Form 10-Q
period 2007-09-30
United States 12 Month Oil Fund, LP
filed 2008-03-07
CIK 1405528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33859

United States 12 Month Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-0431897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1320 Harbor Bay Parkway, Suite 145
Alameda, California 94502
(Address of principal executive offices)

(510) 522-3336
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer   ☐                Accelerated filer   ☐                Non-accelerated filer   ☒    Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

☐ Yes    ☒ No

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

United States 12 Month Oil Fund, LP
Statement of Financial Condition
September 30, 2007 (Unaudited)

September 30, 2007
Assets
Cash	$1,000

Partners' Capital
General Partner	$20
Limited Partner	980
Total Partners' Capital	$1,000

See accompanying notes to statement of financial condition.

United States 12 Month Oil Fund, LP
Notes to Statement of Financial Condition
For the period ended September 30, 2007 (Unaudited)

The following Notes to the Statement of Financial Condition and numbers used therein reflect the condition of United States 12 Month Oil Fund, LP ("US12OF") as of December 31, 2007.

NOTE 1 - ORGANIZATION AND BUSINESS

US12OF was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007. US12OF is a commodity pool that issues limited partnership interests ("units") that may be purchased and sold on the American Stock Exchange (the "AMEX"). US12OF will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership (the "Limited Partnership Agreement"). The investment objective of US12OF is for the changes in percentage terms of its units' net asset value to reflect the changes in percentage terms of the price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of the 12 futures contracts on crude oil traded on the New York Mercantile Exchange (the "NYMEX"), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months' contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following 11 consecutive months, less US12OF's expenses.

US12OF will accomplish its objective through investments in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures and other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other oil related investments such as cash-settled options on Futures Contracts, forward contracts for oil and over-the counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil Related Investments”).

US12OF commenced investment operations on December 6, 2007 and has a fiscal year ending December 31. Victoria Bay Asset Management, LLC is the general partner of US12OF (the "General Partner") and is also responsible for the management of US12OF. The General Partner is a member of the National Futures Association (the "NFA") and became a commodity pool operator with the Commodity Futures Trading Commission (the "CFTC") effective December 1, 2005. The General Partner is also the general partner of United States Oil Fund, LP ("USOF") and United States Natural Gas Fund, LP ("USNG") which listed their units on the AMEX under the ticker symbols "USO" on April 10, 2006 and "UNG" on April 18, 2007, respectively.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the "SEC") and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America. The financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial statements for the interim period.

US12OF issues units to authorized purchasers by offering creation baskets consisting of 100,000 units ("Creation Baskets") through ALPS Distributors, Inc. (the "Marketing Agent"). The purchase price for a Creation Basket is based upon the net asset value of a unit determined as of 4:00 p.m. New York time on the day the order to create the basket is properly received. In addition, authorized purchasers pay US12OF a $1,000 fee for each order to create one or more Creation Baskets. Units can be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket. Units purchased or sold on a nationally recognized securities exchange are not made at the net asset value of US12OF but rather at market prices quoted on such exchange.

At September 30, 2007, US12OF had not generated any revenues. Now that US12OF has commenced operations, the General Partner expects that US12OF will generate sufficient revenue to meet its operational expenses.

On December 6, 2007, US12OF listed its units on the AMEX under the ticker symbol “USL.” On that day, US12OF established its initial net asset value by setting the price at $50.00 per unit and issued 300,000 units to the initial authorized purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $15,000,000 in cash. US12OF also commenced investment operations on that day by purchasing crude oil Futures Contracts traded on the NYMEX. The total market value of the crude oil Futures Contracts purchased was $14,990,260 at the time of purchase. US12OF established cash deposits equal to $15,000,000 at the time of the initial sale of the units. The majority of those cash assets were held at US12OF’s custodian bank while less than 20% of the cash balance was held as margin deposits with the Futures Commission Merchant (as defined in Note 4) relating to the crude oil Futures Contracts purchased.

As of December 31, 2007, US12OF had 400,000 outstanding units. At that time, US12OF owned 232 crude oil Futures Contracts, which had a market value as of the close of trading on that day of $21,641,160. US12OF maintained cash deposits at its custodian bank and margin with the Futures Commission Merchant in an aggregate amount of $20,173,383.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options will be recorded on the trade date. All such transactions will be recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts will be reflected in the statement of financial condition and in the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods will be reflected in the statement of operations. US12OF will earn interest on assets denominated in U.S. dollars on deposit with the Futures Commission Merchant at the 90-day Treasury bill rate. In addition, US12OF will earn interest on funds held at the custodian bank at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts will be accrued on a full-turn basis.

Income Taxes

US12OF is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

Additions and Redemptions

Authorized purchasers may purchase Creation Baskets consisting of 100,000 units from US12OF as of the beginning of each business day based upon the prior day's net asset value. Authorized purchasers may redeem units from US12OF only in blocks of 100,000 units called “Redemption Baskets”. The amount of the redemption proceeds for a Redemption Basket will be equal to the net asset value of the units in the Redemption Basket determined as of 4:00 p.m. New York time on the day the order to redeem the basket is properly received.

US12OF receives or pays the proceeds from units sold or redeemed one business day after the trade-date of the purchase or redemption. The amounts due from authorized purchasers will be reflected in US12OF's statement of financial condition as receivable for units sold, and amounts payable to authorized purchasers upon redemption will be reflected as payable for units redeemed.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of US12OF in proportion to the number of units each partner holds as of the close of each month. The General Partner may revise, alter or otherwise modify this method of allocation as described in the Limited Partnership Agreement.

Calculation of Net Asset Value

US12OF calculates net asset value on each trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units issued and outstanding. US12OF will use the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Offering Costs

Offering costs incurred in connection with the registration of additional units after the initial registration of units will be borne by US12OF. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated therewith. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight line basis or a shorter period if warranted.

Cash Equivalents

Cash and cash equivalents include money market portfolios and overnight time deposits with original maturity dates of three months or less.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires US12OF’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

NOTE 3 - FEES PAID BY US12OF AND RELATED PARTY TRANSACTIONS

General Partner Management Fee

Under the Limited Partnership Agreement, the General Partner is responsible for investing the assets of US12OF in accordance with the objectives and policies of US12OF. In addition, the General Partner has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to US12OF. For these services, US12OF will be contractually obligated to pay the General Partner a fee, which will be paid monthly and based on average daily net assets, that is equal to 0.60% per annum on average net assets.

Ongoing Registration Fees and Other Offering Expenses

US12OF will pay all costs and expenses associated with the ongoing registration of units subsequent to the initial offering. These costs and expenses will include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale.

For the three months ended September 30, 2007, all of US12OF's offering and organizational expenses were funded by the General Partner. US12OF does not have any obligation or intention to reimburse such payments. For the three months ended September 30, 2007 and the six months ended December 31, 2007, US12OF incurred offering and organizational costs in the amount of $246,677 and $350,639, respectively.

Directors' Fees

US12OF is responsible for paying the fees and expenses, including directors' and officers' liability insurance, of the independent directors of the General Partner who are also audit committee members. US12OF shares these fees with USOF and USNG based on the relative assets of each fund, computed on a daily basis. These fees for calendar year 2007 amounted to a total of $286,000 for all of the funds.

Investor Tax Reporting Cost

The fees and expenses associated with US12OF's tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which were borne by the General Partner, are paid by US12OF.

Other Expenses and Fees

In addition to the fees described above, US12OF pays all brokerage fees, taxes and other expenses in connection with the operation of US12OF, excluding costs and expenses to be paid by the General Partner as outlined in Note 4.

NOTE 4 - CONTRACTS AND AGREEMENTS

US12OF is party to a marketing agent agreement, dated as of November 13, 2007, with the Marketing Agent, whereby the Marketing Agent provides certain marketing services for US12OF as outlined in the agreement. The fees of the Marketing Agent, which will be borne by the General Partner, will be equal to 0.06% on US12OF's assets up to $3 billion; and 0.04% on assets in excess of $3 billion.

The above fees do not include the following expenses, which will also be borne by the General Partner: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

US12OF is also party to a custodian agreement, dated October 5, 2007, with Brown Brothers Harriman & Co. ("BBH&Co."), whereby BBH&Co. holds investments on behalf of US12OF. The General Partner pays the fees of the custodian, which shall be determined by the parties from time to time. In addition, US12OF is party to an administrative agency agreement, dated October 5, 2007, with the General Partner and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for US12OF. The General Partner also pays the fees of BBH&Co. for its services under this agreement and such fees will be determined by the parties from time to time.

The General Partner pays BBH&Co. for its services, in the foregoing capacities, the greater of a minimum of $125,000 annually or an asset-based charge of (a) 0.06% for the first $500 million of US12OF's, USOF's and USNG's combined net assets, (b) 0.0465% for US12OF's, USOF's and USNG's combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% for US12OF's, USOF's, and USNG's combined net assets in excess of $1 billion. The General Partner will also pay a $25,000 annual fee for transfer agency services and transaction fees ranging from $7.00 to $15.00 per transaction.

US12OF will invest primarily in Futures Contracts traded on the NYMEX.

US12OF expressly disclaims any association with the NYMEX or endorsement of US12OF by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

US12OF has entered into a brokerage agreement with UBS Securities LLC (the "Futures Commission Merchant") pursuant to which the Futures Commission Merchant will provide services to US12OF in connection with the purchase and sale of Futures Contracts and Other Crude Oil Related Investments that may be purchased and sold by or through the Futures Commission Merchant for US12OF's account. The agreement provides that the Futures Commission Merchant charge US12OF commissions of approximately $7 per round-turn trade, plus applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts.

NOTE 5 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

US12OF engages in the speculative trading of Futures Contracts and options on Futures Contracts (collectively, "derivatives"). US12OF is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

All of the contracts traded by US12OF are exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, US12OF must rely solely on the credit of its respective individual counterparties. However, in the future, if US12OF were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any. US12OF also has credit risk since the sole counterparty to all domestic and foreign Futures Contracts is the exchange clearing corporation. In addition, US12OF bears the risk of financial failure by the clearing broker.

The purchase and sale of futures and options on Futures Contracts require margin deposits with a futures commission merchant. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures commission merchant to segregate all customer transactions and assets from the futures commission merchant’s proprietary activities.

US12OF’s cash and other property, such as U.S. Treasury Bills, deposited with a futures commission merchant are considered commingled with all other customer funds subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total amount of cash and other property deposited.

US12OF invests its cash in money market funds that seek to maintain a stable net asset value. US12OF is exposed to any risk of loss associated with an investment in these money market funds.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, US12OF is exposed to a market risk equal to the value of Futures Contracts purchased and unlimited liability on such contracts sold short. As both a buyer and a seller of options, US12OF pays or receives a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option.

US12OF’s policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, US12OF has a policy requiring review of the credit standing of each broker or counterparty with which it conducts business.

The financial instruments held by US12OF will be reported in its statement of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

Goldman, Sachs & Co. (“Goldman Sachs”) sent USOF a letter on March 17, 2006, providing USOF and the General Partner notice under 35 U.S.C. Section 154(d) of two pending United States patent applications, Publication Nos. 2004/0225593A1 and 2006/0036533A1. Both patent applications are generally directed to a method and system for creating and administering a publicly traded interest in a commodity pool. In particular, the Abstract of each patent application defines a means for creating and administering a publicly traded interest in a commodity pool that includes the steps of forming a commodity pool having a first position in a futures contract and a corresponding second position in a margin investment, and issuing equity interests of the commodity pool to third party investors. Subsequently, two U.S. Patents were issued; the first, patent number US7,283,978B2, was issued on October 16, 2007, and the second, patent number US7,319,984B2, was issued on January 15, 2008.

Preliminarily, USOF's management is of the view that the structure and operations of USOF and its affiliated commodity pools do not infringe these patents. USOF is also in the process of reviewing prior art (prior structures and operations of similar investment vehicles) that may invalidate one or more of the claims in these patents. In addition, USOF has retained patent counsel to advise it on these matters and is in the process of obtaining their opinions regarding the non-infringement of each of these patents by USOF and/or the patents' invalidity based on prior art. If the patents were alleged to apply to USOF's structure and/or operations, and are found by a court to be valid and infringed, Goldman Sachs may be awarded significant monetary damages and/or injunctive relief.

NOTE 6 - SUBSEQUENT EVENTS

Goldman Sachs & Co.

Goldman Sachs sent USOF a letter on March 17, 2006, providing USOF and the General Partner notice under 35 U.S.C. Section 154(d) of two pending United States patent applications, Publication Nos. 2004/0225593A1 and 2006/0036533A1.  Both patent applications are generally directed to a method and system for creating and administering a publicly traded interest in a commodity pool.  In particular, the Abstract of each patent application defines a means for creating and administering a publicly traded interest in a commodity pool that includes the steps of forming a commodity pool having a first position in a futures contract and a corresponding second position in a margin investment, and issuing equity interests of the commodity pool to third party investors.  Subsequently, two U.S. Patents were issued, the first, patent number US7,283,978B2, was issued on October 16, 2007, and the second, patent number US7,319,984B2, was issued on January 15, 2008.

Preliminarily, USOF's management is of the view that the structure and operations of USOF and its affiliated commodity pools do not infringe these patents.  USOF is also in the process of reviewing prior art (prior structures and operations of similar investment vehicles ) that may invalidate one or more of the claims in these patents.  In addition, USOF has retained patent counsel to advise it on these matters and is in the process of obtaining their opinions regarding the non-infringement of each of these patents by USOF and/or the patents’ invalidity based on prior art.  If the patents were alleged to apply to USOF’s structure and/or operations, and are found by a court to be valid and infringed, Goldman Sachs may be awarded significant monetary damages and/or injunctive relief.

Licensing Fees

US12OF entered into a licensing agreement with the NYMEX on January 16, 2008. The agreement has an effective date of December 4, 2007. Pursuant to the agreement, US12OF and the affiliated funds managed by the General Partner will pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. Since inception, US12OF has incurred $540 under this arrangement.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto of United States 12 Month Oil Fund, LP ("US12OF") included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Information

This quarterly report on Form 10-Q, including this "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause US12OF's actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe US12OF's future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and US12OF cannot assure investors that the projections included in these forward-looking statements will come to pass. US12OF's actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

US12OF has based the forward-looking statements included in this quarterly report on Form 10-Q on information available to it on the date of this quarterly report on Form 10-Q, and US12OF assumes no obligation to update any such forward-looking statements. Although US12OF undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that US12OF may make directly to them or through reports that US12OF in the future files with the U.S. Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Introduction

US12OF, a Delaware limited partnership, is a commodity pool that issues limited partnership interests that may be purchased and sold on the American Stock Exchange (the "AMEX"). The net assets of US12OF consist primarily of investments in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas, and other petroleum-based fuels that are traded on the New York Mercantile Exchange (the "NYMEX"), ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”). This may include contracts that are of the standard industry size as measured in physical amounts of crude oil, as well as similar contracts that are financially settled but are based on a percentage of the standard size contracts. US12OF may also invest in other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas, and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Crude Oil-Related Investments collectively are referred to as “Crude Oil Interests” in this quarterly report on Form 10-Q.

US12OF invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. The primary focus of Victoria Bay Asset Management, LLC (the "General Partner") with respect to US12OF is the investment in Futures Contracts and the management of investments in short-term obligations of the United States of two years or less (“Treasuries”), cash and/or cash equivalents for margining purposes and as collateral.

The investment objective of US12OF is to have the changes in percentage terms of its units’ net asset value ("NAV") reflect the changes in percentage terms of the price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of 12 Futures Contracts on crude oil traded on the NYMEX (the “Benchmark Futures Contracts”), consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following 11 consecutive months, less US12OF’s expenses. When calculating the daily movement of the average price of the 12 contracts, each contract month will be equally weighted.

The General Partner, which is registered as a commodity pool operator with the Commodity Futures Trading Commission (the "CFTC"), is authorized by the Amended and Restated Agreement of Limited Partnership (the "LP Agreement") to manage US12OF. The General Partner is authorized by US12OF in its sole judgment to employ, establish the terms of employment for and terminate commodity trading advisors or futures commission merchants.

The Notes to the Statement of Financial Condition and the numbers provided in this quarterly report on Form 10-Q are as of December 31, 2007.

In December of 2007, US12OF initially registered 11,000,000 units on Form S-1 with the SEC.  On December 6, 2007, US12OF listed its units on the AMEX under the ticker symbol “USL”. On that day, US12OF established its initial NAV by setting a price per unit at $50.00 and issued 300,000 units to the initial authorized purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $15,000,000 in cash.  The initial offering price of the initial Creation Basket was set at $50.00. As od December 31, 2007, US12OF has registered a total of 11,000,000 units.  US12OF also commenced investment operations on December 6, 2007 by purchasing Benchmark Futures Contracts.

Valuation of Futures Contracts and the Computation of the NAV

The NAV of US12OF units is calculated once each trading day as of the earlier of the close of the New York Stock Exchange (the "NYSE") or  4:00 p.m. New York time. The NAV for a particular trading day is released after 4:15 p.m. New York time. Trading on the AMEX typically closes at 4:15 p.m. New York time. US12OF uses the NYMEX closing price (determined at the earlier of the close of that exchange or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other US12OF investments, including ICE Futures or other Futures Contracts, as of the earlier of the close of the NYSE or 4:00 p.m. New York time.

Management’s Discussion of Results of Operations and the Crude Oil Market

Results of Operations.  During the three month period ended September 30, 2007, US12OF had not yet commenced investment activities nor issued units. In addition, US12OF did not purchase or own any Futures Contracts or Other Crude Oil Related Investments during this reporting period, nor were there any receipts or disbursements of cash from US12OF during this reporting period. Also, US12OF did not receive any revenue or capital gains (losses), or incur any expenses during this reporting period.

Expenses incurred during the third quarter of 2007 in connection with organizing US12OF and the initial offering costs of the units were borne by the General Partner, and are not subject to reimbursement by US12OF.

Portfolio Expenses. US12OF’s expenses consist of management fees, brokerage fees and commissions, certain offering costs, licensing fees and the fees and expenses of the independent directors of the General Partner. US12OF pays the General Partner a management fee of 0.60% of the NAV on all of its assets.

US12OF pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority ("FINRA") and any other regulatory agency in connection with subsequent offers and sales of its units and all legal, accounting, printing and other expenses associated therewith. US12OF is responsible for paying the fees and expenses, including directors' and officers' liability insurance, of the independent directors of the General Partner who are also audit committee members. US12OF shares these fees with its affiliates, the United States Oil Fund, LP ("USOF") and the United States Natural Gas Fund, LP ("USNG"), based on the relative assets of each fund, computed on a daily basis. These fees for calendar year 2007 amounted to a total of $286,000 for all three funds. Investors in US12OF who wish to receive additional information concerning the United States Oil Fund, LP, may do so by calling 1-800-920-0259, or going on-line to www.unitedstatesoilfund.com. Investors who wish to receive additional information concerning the United States Natural Gas Fund, LP, may do so by calling 1-800-920-0259, or going on-line to www.unitedstatesnaturalgasfund.com.

US12OF will also incur commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil Related Investments or Treasuries.

Interest Income. Unlike some alternative investment funds, US12OF does not borrow money in order to obtain leverage, so US12OF does not incur any interest expense.  Rather, US12OF’s margin deposits are maintained in Treasuries and interest is earned on 100% of US12OF’s available assets, which include unrealized profits credited to US12OF’s accounts

Tracking US12OF’s Benchmark. US12OF seeks to manage its portfolio such that changes in its average daily NAV, on a percentage basis, closely track changes in the average of the daily prices of the Benchmark Futures Contracts, also on a percentage basis. Specifically, US12OF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in the NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change of the Benchmark Futures Contracts. As an example, if the average daily movement of the average of the prices of the Benchmark Futures Contracts for a particular 30-day time period was 0.5% per day, US12OF management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). US12OF’s portfolio management goals do not include trying to make the nominal price of its NAV equal to the average of the nominal prices of the current Benchmark Futures Contracts or the spot price for crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed crude oil futures contracts.

An alternative tracking measurement of the return performance of US12OF versus the return of its Benchmark Futures Contracts can be calculated by comparing the actual return of US12OF, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that US12OF’s returns had been exactly the same as the daily changes in its Benchmark Futures Contracts.

There are currently three factors that are most likely to have an impact on US12OF’s ability to accurately track the changes to the average of the prices of its Benchmark Futures Contracts.

First, US12OF may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day in which US12OF executes the trade. In that case, US12OF may get a price that is higher, or lower, than that of the Benchmark Futures Contracts, which, could cause the changes in the daily NAV of US12OF to either be too high or too low relative to the changes in the daily benchmark. Management will attempt to minimize the effect of these transactions by seeking to execute its purchase or sales of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for US12OF to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact US12OF’s attempt to track its benchmark over time.

Second, US12OF earns interest on its cash and Treasury holdings. US12OF is not required to distribute any portion of its income to its unitholders. Interest payments, and any other income, are retained within the portfolio and added to US12OF’s NAV. When this income exceeds the level of US12OF’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), US12OF realizes a net yield that will tend to cause daily changes in the NAV of US12OF to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts.

Third, US12OF may hold Other Crude Oil Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts' total return movements. In that case, the error in tracking the benchmark could result in daily changes in the NAV of US12OF that are either too high, or too low, relative to the daily changes in the benchmark.

Term Structure of Crude Oil Futures Prices and the Impact on Total Returns. Several factors determine the total return from investing in a futures contract position. One factor that impacts the total return that will result from investing in near month crude oil futures contracts and “rolling” those contracts forward each month is the price relationship between the current near month contract and the later month contracts. For example, if the price of the near month contract is higher than the next month contract (a situation referred to as “backwardation” in the futures market), then absent any other change there is a tendency for the price of a next month contract to rise in value as it becomes the near month contract and approaches expiration. Conversely, if the price of a near month contract is lower than the next month contract (a situation referred to as “contango” in the futures market), then absent any other change there is a tendency for the price of a next month contract to decline in value as it becomes the near month contract and approaches expiration.

As an example, assume that the price of crude oil for immediate delivery (the “spot” price), was $50 per barrel, and the value of a position in the near month futures contract was also $50. Over time, the price of the barrel of crude oil will fluctuate based on a number of market factors, including demand for oil relative to its supply. The value of the near month contract will likewise fluctuate in reaction to a number of market factors. If investors seek to maintain their holding in a near month contract position and not take delivery of the oil, every month they must sell their current near month contract as it approaches expiration and invest in the next month contract.

If the futures market is in backwardation, e.g., when the expected price of oil in the future would be less, the investor would be buying a next month contract for a lower price than the current near month contract. Hypothetically, and assuming no other changes to either prevailing crude oil prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the interest earned on Treasuries, cash and/or cash equivalents), the value of the next month contract would rise as it approaches expiration and becomes the new near month contract. In this example, the value of the $50 investment would tend to rise faster than the spot price of crude oil, or fall slower. As a result, it would be possible in this hypothetical example for the price of spot crude oil to have risen to $60 after some period of time, while the value of the investment in the futures contract would have risen to $65, assuming backwardation is large enough or enough time has elapsed. Similarly, the spot price of crude oil could have fallen to $40 while the value of an investment in the futures contract could have fallen to only $45. Over time, if backwardation remained constant, the difference would continue to increase.

If the futures market is in contango, the investor would be buying a next month contract for a higher price than the current near month contract. Hypothetically, and assuming no other changes to either prevailing crude oil prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the interest earned on cash), the value of the next month contract would fall as it approaches expiration and becomes the new near month contract. In this example, it would mean that the value of the $50 investment would tend to rise slower than the spot price of crude oil, or fall faster. As a result, it would be possible in this hypothetical example for the spot price of crude oil to have risen to $60 after some period of time, while the value of the investment in the futures contract will have risen to only $55, assuming contango is large enough or enough time has elapsed. Similarly, the spot price of crude oil could have fallen to $45 while the value of an investment in the futures contract could have fallen to $40. Over time, if contango remained constant, the difference would continue to increase.

Historically, the oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During the past two years, including 2006 and the first half of 2007, these markets have experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation and remained in that condition for the rest of the year. The chart below compares the price of the front month contract to the average price of the first 12 months over the last 10 years (1998-2007). When the price of the front month contract is higher than the average price of the front 12 month contracts, the market would be described as being in backwardation. When the price of the front month contract is lower than the average price of the front 12 month contracts, the market would be described as being in contango. Although the prices of the front month contract and the average price of the front 12 month contracts do tend to move up or down together, it can be seen that at times the front month prices are clearly higher than the average price of the 12 month contracts (backwardation), and other times they are below the average price of the front 12 month contracts (contango).

An alternative way to view the same data is to subtract the average dollar price of the front 12 month contracts from the dollar price of the front month contract. If the resulting number is a positive number, than the front month price is higher than the average price of the front 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, than the front month price is lower than the average price of the front 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the front month price from the average price of the front 12 month contracts for the 10 year period between 1998 and 2007.

A hypothetical investment in a portfolio that involved owning only the front month contract would produce a different result than a hypothetical investment in a portfolio that owned an equal number of each of the front 12 month’s worth of contracts. Generally speaking, when the crude oil futures market is in backwardation the front month only portfolio would tend to have a higher total return than the 12 month portfolio. Conversely, if the crude oil futures market was in contango, the portfolio containing 12 months worth of contracts would tend to outperform the front month only portfolio. The chart below shows the hypothetical results of owning a portfolio consisting of the front month contract versus a portfolio containing the front 12 month’s worth of contracts. In this example, each month the front month only portfolio would sell the front month contract at expiration and buy the next month out contract. The portfolio holding an equal number of the front 12 month’s worth of contracts would sell the front month contract at expiration and replace it with the contract that becomes the new twelfth month contract.

As seen in the chart, there have been periods of both positive and negative annual total returns for both hypothetical portfolios over the last 10 years. In addition, there have been periods during which the front month only approach had higher returns, and periods where the 12 month approach had higher total returns.

The General Partner believes that holding futures contracts whose expiration dates are spread out over a 12 month period of time will cause the total return of such a portfolio to vary compared to a portfolio that holds only a single month’s contract (such as the near month contract).  In particular, the General Partner believes that the total return of a portfolio holding contracts with a range of expiration months will be impacted differently by the price relationship between different contract months of the same commodity future compared to the total return of a portfolio consisting of the near month contract.  The General Partner believes that based on historical evidence a portfolio that held futures contracts with a range of expiration dates spread out over a 12 month period of time would typically be impacted less by the positive effect of backwardation, and less by the negative effect of contango, compared to a portfolio that held contracts of a single near month. As a result, absent the impact of any other factors, a portfolio of 12 different monthly contracts would tend to have a lower total return than a near month only portfolio in a backwardation market and a higher total return in a contango market.  However there can be no assurance that such historical relationships would provide the same or similar results in the future.

Periods of backwardation and contango do not meaningfully impact US12OF’s investment objective of having percentage changes in its per unit NAV track percentage changes in the average of the prices of the Benchmark Futures Contracts since the impact of backwardation and contango tended to equally impact the percentage changes in price of both US12OF’s units and the Benchmark Futures Contracts. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Crude oil market. During the third quarter of 2007, crude oil prices were impacted by several factors. On the consumption side, demand remained strong as continued global economic growth, especially in emerging economies such as China and India, remained brisk. On the supply side, production remained steady despite concerns about violence impacting production in Iraq and Nigeria. At the same time, a concern remained about the ability of major oil producing countries to continue to raise their production to accommodate increasing demand.

During the year ended December 31, 2007, crude oil prices were impacted by several factors. On the consumption side, demand remained strong as continued global economic growth, especially in emerging economies such as China and India, remained brisk. Additionally, a falling U.S. dollar, the currency in which crude oil is traded globally, continued to be weak, effectively making crude oil cheaper for most non-U.S. dollar economies. On the supply side, production remained steady despite concerns about violence impacting production in Iraq and Nigeria. At the same time, a concern remains about the ability of major oil producing countries to continue to raise their production to accommodate increasing demand. Additionally, a concern about the strength of the U.S. economy, and the risk of recession which might lead to the U.S. decreasing its oil consumption in 2008, began to be a factor in the crude oil markets very late in 2007.

Critical Accounting Policies

Preparation of the condensed financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. US12OF's application of these policies involves judgments and actual results may differ from the estimates used.

The General Partner has evaluated the nature and types of estimates that it makes in preparing US12OF's condensed financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. To the extent US12OF makes such investments, the values used by US12OF for its forward contracts will be provided by its commodity broker who values over-the-counter contracts based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, US12OF estimates interest income on a daily basis using prevailing interest rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

US12OF has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. US12OF has met, and it is anticipated that US12OF will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. US12OF’s liquidity needs include: redeeming units, providing margin deposits for its existing oil futures contracts or the purchase of additional crude oil futures contracts and posting collateral for its over-the-counter contracts and payment of its expenses, summarized below under “Contractual Obligations.”

US12OF generates cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash, cash equivalents and its investments in Treasuries. US12OF allocates substantially all of its net assets to trading in Crude Oil Interests. A significant portion of its NAV is held in cash, cash equivalents and its investments in Treasuries that is used as margin for US12OF's trading in Crude Oil Interests. The percentage that Treasuries bears to the total net assets varies from period to period as the market values of the Crude Oil Interests change. The balance of the net assets is held in US12OF's Futures Contracts and Other Crude Oil Related Investments trading account. Interest earned on US12OF's interest bearing-funds is paid to US12OF.

US12OF's investment in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in Futures Contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of an Futures Contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken or liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent US12OF from promptly liquidating its positions in Futures Contracts.

To date, all of US12OF's expenses, including its organization and offering expenses relating to the initial offering of its units, have been paid by the General Partner. Fees and expenses associated with the registration of units with the SEC subsequent to the initial offering will be borne by US12OF. In addition, fees and expenses (including directors' and officers' liability insurance) of the independent directors of the General Partner, the management fee paid to the General Partner, brokerage fees and licensing fees are paid directly by US12OF. If the General Partner and US12OF are unsuccessful in raising sufficient funds to cover US12OF's expenses or in locating any other source of funding, US12OF will terminate and investors may lose all or part of their investment.

Market Risk

Trading in Futures Contracts and Other Crude Oil Related Investments, such as forwards, involves US12OF entering into contractual commitments to purchase or sell oil at a specified date in the future. The gross or face amount of the contracts will significantly exceed US12OF's future cash requirements since US12OF intends to close out its open positions prior to settlement. As a result, US12OF is generally only subject to the risk of loss arising from the change in value of the contracts. US12OF considers the "fair value'' of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with US12OF's commitments to purchase oil is limited to the gross face amount of the contacts held. However, should US12OF enter into a contractual commitment to sell oil, it would be required to make delivery of the oil at the contract price, repurchase the contract at prevailing prices or settle in cash. Since there are no limits on the future price of oil, the market risk to US12OF could be unlimited.

US12OF's exposure to market risk depends on a number of factors, including the markets for oil, the volatility of interest rates and foreign exchange rates, the liquidity of the Futures Contracts and Other Crude Oil Related Investments markets and the relationships among the contracts held by US12OF. The limited experience that US12OF has in utilizing its model to trade in Crude Oil Interests in a manner intended to track the spot price of crude oil, as well as drastic market occurrences, could ultimately lead to the loss of all or substantially all of an investor’s capital.

Credit Risk

When US12OF enters into Futures Contracts and Other Crude Oil Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the NYMEX and on most other foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members, and therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to US12OF in such circumstances.

The General Partner attempts to manage the credit risk of US12OF by following various trading limitations and policies. In particular, US12OF posts margin and/or holds liquid assets that are approximately equal to the face amount of its obligations to counterparties under the Futures Contracts and Other Crude Oil Related Investments it holds. The General Partner has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of US12OF to limit its credit exposure.

US12OF's commodity broker, or any other broker that may be retained by US12OF in the future, when acting as US12OF's futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to US12OF, all assets of US12OF relating to domestic Futures Contracts trading. A futures commission merchant is not allowed to commingle US12OF's assets with its other assets. In addition, the CFTC requires commodity brokers to hold in a secure account the US12OF assets related to foreign Futures Contracts trading.

Off Balance Sheet Financing

As of December 31, 2007, US12OF has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of US12OF. While US12OF's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on US12OF's financial position.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, US12OF requires liquidity to redeem units, which redemptions must be in blocks of 100,000 units called Redemption Baskets. US12OF has satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of units being redeemed.

Contractual Obligations

US12OF's primary contractual obligations are with the General Partner. In return for its services, the General Partner is entitled to a management fee calculated as a fixed percentage of US12OF's NAV, currently 0.60% of NAV for its average net assets.

The General Partner agreed to pay the start-up costs associated with the formation of US12OF, primarily its legal, accounting and other costs in connection with its contracts with service providers and its registration with the SEC and other regulatory filings in connection with the initial public offering of its units, and the registration fees paid to the SEC, FINRA and the AMEX in connection with such offering. The General Partner agreed to pay the fees of the custodian and transfer agent, BBH&Co., as well as BBH&Co.’s fees for performing administrative services, including in connection with US12OF’s preparation of its financial statements and its SEC and CFTC reports.

In addition to the General Partner’s management fee, US12OF pays its brokerage fees (including fees to the futures commission merchant), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, registration and, subsequent to the initial offering, the fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of the units, tax accounting and reporting fees, as well as the legal, printing, accounting, and other expenses associated therewith, and extraordinary expenses. In addition, other expenses not in the ordinary course of US12OF's business include the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to the futures commission merchant are on a contract-by-contract, or round turn, basis.  In addition, US12OF pays a portion of the fees and expenses of the independent directors of the General Partner.  See Note 3 to the Notes to Statement of Financial Condition.

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods as US12OF’s NAV and trading levels to meet its investment objectives will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of US12OF’s existence. Either party may terminate these agreements earlier for certain reasons listed in the agreements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Over-the-Counter Derivatives (Including Spreads and Straddles)

In the future, US12OF may purchase over-the-counter contracts. Unlike most of the exchange-traded oil futures contracts or exchange-traded options on such futures, each party to over-the-counter contracts bears the credit risk that the other party may not be able to perform its obligations under its contract.

Some oil-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants. Other oil-based derivatives have highly customized terms and conditions and are not as widely available. Many of these over-the-counter contracts are cash-settled forwards for the future delivery of oil- or petroleum-based fuels that have terms similar to the Futures Contracts. Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the spot price of the crude oil, forward crude oil prices or crude oil futures prices. For example, US12OF may enter into over-the-counter derivative contracts whose value will be tied to changes in the difference between the spot price of light, sweet crude oil, the price of Futures Contracts traded on the NYMEX and the prices of other Futures Contracts that may be invested in by US12OF.

To protect itself from the credit risk that arises in connection with such contracts, US12OF may enter into agreements with each counterparty that provide for the netting of its overall exposure to its counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. US12OF also may require that the counterparty be highly rated and/or provide collateral or other credit support to address US12OF’s exposure to the counterparty. In addition, it is also possible for US12OF and its counterparty to agree to clear their agreement through an established futures clearing house such as those connected to the NYMEX or the ICE Futures. In that event, US12OF would no longer have credit risk of its original counterparty, as the clearing house would now be US12OF's counterparty. US12OF would still retain any price risk associated with its transaction.

US12OF may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Benchmark Futures Contract. US12OF would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months. The effect of holding such combined positions is to adjust the sensitivity of US12OF to changes in the price relationship between futures contracts which will expire sooner and those that will expire later. US12OF would use such a spread if the General Partner felt that taking such long and short positions, when combined with the rest of its holdings, would more closely track the investment goals of US12OF, or the General Partner felt if it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in oil prices. US12OF would enter into a straddle when it chooses to take an option position consisting of a long (or short) position in both a call option and put option. The economic effect of holding certain combinations of put options and call options can be very similar to that of owning the underlying futures contracts. US12OF would make use of such a straddle approach if, in the opinion of the General Partner, the resulting combination would more closely track the investment goals of US12OF or if it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in oil prices.

During the three months ended September 30, 2007 and the six months ended December 31, 2007, US12OF did not employ any hedging methods since all of its investments were made over an exchange. Therefore, US12OF was not exposed to counterparty risk.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures.

US12OF maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in US12OF’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

The duly appointed officers of the General Partner, including its chief executive officer and chief financial officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of US12OF if US12OF had any officers, have evaluated the effectiveness of US12OF’s disclosure controls and procedures and have concluded that the disclosure controls and procedures of US12OF have been effective as of the end of the period covered by this quarterly report on Form 10-Q.

Change in Internal Control Over Financial Reporting.

There were no changes in US12OF’s internal control over financial reporting during US12OF’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, US12OF’s internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1A.	Risk Factors

There has not been a material change from the risk factors previously disclosed in US12OF's Registration Statement on Form S-1, which was declared effective by the SEC on December 4, 2007.

Item 5.	Other Information

Monthly Account Statements

Pursuant to the requirement under part 4.22 of the Commodity Exchange Act, each month US12OF publishes an account statement for its unitholders, which includes a Statement of Income (Loss) and a Statement of Changes in NAV. The account statement is filed with the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on US12OF's website at www.unitedstates12monthoilfund.com.

Item 6.	Exhibits

Listed below are the exhibits which are filed or furnished as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States 12 Month Oil Fund, LP (Registrant) By: Victoria Bay Asset Management, LLC, its general partner
By: /s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer
DateDate: March 5, 2008
By: /s/ Howard Mah
Howard Mah
Chief Financial Officer
DateDate: March 5, 2008