Form 10-K
period 2007-12-31
United States 12 Month Oil Fund, LP
filed 2008-03-26
CIK 1405528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33859

United States 12 Month Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-0431897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1320 Harbor Bay Parkway, Suite 145
Alameda, California 94502
(Address of principal executive offices) (Zip Code)

(510) 522-3336
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Units               American Stock Exchange
(Title of class)      (Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one.)
Large accelerated filer   ☐                Accelerated filer  ☐                Non-accelerated filer  ☒                Smaller reporting company  ☐
                                                                                                                                                                    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).
☐ Yes    ☒ No

The aggregate market value of the registrant’s units held by non-affiliates of the registrant as of June 30, 2007 was: $0.

The registrant had 200,000 outstanding units as of March 18, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

Part I

Item 1.	Business.

What is US12OF?

United States 12 Month Oil Fund, LP ("US12OF") is a Delaware limited partnership organized on June 27, 2007. US12OF maintains its main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502. US12OF is a commodity pool that issues limited partnership interests ("units") traded on the American Stock Exchange (the "AMEX"). It operates pursuant to the terms of the Amended and Restated Agreement of Limited Partnership dated as of December 4, 2007 (the "LP Agreement"), which grants full management control to the general partner.

Who is the General Partner?

US12OF's general partner is Victoria Bay Asset Management, LLC (the "General Partner"), a single member limited liability company that was formed in the state of Delaware on May 10, 2005. It maintains its main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502. The General Partner is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”). Mr. Nicholas Gerber (discussed below) controls Wainwright by virtue of his ownership of Wainwright’s shares. Wainwright is a holding company that also owns an insurance company organized under Bermuda law and a registered investment adviser firm named Ameristock Corporation. The General Partner is a member of the National Futures Association (the "NFA") and was registered with the Commodity Futures Trading Commission (the "CFTC") as of December 1, 2005. The General Partner’s registration as a Commodity Pool Operator ("CPO") was approved on December 1, 2005.

On May 12, 2005, the General Partner formed the United States Oil Fund, LP (“USOF”), another limited partnership that is a commodity pool and issues units traded on the AMEX.  The investment objective of USOF is for the changes in percentage terms of its units’ net asset value (“NAV”) to reflect the changes in percentage terms of the price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract for light, sweet crude oil traded on the New York Mercantile Exchange (the "NYMEX"), less USOF's expenses.  USOF began trading on April 10, 2006.  The General Partner is the general partner of USOF and is responsible for the management of the USOF.  Wainwright was the initial limited partner of USOF. Investors in US12OF who wish to receive additional information concerning the United States Oil Fund, LP, may do so by calling 1-800-920-0259, or going on-line to www.unitedstatesoilfund.com.

On September 8, 2006, the General Partner formed the United States Natural Gas Fund, LP ("USNG'), also a limited partnership that is a commodity pool and issues units traded on the AMEX. The investment objective of USNG is for the changes in percentage terms of its units' NAV to reflect the changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the price of the futures contract on natural gas traded on the NYMEX, less USNG’s expenses. USNG began trading on April 18, 2007. The General Partner is the general partner of USNG and is responsible for the management of USNG. Wainwright was the initial limited partner of USNG. Investors in US12OF who wish to receive additional information concerning the United States Natural Gas Fund, LP, may do so by calling 1-800-920-0259, or going on-line to www.unitedstatesnaturalgasfund.com.

On April 12, 2007, the General Partner formed the United States Gasoline Fund, LP (“USG”), also a limited partnership that is a commodity pool and issues units traded on the AMEX.  The investment  objective of USG is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the price of unleaded gasoline delivered to the New York harbor, as measured by the changes in the price of the futures contract on gasoline traded on the NYMEX, less USG's expenses.  USG began trading on February 26, 2008.  The General Partner is the general partner of USG and is responsible for the management of USG.  Wainwright was the initial limited partner of USG.  Investors in US12OF who wish to receive additional information concerning the United States Gasoline Fund, LP, may do so by calling 1-800-920-0259, or going on-line to www.unitedstatesgasolinefund.com.

The General Partner is currently in the process of registering two other exchange traded securities, the United States Heating Oil Fund, LP (“USHO") and the United States 12 Month Natural Gas Fund, LP (“US12NG”).  USHO will be a publicly traded limited partnership which seeks to have the changes in percentage terms of its units’ NAV track the changes in percentage terms of the price of heating oil (also known as No. 2 fuel) delivered to the New York harbor.  US12NG will be a publicly traded limited partnership which will seek to have the changes in percentage terms of its units’ NAV reflect the changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts on natural gas traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts.

The General Partner is required to evaluate the credit risk for US12OF to the futures commission merchant, oversee the purchase and sale of US12OF’s units by certain authorized purchasers ("Authorized Purchasers"), review daily positions and margin requirements of US12OF and manage US12OF’s investments. The General Partner also pays the fees of ALPS Distributors, Inc. (the "Marketing Agent") and Brown Brothers Harriman & Co. ("BBH&Co."), which acts as the administrator (the "Administrator") and the custodian (the "Custodian") for US12OF.

Limited partners have no right to elect the General Partner on an annual or any other continuing basis. If the General Partner voluntarily withdraws, however, the holders of a majority of US12OF's outstanding units (excluding for purposes of such determination units owned, if any, by the withdrawing General Partner and its affiliates) may elect its successor. The General Partner may not be removed as general partner except upon approval by the affirmative vote of the holders of at least 66 and 2/3 percent of US12OF's outstanding units (excluding units owned, if any, by the General Partner and its affiliates), subject to the satisfaction of certain conditions set forth in the LP Agreement.

The business and affairs of the General Partner are managed by a board of directors, which is comprised of four management directors, some of whom are also its executive officers (the “Management Directors”) and three independent directors who meet the independent director requirements established by the AMEX and the Sarbanes-Oxley Act of 2002. Notwithstanding the foregoing, the Management Directors have the authority to manage the General Partner pursuant to its Third Amended and Restated Limited Liability Company Agreement. The board of directors of the General Partner has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis and Malcolm R. Fobes III). The audit committee is governed by an audit committee charter that is posted on US12OF’s website, http://www.unitedstates12monthoilfund.com. Mr. Fobes and Mr. Ellis meet the financial sophistication requirements of the AMEX and the audit committee charter. Through its Management Directors, the General Partner manages the day-to-day operations of US12OF.

How Does US12OF Operate?

The net assets of US12OF consist primarily of investments in futures contracts for light, sweet crude oil, but may also consist of other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”). US12OF may also invest in other oil-related investments such as cash-settled options on Futures Contracts, forward contracts for oil, and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Crude Oil Related Investments collectively are referred to as “Crude Oil Interests” in this annual report on Form 10-K.

US12OF invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil Related Investments. In pursuing this objective, the primary focus of the General Partner is the investment in Futures Contracts and the management of its investments in short-term obligations of the United States of two years or less (“Treasuries”), cash and/or cash equivalents for margining purposes and as collateral.

The investment objective of US12OF is to have the changes in percentage terms of the units’ NAV reflect the changes in percentage terms of the price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of the 12 Futures Contracts on crude oil traded on the NYMEX (the "Benchmark Futures Contracts"), consisting of the near month contract to expire and the contracts for the following eleven months, for a total of 12 consecutive months' contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following 11 consecutive months, less US12OF's expenses. When calculating the daily movement of the average price of the 12 contracts each contract month is equally weighted.

It is not the intent of US12OF to be operated in a fashion such that its NAV will equal, in dollar terms, the dollar price of spot crude oil or any particular futures contract based on crude oil.

The General Partner believes that holding futures contracts whose expiration dates are spread out over a 12 month period of time will cause the total return of such a portfolio to vary compared to a portfolio that holds only a single month’s contract (such as the near month contract). In particular, the General Partner believes that the total return of a portfolio holding contracts with a range of expiration months will be impacted differently by the price relationship between different contract months of the same commodity future compared to the total return of a portfolio consisting of the near month contract. For example, in cases in which the near month contract’s price is higher than the price of contracts that expire later in time (a situation known as “backwardation” in the futures markets), then absent the impact of the overall movement in crude oil prices the value of the near month contract would tend to rise as it approaches expiration. Conversely, in cases in which the near month contract’s price is lower than the price of contracts that expire later in time (a situation known as “contango” in the futures markets), then absent the impact of the overall movement in crude oil prices the value of the near month contract would tend to decline as it approaches expiration. The total return of a portfolio that owned the near month contract and “rolled” forward each month by selling the near month contract as it approached expiration and purchasing the next month contract to expire would be positively impacted by a backwardation market, and negatively impacted by a contango market. Depending on the exact price relationship of the different months' prices, portfolio expenses, and the overall movement of crude oil prices, the impact of backwardation and contango could have a major impact on the total return of such a portfolio over time. The General Partner believes that based on historical evidence a portfolio that held futures contracts with a range of expiration dates spread out over a 12 month period of time would typically be impacted less by the positive effect of backwardation and the negative effect of contango compared to a portfolio that held contracts of a single near month. As a result, absent the impact of any other factors, a portfolio of 12 different monthly contracts would tend to have a lower total return than a near month only portfolio in a backwardation market and a higher total return in a contango market. However there can be no assurance that such historical relationships would provide the same or similar results in the future.

As a specific benchmark, the General Partner will endeavor to place US12OF’s trades in Futures Contracts and Other Crude Oil-Related Investments and otherwise manage US12OF’s investments so that “A” will be within plus/minus 10 percent of “B”, where:

•	A is the average daily change in US12OF’s NAV for any period of 30 successive valuation days, i.e., any day as of which US12OF calculates its NAV, and
•	B is the average daily change in the average of the prices of the Benchmark Futures Contracts over the same period.

5.000%
4.000%
3.000%
2.000%
1.000%
0.000%
-1.000%
-2.000%
12/6/2007
12/7/2007
12/8/2007
12/9/2007
12/10/2007
12/11/2007
12/12/2007
12/13/2007
12/14/2007
12/15/2007
12/16/2007
12/17/2007
12/18/2007
12/19/2007
12/20/2007
12/21/2007
12/22/2007
12/23/2007
12/24/2007
12/25/2007
12/26/2007
12/27/2007
12/28/2007
12/29/2007
12/30/2007
12/31/2007
NAV
Benchmark

An investment in the units allows both retail and institutional investors to easily gain exposure to the crude oil market in a cost-effective manner. The units are also expected to provide additional means for diversifying an investor’s investments or hedging exposure to changes in crude oil prices.

The Benchmark Futures Contracts will be changed or “rolled” from the near month contract and the eleven following months to expire to the next month to expire and the eleven following months during one day.

The General Partner believes that market arbitrage opportunities will cause changes in US12OF’s unit price on the AMEX to closely track changes in US12OF’s NAV. The General Partner believes that changes in US12OF’s NAV in percentage terms will closely track the changes in percentage terms in the Benchmark Futures Contracts, less US12OF’s expenses.

These relationships are illustrated in the following diagram:

The Price of US12OF’s Units Is Expected to Correlate Closely
With US12OF’S NAV

US12OF’s units are traded on the AMEX. The price of
units fluctuates in response to US12OF’s NAV and the supply and demand pressures of the AMEX. Because of certain arbitrage opportunities, the
General Partner believes the price of US12OF’s units traded on the
AMEX will correlate closely with US12OF’s NAV.

Changes in US12OF’s NAV Are Expected to Correlate Closely With
the Changes in the Price of the Benchmark
Futures Contracts

The General Partner endeavors to invest US12OF’s assets as fully as possible in Futures Contracts and Other Crude Oil Related Investments so that the changes in the NAV closely correlate with the changes in the price of the
Benchmark Futures Contracts.

The General Partner employs a “neutral” investment strategy in order to track changes in the price of the Benchmark Futures Contracts regardless of whether these prices go up or go down. US12OF’s “neutral” investment strategy is designed to permit investors generally to purchase and sell US12OF’s units for the purpose of investing indirectly in crude oil in a cost-effective manner, and/or to permit participants in the crude oil markets or other industries to hedge the risk of losses in their crude oil-related transactions. Accordingly, depending on the investment objective of an individual investor, the risks generally associated with investing in crude oil and/or the risks involved in hedging may exist. In addition, an investment in US12OF involves the risk that the changes in the price of US12OF’s units will not accurately track the changes in the Benchmark Futures Contract.

US12OF’s total portfolio composition is disclosed each business day that the AMEX is open for trading on US12OF’s website and through the AMEX’s website at http://www.amex.com. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Crude Oil Interest, the specific types of Other Crude Oil Related Investments and characteristics of such Other Crude Oil Related Investments, Treasuries, and the amount of cash and/or cash equivalents held in US12OF’s portfolio. US12OF’s website is publicly accessible at no charge. US12OF’s assets are held in segregation pursuant to the Commodity Exchange Act (the "CEA") and CFTC regulations.

The units issued by US12OF may be purchased only by Authorized Purchasers only in blocks of 100,000 units called Creation Baskets. The amount of the purchase payment for a Creation Basket is equal to the aggregate NAV of units in the Creation Basket. Similarly, Authorized Purchasers may redeem units only in blocks of 100,000 units called Redemption Baskets. The amount of the redemption proceeds for a Redemption Basket is equal to the aggregate NAV of the units in the Redemption Basket. The purchase price for Creation Baskets and the redemption price for Redemption Baskets is the actual NAV calculated at the end of the business day when notice for a purchase or redemption is received by US12OF. The AMEX publishes an approximate intra-day NAV based on the prior day’s NAV and the current price of the Benchmark Futures Contracts, but the basket price is determined based on the actual NAV at the end of the day.

While US12OF issues units only in Creation Baskets, units may also be purchased and sold in much smaller increments on the AMEX. These transactions, however, are effected at the bid and ask prices established by specialist firm(s). Like any listed security, units can be purchased and sold at any time a secondary market is open.

What is US12OF’s Investment Strategy?

In managing US12OF’s assets, the General Partner does not use a technical trading system that issues buy and sell orders. The General Partner instead employs a quantitative methodology whereby each time a Creation Basket is sold, the General Partner purchases Crude Oil Interests, such as the Benchmark Futures Contracts, that have an aggregate face amount that approximates the amount of Treasuries and/or cash received upon the issuance of the Creation Basket.

As an example, assume that a Creation Basket is sold by US12OF, and that US12OF’s closing NAV per unit is $50.00.  In that case, US12OF would receive $5,000,000 in proceeds from the sale of the Creation Basket ($50 NAV per unit multiplied by 100,000 units, and ignoring the Creation Basket fee of $1,000).

If one were to assume further that the General Partner wants to invest the entire proceeds from the Creation Basket in the Benchmark Futures Contracts and that the average face amount of the Benchmark Futures Contracts is $59,950, US12OF would be unable to buy the exact number of Benchmark Futures Contracts with an aggregate face amount equal to $5,000,000. Instead, US12OF would be able to purchase Benchmark Futures Contracts only with an aggregate face amount of $4,975,850. Assuming a margin requirement equal to 10% of the value of the Benchmark Futures Contract, US12OF would be required to deposit $497,585 in Treasuries and cash with the futures commission merchant through which the Benchmark Futures Contracts were purchased. The remainder of the proceeds from the sale of the Creation Basket would remain invested in Treasuries, cash and/or cash equivalents as determined by the General Partner from time to time based on factors such as potential calls for margin or anticipated redemptions.

The specific Futures Contracts to be purchased will depend on various factors, including a judgment by the General Partner as to the appropriate diversification of US12OF’s investments in futures contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. In addition, US12OF may make use of a mixture of standard sized futures contracts as well as the smaller sized “mini” contracts. While the General Partner anticipates significant investments in NYMEX futures contracts, as US12OF reaches certain position limits on the NYMEX, or for other reasons, it will invest in Futures Contracts traded on other exchanges or invest in Other Crude Oil-Related Investments such as contracts in the “over-the-counter” market.

The General Partner does not anticipate letting its Futures Contracts expire and taking delivery of the underlying crude oil. Instead, the General Partner will close existing positions when it is determined appropriate to do so and reinvest the proceeds in new Futures Contracts. Positions may also be closed out to meet orders for Redemption Baskets.

By remaining invested as fully as possible in Futures Contracts or Other Crude Oil-Related Investments, the General Partner believes that the changes in percentage terms in US12OF’s NAV will closely track the changes in percentage terms in the prices of the futures contracts in which US12OF invests. The General Partner believes that certain arbitrage opportunities will result in the price of the units traded on the AMEX closely tracking the NAV of US12OF.

The specific Futures Contracts purchased depend on various factors, including a judgment by the General Partner as to the appropriate diversification of US12OF’s investments in futures contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While the General Partner has made significant investments in NYMEX Futures Contracts, as US12OF reaches certain position limits on the NYMEX, or for other reasons, it may also invest in Futures Contracts traded on other exchanges or invest in Other Crude Oil Related Investments such as contracts in the “over-the-counter” market.

What are Futures Contracts?

Futures Contracts are agreements between two parties. One party agrees to buy crude oil from the other party at a later date at a price and quantity agreed upon when the contract is made. Futures Contracts are traded on futures exchanges. For example, crude oil futures contracts traded on the NYMEX trade in units of 1,000 barrels (a “mini” contract is 500 barrels). The price of crude oil futures contracts traded on the NYMEX are priced by floor brokers and other exchange members both through an “open outcry” of offers to purchase or sell the contracts and through an electronic, screen-based system that determines the price by matching electronically offers to purchase and sell.

Certain typical and significant characteristics of Futures Contracts are discussed below. Additional risks of investing in Futures Contracts are included in “What are the Risk Factors Involved with an Investment in US12OF?”

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Futures Contracts include typical and significant characteristics. Most significantly, the CFTC and U.S. designated contract markets such as the NYMEX have established accountability levels and position limits on the maximum net long or net short Futures Contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment in US12OF is not) may hold, own or control. The net position is the difference between an individual or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S. futures exchanges, such as the NYMEX, limit the daily price fluctuation for Futures Contracts.

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments at any one time in crude oil Futures Contracts (including investments in the Benchmark Oil Futures Contract) is 20,000 contracts. If US12OF exceeds this accountability level for investments in crude oil Futures Contracts, the NYMEX will monitor US12OF’s exposure and ask for further information on US12OF’s activities including the total size of all positions, investment and trading strategy, and the extent of US12OF’s liquidity resources. If deemed necessary by the NYMEX, it could also order US12OF to reduce its position back to the accountability level. As of December 31, 2007, US12OF held 232 Futures Contracts traded on the NYMEX.

If the NYMEX orders US12OF to reduce its position back to the accountability level, or to an accountability level that the NYMEX deems appropriate for US12OF, such an accountability level may impact the mix of investments in crude oil interests made by US12OF. To illustrate, assume that the Benchmark Futures Contract and the unit price of US12OF are each $50, and that the NYMEX has determined that US12OF may not own more than 20,000 contracts in crude oil Futures Contracts. In such case, US12OF could invest up to $1 billion of its daily net assets in the Benchmark Futures Contracts (i.e., $50 per contract multiplied by 1,000 (a Benchmark Futures Contracts is a contract for 1,000 barrels, multiplied by 20,000 contracts)) before reaching the accountability level imposed by the NYMEX. Once the daily net assets of the portfolio exceed $1 billion in the Benchmark Futures Contract, the portfolio may not be able to make any further investments in the Benchmark Futures Contract, depending on whether the NYMEX imposes limits. If the NYMEX does impose limits at the $1 billion level (or another level), US12OF anticipates that it will invest the majority of its assets above that level in a mix of other Futures Contracts or Other Crude Oil Related Investments.

In addition to accountability levels, the NYMEX imposes position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that US12OF will run up against such position limits because US12OF’s investment strategy is to change or "roll" from the near month contract two weeks from expiration of the contract.

U.S. futures exchanges, including the NYMEX, also limit the amount of price fluctuation for crude oil Futures Contracts. For example, the NYMEX imposes a $10.00 per barrel ($10,000 per contract) price fluctuation limit for Benchmark Futures Contracts. This limit is initially based off the previous trading day’s settlement price. If any Benchmark Futures Contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes, it begins at the point where the limit was imposed and the limit is reset to be $10.00 per barrel in either direction of that point. If another halt were triggered, the market would continue to be expanded by $10.00 per barrel in either direction after each successive five-minute trading halt. There is no maximum price fluctuation limit during any one trading session.

Examples of the position and price limits imposed are as follows:

Futures Contract	Position Accountability Levels and Limits	Maximum Daily Price Fluctuation
NYMEX Light, Sweet Crude Oil	Any one month/all months: 20,000 net futures, but not to exceed 3,000 contracts in the last three days of trading in the spot month.
$10.00 per barrel ($10,000 per contract) for all months. If any contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes, the limit is expanded by $10.00 per barrel in either direction. If another halt were triggered, the market would continue to be expanded by $10.00 per barrel in either direction after each successive five-minute trading halt. There will be no maximum price fluctuation limits during any one trading session.

ICE Futures Brent Crude Futures	There are no position limits.	There is no maximum daily price fluctuation limit.
ICE WTI Crude Futures	There are no position limits.	There is no maximum daily price fluctuation.
NYMEX Heating Oil	Any one month/all months: 7,000 net futures, but not to exceed 1,000 contracts in the last three days of trading in the spot month
$0.25 per gallon ($10,500 per contract) for all months. If any contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes, the limit is expanded by $0.25 per gallon in either direction. If another halt were triggered, the market would continue to be expanded by $0.25 per gallon in either direction after each successive five-minute trading halt. There will be no maximum price fluctuation limits during any one trading session.

NYMEX Gasoline	Any one month/all months: 7,000 net futures, but not to exceed 1,000 contracts in the last three days of trading in the spot month.
$0.25 per gallon ($10,500 per contract) for all months. If any contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes, the limit is expanded by $0.25 per gallon in either direction. If another halt were triggered, the market would continue to be expanded by $0.25 per gallon in either direction after each successive five-minute trading halt. There will be no maximum price fluctuation limits during any one trading session.

NYMEX Natural Gas	Any one month/all months: 12,000 net futures, but not to exceed 1,000 contracts in the last three days of trading in the spot month.
$3.00 per mmBtu ($30,000 per contract) for all months. If any contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes, the limit is expanded by $3.00 per mmBtu in either direction. If another halt were triggered, the market would continue to be expanded by $3.00 per mmBtu in either direction after each successive five-minute trading halt. There will be no maximum price fluctuation limits during any one trading session.

Price Volatility. Despite daily price limits, the price volatility of Futures Contracts generally has been historically greater than that for traditional securities such as stocks and bonds. Price volatility often is greater day-to-day as opposed to intra-day. Crude oil Futures Contracts tend to be more volatile than stocks and bonds because price movements for crude oil are more currently and directly influenced by economic factors for which current data is available and are traded by crude oil futures traders throughout the day. These economic factors include: changes in interest rates; governmental, agricultural, trade, fiscal, monetary and exchange control programs and policies; weather and climate conditions; changing supply and demand relationships; changes in balances of payments and trade; U.S. and international rates of inflation; currency devaluations and revaluations; U.S. and international political and economic events; and changes in philosophies and emotions of market participants. Because US12OF invests a significant portion of its assets in Futures Contracts, the assets of US12OF, and therefore the prices of US12OF units, may be subject to greater volatility than traditional securities.

Marking-to-Market Futures Positions. Futures Contracts are marked to market at the end of each trading day and the margin required with respect to such contracts is adjusted accordingly. This process of marking-to-market is designed to prevent losses from accumulating in any futures account. Therefore, if US12OF’s futures positions have declined in value, US12OF may be required to post variation margin to cover this decline. Alternatively, if US12OF futures positions have increased in value, this increase will be credited to US12OF’s account.

What is the Crude Oil Market and the Petroleum-Based Fuel Market?
Light, Sweet Crude Oil. Crude oil is the world’s most actively traded commodity. The Futures Contracts for light, sweet crude oil that are traded on the NYMEX are the world’s most liquid forum for crude oil trading, as well as the most liquid futures contracts on a physical commodity. Due to the liquidity and price transparency of oil Futures Contracts, they are used as a principal international pricing benchmark. The Futures Contracts for light, sweet crude oil trade on the NYMEX in units of 1,000 U.S. barrels (42,000 gallons) and, if not closed out before maturity, will result in delivery of oil to Cushing, Oklahoma, which is also accessible to the world market by two major interstate petroleum pipeline systems.

The price of crude oil is established by the supply and demand conditions in the global market overall, and more particularly, in the main refining centers of Singapore, Northwest Europe, and the U.S. Gulf Coast. Demand for petroleum products by consumers, as well as agricultural, manufacturing and transportation industries, determines demand for crude oil by refiners. Since the precursors of product demand are linked to economic activity, crude oil demand will tend to reflect economic conditions. However, other factors such as weather also influence product and crude oil demand.

The price of light, sweet crude oil has historically exhibited periods of significant volatility.

In Europe, Brent crude oil is the standard for futures contracts traded on the ICE Futures, an electronic marketplace for energy trading and price discovery. Brent crude oil is the price reference for two-thirds of the world's traded oil.

Heating Oil. Heating oil, also known as No. 2 fuel oil, accounts for 25% of the yield of a barrel of crude oil, the second largest “cut” from oil after gasoline. The heating oil futures contract, listed and traded on the NYMEX, trades in units of 42,000 gallons (1,000 barrels) and is based on delivery in the New York harbor, the principal cash market center.

Gasoline. Gasoline is the largest single volume refined product sold in the U.S. and accounts for almost half of national oil consumption. The gasoline Futures Contract, listed and traded on the NYMEX, trades in units of 42,000 gallons (1,000 barrels) and is based on delivery at petroleum products terminals in the New York harbor, the major East Coast trading center for imports and domestic shipments from refineries in the New York harbor area or from the Gulf Coast refining centers. The price of gasoline is volatile.

Natural Gas.  Natural gas accounts for almost a quarter of U.S. energy consumption. The natural gas futures contract, listed and traded on the NYMEX, trades in units of 10,000 million British thermal units (mmBtu) and is based on delivery at the Henry Hub in Louisiana, the nexus of 16 intra- and interstate natural gas pipeline systems that draw supplies from the region's prolific gas deposits. The pipelines serve markets throughout the U.S. East Coast, the Gulf Coast, the Midwest, and up to the Canadian border. The price of natural gas has historically been volatile.

Why Does US12OF Purchase and Sell Futures Contracts?

US12OF’s investment objective is to have the changes in percentage terms of the units’ NAV reflect the changes in percentage terms of the Benchmark Futures Contract, less US12OF’s expenses. US12OF invests primarily in Futures Contracts. US12OF seeks to have its aggregate NAV approximate at all times the aggregate face amount of the Futures Contracts and Other Crude Oil Related Investments it holds.

Other than investing in Futures Contracts and Other Crude Oil Related Investments, US12OF only invests in assets to support these investments in crude oil interests. At any given time, most of US12OF’s investments will be in Treasuries, cash and/or cash equivalents that serve as segregated assets supporting US12OF’s positions in Futures Contracts and Other Crude Oil Related Investments. For example, the purchase of a Futures Contract with a stated value of $10 million would not require US12OF to pay $10 million upon entering into the contract; rather, only a margin deposit, generally of 5% to 10% of the stated value of the Futures Contract, would be required. To secure its Futures Contract obligations, US12OF would deposit the required margin with the futures commission merchant and would separately hold, through its Custodian, Treasuries, cash and/or cash equivalents in an amount equal to the balance of the current market value of the contract, which at the contract’s inception would be $10 million minus the amount of the margin deposit, or $9.5 million (assuming a 5% margin).

As a result of the foregoing, typically only 5% to 10% of US12OF’s assets are held as margin in segregated accounts with the futures commission merchant. In addition to the Treasuries or cash it posts with the futures commission merchant for the Futures Contracts it owns, US12OF holds through the Custodian, Treasuries, cash and/or cash equivalents that can be posted as margin or as collateral to support its over-the-counter contracts. US12OF earns interest income from the Treasuries and/or cash equivalents that it purchases, and on the cash it holds through the Custodian. It anticipates that the earned interest income will increase the NAV and limited partners’ capital contribution accounts. US12OF reinvests the earned interest income, holds it in cash, or uses it to pay its expenses. If US12OF reinvests the earned interest income, it will make investments that are consistent with its investment objectives.

What is the Flow of Units?

What are the Trading Policies of US12OF?

Liquidity

US12OF invests only in Futures Contracts and Other Crude Oil Related Investments that are traded in sufficient volume to permit, in the opinion of the General Partner, ease of taking and liquidating positions in these financial interests. This can include both standard sized futures contracts as well as smaller sized mini contracts.

Spot Commodities

While the crude oil Futures Contracts traded on the NYMEX can be physically settled, US12OF does not intend to take or make physical delivery. However, US12OF may from time to time trade in Other Crude Oil Related Invetsments, including contracts based on the spot price of crude oil.

Leverage

While US12OF’s historical ratio of margin to total assets has generally ranged from 0% to 5%, the General Partner endeavors to have the value of US12OF’s Treasuries, cash and/or cash equivalents, whether held by US12OF or posted as margin or collateral at all times, approximate the aggregate face value of US12OF's obligations under its Futures Contracts and Other Crude Oil Related Investments.

Borrowings

Borrowings are not used by US12OF, unless US12OF is required to borrow money in the event of physical delivery, if US12OF trades in cash commodities, or for short-term needs created by unexpected redemptions. US12OF expects to have the value of its Treasuries, cash and/or cash equivalents whether held by US12OF or posted as margin or collateral, at all times approximate the aggregate face value of its obligations under US12OF's Futures Contracts and Other Crude Oil Related Investments. US12OF has not established and does not plan to establish credit lines.

Pyramiding

US12OF has not and will not employ the technique, commonly known as pyramiding, in which the speculator uses unrealized profits on existing positions as variation margin for the purchase or sale of additional positions in the same or another commodity interest.

Who are the Service Providers?

BBH&Co. is the registrar and transfer agent for the units. BBH&Co. is also the Custodian for US12OF. In this capacity, BBH&Co. holds US12OF’s Treasuries, cash and/or cash equivalents pursuant to a custodial agreement. In addition, BBH&Co. performs certain administrative and accounting services for US12OF and prepares certain Securities and Exchange Commission ("SEC") and CFTC reports on behalf of US12OF. The General Partner pays BBH&Co. a fee for these services.

US12OF also employs a Marketing Agent. The General Partner pays the Marketing Agent’s marketing fee of 0.06% on US12OF's assets up to $3 billion; and 0.04% on US12OF's assets in excess of $3 billion.

UBS Securities LLC (“UBS Securities”) is US12OF’s futures commission merchant. US12OF and UBS Securities have entered into an Institutional Futures Client Account Agreement. This Agreement requires UBS Securities to provide services to US12OF in connection with the purchase and sale of crude oil interests that may be purchased or sold by or through UBS Securities for US12OF’s account. US12OF pays the fees of UBS Securities.

UBS Securities’ principal business address is 677 Washington Blvd, Stamford, CT 06901. UBS Securities is a futures clearing broker for US12OF. UBS Securities is registered in the U.S. with the Financial Industry Regulatory Authority ("FINRA") as a broker-dealer and with the CFTC as a futures commission merchant. UBS Securities is a member of various U.S. futures and securities exchanges.

UBS Securities is not affiliated with us or our General Partner. Therefore, US12OF does not believe that it has any conflicts of interest with them or their trading principals arising from their acting as our futures commission merchant.

UBS Securities was involved in the 2003 Global Research Analyst Settlement. This settlement was part of the global settlement that UBS Securities and nine other firms reached with the SEC, FINRA, New York Stock Exchange ("NYSE") and various state regulators. As part of the settlement, UBS Securities agreed to pay $80,000,000 divided among retrospective relief, for procurement of independent research and for investor education. UBS Securities has also undertaken to adopt enhanced policies and procedures reasonably designed to address potential conflicts of interest arising from research practices.

On June 27, 2007, the Office of the Secretary of the Commonwealth of Massachusetts filed an administrative complaint (the “Complaint”) and notice of adjudicatory proceeding, captioned In The Matter of UBS Securities, LLC, Docket No. E-2007-0049, which alleges, in sum and substance, that UBS Securities has been violating the Massachusetts Uniform Securities Act (the “MUSA”) and related regulations by providing the advisers for certain hedge funds with gifts and gratuities in the form of below market office rents, personal loans with below market interest rates, event tickets and other perks, in order to induce those hedge fund advisers to increase or retain their level of prime brokerage fees paid to UBS Securities.  The Secretary seeks to require UBS Securities to permanently cease and desist from conduct that violates the MUSA and regulations, to censure UBS Securities, to require UBS Securities to pay an administrative fine of an unspecified amount, and to find as fact the allegations of the Complaint.

Further, UBS Securities, like most large, full service investment banks and broker-dealers, receives inquiries and is sometimes involved in investigations by the SEC, FINRA, NYSE and various other regulatory organizations, exchanges and government agencies. UBS Securities fully cooperates with the authorities in all such requests. UBS Securities regularly discloses to FINRA arbitration awards, disciplinary action and regulatory events. These disclosures are publicly available on FINRA’s website at www.finra.org. Actions with respect to UBS Securities’ futures commission merchant business are publicly available on the website of the NFA (www.nfa.futures.org).

UBS Securities acts only as clearing broker for US12OF and, as such, is paid commissions for executing and clearing trades on behalf of US12OF. UBS Securities neither acts in any supervisory capacity with respect to the General Partner nor participates in the management of the General Partner or US12OF.

Currently, the General Partner does not employ commodity trading advisors. If, in the future, the General Partner does employ commodity trading advisors, it will choose each advisor based on arms-length negotiations and will consider the advisor’s experience, fees and reputation.

Fees and Compensation Arrangements with the General Partner and Non-Affiliated Service Providers*

Service Provider	Compensation Paid by the General Partner
Brown Brothers Harriman & Co., Custodian and Administrator
Minimum amount of $125,000 annually* for its custody, fund accounting and fund administration services rendered to all funds, as well as a $25,000 annual fee for its transfer agency services. In addition, an asset-based charge of (a) 0.06% for the first $500 million of US12OF, USOF, USNG and USG’s combined assets, (b) 0.0465% for US12OF, USOF, USNG and USG’s combined assets greater than $500 million but less than $1 billion, and (c) 0.035% once US12OF, USOF, USNG and USG’s combined net assets exceed $1 billion.**

ALPS Distributors, Inc., Marketing Agent	0.06% on assets up to $3 billion; 0.04% on assets in excess of $3 billion.**
*   The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $125,000. The General Partner also will pay transaction charge fees to BBH&Co., ranging from $7.00 to $15.00 per transaction for the funds.
** The General Partner pays this compensation.

Service Provider	Compensation Paid by US12OF
Non-Affiliated Brokers	Approximately 0.016% of assets (including futures commission merchant fees of approximately $4.00 per buy or sell)***
*** US12OF pays this compensation.

New York Mercantile Exchange Licensing Fee****

Assets	Licensing Fee
First $1,000,000,000	0.04% of NAV
After the first $1,000,000,000	0.02% of NAV

****   Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. US12OF is responsible for its pro rata share of the assets held by USOF, USNG, US12OF and USG as well as other funds managed by the General Partner, including US12NG and USHO, when and if such funds commence operations.

Form of Units

Registered Form. Units are issued in registered form in accordance with the LP Agreement. The Administrator has been appointed registrar and transfer agent for the purpose of transferring units in certificated form. The Administrator keeps a record of all holders of the units in the registry (the “Register”). The General Partner recognizes transfers of units in certificated form only if done in accordance with the LP Agreement. The beneficial interests in such units are held in book-entry form through participants and/or accountholders in the Depository Trust Company ("DTC").

Book Entry. Individual certificates are not issued for the units. Instead, units are represented by one or more global certificates, which are deposited by the Administrator with DTC and registered in the name of Cede & Co., as nominee for DTC. The global certificates evidence all of the units outstanding at any time. Unitholders are limited to (1) participants in DTC such as banks, brokers, dealers and trust companies ("DTC Participants"), (2) those who maintain, either directly or indirectly, a custodial relationship with a DTC Participant ("Indirect Participants"), and (3) those banks, brokers, dealers, trust companies and others who hold interests in the units through DTC Participants or Indirect Participants, in each case who satisfy the requirements for transfers of units. DTC Participants acting on behalf of investors holding units through such participants’ accounts in DTC will follow the delivery practice applicable to securities eligible for DTC’s Same-Day Funds Settlement System. Units are credited to DTC Participants’ securities accounts following confirmation of receipt of payment.

DTC. DTC is a limited purpose trust company organized under the laws of the State of New York and is a member of the Federal Reserve System, a “clearing corporation” within the meaning of the New York Uniform Commercial Code and a “clearing agency” registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). DTC holds securities for DTC Participants and facilitates the clearance and settlement of transactions between DTC Participants through electronic book-entry changes in accounts of DTC Participants.

Transfer of Units

Transfers of Units Only Through DTC. The units are only transferable through the book-entry system of DTC. Limited partners who are not DTC Participants may transfer their units through DTC by instructing the DTC Participant holding their units (or by instructing the Indirect Participant or other entity through which their units are held) to transfer the units. Transfers are made in accordance with standard securities industry practice.

Transfers of interests in units with DTC will be made in accordance with the usual rules and operating procedures of DTC and the nature of the transfer. DTC has established procedures to facilitate transfers among the participants and/or accountholders of DTC. Because DTC can only act on behalf of DTC Participants, who in turn act on behalf of Indirect Participants, the ability of a person or entity having an interest in a global certificate to pledge such interest to persons or entities that do not participate in DTC, or otherwise take actions in respect of such interest, may be affected by the lack of a definitive security in respect of such interest.

DTC has advised us that it will take any action permitted to be taken by a unitholder (including, without limitation, the presentation of a global certificate for exchange) only at the direction of one or more DTC Participants in whose account with DTC interests in global certificates are credited and only in respect of such portion of the aggregate principal amount of the global certificate as to which such DTC Participant or Participants has or have given such direction.

Transfer/Application Requirements. All purchasers of US12OF’s units, and potentially any purchasers of units in the future, who wish to become limited partners or other record holders and receive cash distributions, if any, or have certain other rights, must deliver an executed transfer application in which the purchaser or transferee must certify that, among other things, he, she or it agrees to be bound by US12OF’s LP Agreement and is eligible to purchase US12OF’s securities. Each purchaser of units must execute a transfer application and certification. The obligation to provide the form of transfer application will be imposed on the seller of units or, if a purchase of units is made through an exchange, the form may be obtained directly through US12OF. Further, the General Partner may request each record holder to furnish certain information, including that holder’s nationality, citizenship or other related status. A record holder is a unitholder that is, or has applied to be, a limited partner. An investor who is not a U.S. resident may not be eligible to become a record holder or one of the US12OF’s limited partners if that investor’s ownership would subject US12OF to the risk of cancellation or forfeiture of any of US12OF’s assets under any federal, state or local law or regulation. If the record holder fails to furnish the information or if the General Partner determines, on the basis of the information furnished by the holder in response to the request, that such holder is not qualified to become one of US12OF’s limited partners, the General Partner may be substituted as a holder for the record holder, who will then be treated as a non-citizen assignee, and US12OF will have the right to redeem those securities held by the record holder.

A transferee’s broker, agent or nominee may complete, execute and deliver a transfer application and certification. US12OF may, at its discretion, treat the nominee holder of a unit as the absolute owner. In that case, the beneficial holder’s rights are limited solely to those that it has against the nominee holder as a result of any agreement between the beneficial owner and the nominee holder.

A person purchasing US12OF’s existing units, who does not execute a transfer application and certify that the purchaser is eligible to purchase those securities acquires no rights in those securities other than the right to resell those securities. Whether or not a transfer application is received or the consent of the General Partner obtained, our units will be securities and will be transferable according to the laws governing transfers of securities.

Any transfer of units will not be recorded by the transfer agent or recognized by the General Partner unless a completed transfer application is delivered to the General Partner or the Administrator. When acquiring units, the transferee of such units that completes a transfer application will:

• be an assignee until admitted as a substituted limited partner upon the consent and sole discretion of the General Partner and the recording of the assignment on the books and records of the partnership;
• automatically request admission as a substituted limited partner;
• agree to be bound by the terms and conditions of, and execute, our LP Agreement;
• represent that such transferee has the capacity and authority to enter into our LP Agreement;
• grant powers of attorney to our General Partner and any liquidator of us; and
• make the consents and waivers contained in our LP Agreement.

An assignee will become a limited partner in respect of the transferred units upon the consent of the General Partner and the recordation of the name of the assignee on our books and records. Such consent may be withheld in the sole discretion of the General Partner.

If consent of the General Partner is withheld, such transferee shall be an assignee. An assignee shall have an interest in the partnership equivalent to that of a limited partner with respect to allocations and distributions, including, without limitation, liquidating distributions, of the partnership. With respect to voting rights attributable to units that are held by assignees, the General Partner shall be deemed to be the limited partner with respect thereto and shall, in exercising the voting rights in respect of such units on any matter, vote such units at the written direction of the assignee who is the record holder of such units. If no such written direction is received, such units will not be voted. An assignee shall have no other rights of a limited partner.

Until a unit has been transferred on US12OF's books, we and the transfer agent may treat the record holder of the unit as the absolute owner for all purposes, except as otherwise required by law or stock exchange regulations.

Withdrawal of Limited Partners

As discussed in the LP Agreement, if the General Partner gives at least fifteen (15) days’ written notice to a limited partner, then the General Partner may for any reason, in its sole discretion, require any such limited partner to withdraw entirely from the partnership or to withdraw a portion of its partner capital account. If the General Partner does not give at least fifteen (15) days’ written notice to a limited partner, then it may only require withdrawal of all or any portion of the capital account of any limited partner in the following circumstances: (i) the unitholder made a misrepresentation to the General Partner in connection with its purchase of units; or (ii) the limited partner’s ownership of units would result in the violation of any law or regulations applicable to the partnership or a partner. In these circumstances, the General Partner without notice may require the withdrawal at any time, or retroactively. The limited partner thus designated shall withdraw from the partnership or withdraw that portion of its partner capital account specified, as the case may be, as of the close of business on such date as determined by the General Partner. The limited partner thus designated shall be deemed to have withdrawn from the partnership or to have made a partial withdrawal from its partner capital account, as the case may be, without further action on the part of the limited partner and the provisions of the LP Agreement shall apply.

Calculating NAV

US12OF’s NAV is calculated by:

•	Taking the current market value of its total assets
•	Subtracting any liabilities

The Administrator calculates the NAV of US12OF once each trading day. The NAV for a particular trading day is released after 4:15 p.m. New York time. It calculates the NAV as of the earlier of the close of the NYSE or 4:00 p.m. New York time. Trading on the AMEX typically closes at 4:15 p.m. New York time. US12OF uses the NYMEX closing price (determined at the earlier of the close of that Exchange or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other US12OF investments as of the earlier of the close of the NYSE or 4:00 p.m. New York time.

In addition, in order to provide updated information relating to US12OF for use by investors and market professionals, the AMEX calculates and disseminates throughout the trading day an updated indicative fund value. The indicative fund value is calculated by using the prior day’s closing NAV per unit of US12OF as a base and updating that value throughout the trading day to reflect changes in the most recently reported trade price for the Benchmark Futures Contracts on the NYMEX. The prices reported for the active Benchmark Futures Contract month are adjusted based on the prior day’s spread differential between settlement values for that contract and the spot month contract. In the event that the spot month contract is also the active contract, the last sale price for the active contract is not adjusted. The indicative fund value unit basis disseminated during AMEX trading hours should not be viewed as an actual real time update of the NAV, because the NAV is calculated only once at the end of each trading day.

The indicative fund value is disseminated on a per unit basis every 15 seconds during regular AMEX trading hours of 9:30 a.m. New York time to 4:15 p.m. New York time. The normal trading hours of the NYMEX are 10:00 a.m. New York time to 2:30 p.m. New York time. This means that there is a gap in time at the beginning and the end of each day during which US12OF’s units are traded on the AMEX, but real-time NYMEX trading prices for oil futures contracts traded on the NYMEX are not available. As a result, during those gaps there will be no update to the indicative fund value.

The AMEX disseminates the indicative fund value through the facilities of CTA/CQ High Speed Lines. In addition, the indicative fund value is published on the AMEX’s website and is available through on-line information services such as Bloomberg and Reuters.

Dissemination of the indicative fund value provides additional information that is not otherwise available to the public and is useful to investors and market professionals in connection with the trading of US12OF units on the AMEX. Investors and market professionals are able throughout the trading day to compare the market price of US12OF and the indicative fund value. If the market price of US12OF units diverges significantly from the indicative fund value, market professionals will have an incentive to execute arbitrage trades. For example, if US12OF appears to be trading at a discount compared to the indicative fund value, a market professional could buy US12OF units on the AMEX and sell short futures contracts. Such arbitrage trades can tighten the tracking between the market price of US12OF and the indicative fund value and thus can be beneficial to all market participants.

In addition, other Futures Contracts, Other Crude Oil Related Investments and Treasuries held by US12OF are valued by the Administrator, using rates and points received from client approved third party vendors (such as Reuters and WM Company) and advisor quotes. These investments are not included in the indicative value. The indicative fund value is based on the prior day’s NAV and moves up and down according solely to changes in the average of the price of the Benchmark Futures Contracts.

Creation and Redemption of Units

US12OF creates and redeems units from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to US12OF or the distribution by US12OF of the amount of Treasuries and any cash represented by the baskets being created or redeemed, the amount of which is based on the combined NAV of the number of units included in the baskets being created or redeemed determined as of 4:00 p.m. New York time on the day the order to create or redeem baskets is properly received.

Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Purchaser, a person must enter into an Authorized Purchaser Agreement with the General Partner. The Authorized Purchaser Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Purchaser Agreement and the related procedures attached thereto may be amended by US12OF, without the consent of any limited partner or unitholder or Authorized Purchaser. Authorized Purchasers pay a transaction fee of $1,000 to US12OF for each order they place to create or redeem one or more baskets. Authorized Purchasers who make deposits with US12OF in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either US12OF or the General Partner, and no such person will have any obligation or responsibility to the General Partner or US12OF to effect any sale or resale of units. As of December 31, 2007, 2 Authorized Purchasers had entered into agreements with US12OF to purchase Creation Baskets.

Certain Authorized Purchasers are expected to have the facility to participate directly in the physical crude oil market and the crude oil futures market. In some cases, an Authorized Purchaser or its affiliates may from time to time acquire crude oil or sell crude oil and may profit in these instances. The General Partner believes that the size and operation of the crude oil market make it unlikely that an Authorized Purchaser’s direct activities in the crude oil or securities markets will impact the price of crude oil, Futures Contracts, or the price of the units.

Each Authorized Purchaser is required to be registered as a broker-dealer under the Exchange Act and is a member in good standing with FINRA, or exempt from being or otherwise not required to be licensed as a broker-dealer or a member of FINRA, and qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Purchasers may also be regulated under federal and state banking laws and regulations. Each Authorized Purchaser has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Under the Authorized Purchaser Agreement, the General Partner has agreed to indemnify the Authorized Purchasers against certain liabilities, including liabilities under the Securities Act of 1933, as amended, and to contribute to the payments the Authorized Purchasers may be required to make in respect of those liabilities.

The following description of the procedures for the creation and redemption of baskets is only a summary and an investor should refer to the relevant provisions of the LP Agreement and the form of Authorized Purchaser Agreement for more detail, each of which is attached as an exhibit to this annual report on Form 10-K.

Creation Procedures

On any business day, an Authorized Purchaser may place an order with the Marketing Agent to create one or more baskets. For purposes of processing purchase and redemption orders, a “business day” means any day other than a day when any of the AMEX, the NYMEX or the NYSE is closed for regular trading. Purchase orders must be placed by 12:00 p.m. New York time or the close of regular trading on the AMEX, whichever is earlier; except in the case of the initial Authorized Purchaser’s or any other Authorized Purchaser’s initial order to purchase one or more Creation Baskets on the first day the baskets are to be offered and sold, when such orders shall be placed by 9:00 a.m. New York time on the day agreed to by the General Partner and the initial Authorized Purchaser. The day on which the Marketing Agent receives a valid purchase order is the purchase order date.

By placing a purchase order, an Authorized Purchaser agrees to deposit Treasuries, cash or a combination of Treasuries and cash with US12OF,  as described below. Prior to the delivery of baskets for a purchase order, the Authorized Purchaser must also have wired to the Custodian the non-refundable transaction fee due for the purchase order. Authorized Purchasers may not withdraw a creation request.

The manner by which creations are made is dictated by the terms of the Authorized Purchaser Agreement. By placing a purchase order, an Authorized Purchaser agrees to (1) deposit Treasuries, cash, or a combination of Treasuries and cash with the Custodian of US12OF, and (2) enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other over-the-counter energy transaction (through itself or a designated acceptable broker) with US12OF for the purchase of a number and type of futures contracts at the closing settlement price for such contracts on the purchase order date. If an Authorized Purchaser fails to consummate (1) and (2), the order shall be cancelled. The number and type of contracts specified shall be determined by the General Partner, in its sole discretion, to meet US12OF’s investment objective and shall be purchased as a result of the Authorized Purchaser’s purchase of units.

Determination of Required Deposits

The total deposit required to create each basket (“Creation Basket Deposit”) is the amount of Treasuries and/or cash that is in the same proportion to the total assets of US12OF (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to purchase is accepted as the number of units to be created under the purchase order is in proportion to the total number of units outstanding on the date the order is received. The General Partner determines, directly in its sole discretion or in consultation with the Administrator, the requirements for Treasuries and the amount of cash, including the maximum permitted remaining maturity of a Treasury and proportions of Treasury and cash that may be included in deposits to create baskets. The Marketing Agent publishes such requirements at the beginning of each business day. The amount of cash deposit required is the difference between the aggregate market value of the Treasuries required to be included in a Creation Basket Deposit as of 4:00 p.m. New York time on the date the order to purchase is properly received and the total required deposit.

Delivery of Required Deposits

An Authorized Purchaser who places a purchase order is responsible for transferring to US12OF’s account with the Custodian the required amount of Treasuries and cash by the end of the third business day following the purchase order date. Upon receipt of the deposit amount, the Administrator directs DTC to credit the number of baskets ordered to the Authorized Purchaser’s DTC account on the third business day following the purchase order date. The expense and risk of delivery and ownership of Treasuries until such Treasuries have been received by the Custodian on behalf of US12OF shall be borne solely by the Authorized Purchaser.

Because orders to purchase baskets must be placed by 12:00 p.m., New York time, but the total payment required to create a basket during the continuous offering period will not be determined until 4:00 p.m., New York time, on the date the purchase order is received, Authorized Purchasers will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket. US12OF’s NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

Rejection of Purchase Orders

The General Partner acting by itself or through the Marketing Agent may reject a purchase order or a Creation Basket Deposit if:

•	it determines that the investment alternative available to US12OF at that time will not enable it to meet its investment objective;
•	it determines that the purchase order or the Creation Basket Deposit is not in proper form;
•	it believes that the purchase order or the Creation Basket Deposit would have adverse tax consequences to US12OF or its unitholders;
•	the acceptance or receipt of the Creation Basket Deposit would, in the opinion of counsel to the General Partner, be unlawful; or
•	circumstances outside the control of the General Partner, Marketing Agent or Custodian make it, for all practical purposes, not feasible to process creations of baskets.

None of the General Partner, Marketing Agent or Custodian will be liable for the rejection of any purchase order or Creation Basket Deposit.

Redemption Procedures

The procedures by which an Authorized Purchaser can redeem one or more baskets mirror the procedures for the creation of baskets. On any business day, an Authorized Purchaser may place an order with the Marketing Agent to redeem one or more baskets. Redemption orders must be placed by 12:00 p.m. New York time or the close of regular trading on the NYMEX, whichever is earlier. A redemption order so received will be effective on the date it is received in satisfactory form by the Marketing Agent. The redemption procedures allow Authorized Purchasers to redeem baskets and do not entitle an individual unitholder to redeem any units in an amount less than a Redemption Basket, or to redeem baskets other than through an Authorized Purchaser. By placing a redemption order, an Authorized Purchaser agrees to deliver the baskets to be redeemed through DTC’s book-entry system to US12OF not later than 3:00 p.m. New York time on the third business day following the effective date of the redemption order. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Purchaser must also have wired to US12OF’s account at the Custodian the non-refundable transaction fee due for the redemption order. Authorized Purchasers may not withdraw a redemption request.

The manner by which redemptions are made is dictated by the terms of the Authorized Purchaser Agreement. By placing a redemption order, an Authorized Purchaser agrees to (1) deliver the Redemption Basket to be redeemed through DTC’s book-entry system to US12OF’s account with the Custodian not later than 3:00 p.m. New York time on the third business day following the effective date of the redemption order (“Redemption Distribution Date”), and (2) enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other over-the-counter energy transaction (through itself or a designated acceptable broker) with US12OF for the sale of a number and type of futures contracts at the closing settlement price for such contracts on the redemption order date. If an Authorized Purchaser fails to consummate (1) and (2) above, the order shall be cancelled. The number and type of contracts specified shall be determined by the General Partner, in its sole discretion, to meet US12OF’s investment objective and shall be sold as a result of the Authorized Purchaser’s sale of units. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Purchaser must also have wired to US12OF’s account at the Custodian the non-refundable transaction fee due for the redemption order.

Determination of Redemption Distribution

The redemption distribution from US12OF consists of a transfer to the redeeming Authorized Purchaser of an amount of Treasuries and/or cash that is in the same proportion to the total assets of US12OF (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to redeem is properly received as the number of units to be redeemed under the redemption order is in proportion to the total number of units outstanding on the date the order is received. The General Partner, directly or in consultation with the Administrator, determines the requirements for Treasuries and the amounts of cash, including the maximum permitted remaining maturity of a Treasury, and the proportions of Treasuries and cash that may be included in distributions to redeem baskets. The Marketing Agent publishes such requirements as of 4:00 p.m. New York time on the redemption order date.

Delivery of Redemption Distribution

The redemption distribution due from US12OF will be delivered to the Authorized Purchaser by 3:00 p.m. New York time on the third business day following the redemption order date if, by 3:00 p.m. New York time on such third business day, US12OF’s DTC account has been credited with the baskets to be redeemed. If US12OF’s DTC account has not been credited with all of the baskets to be redeemed by such time, the redemption distribution will be delivered to the extent of whole baskets received. Any remainder of the redemption distribution will be delivered on the next business day to the extent of remaining whole baskets received if US12OF receives the fee applicable to the extension of the redemption distribution date which the General Partner may, from time to time, determine and the remaining baskets to be redeemed are credited to US12OF’s DTC account by 3:00 p.m. New York time on such next business day. Any further outstanding amount of the redemption order shall be cancelled. Pursuant to information from the General Partner, the Custodian will also be authorized to deliver the redemption distribution notwithstanding that the baskets to be redeemed are not credited to US12OF’s DTC account by 3:00 p.m. New York time on the third business day following the redemption order date if the Authorized Purchaser has collateralized its obligation to deliver the baskets through DTC’s book entry-system on such terms as the General Partner may from time to time determine.

Suspension or Rejection of Redemption Orders

The General Partner may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which the AMEX or the NYMEX is closed other than customary weekend or holiday closings, or trading on the AMEX or the NYMEX is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of Treasuries is not reasonably practicable, or (3) for such other period as the General Partner determines to be necessary for the protection of the limited partners. None of the General Partner, the Marketing Agent, the Administrator, or the Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

The General Partner will reject a redemption order if the order is not in proper form as described in the Authorized Purchaser Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. The General Partner may also reject a redemption order if the number of units being redeemed would reduce the remaining outstanding units to 100,000 units (i.e., one basket) or less, unless the General Partner has reason to believe that the placer of the redemption order does in fact possess all the outstanding units and can deliver them.

Creation and Redemption Transaction Fee

To compensate US12OF for its expenses in connection with the creation and redemption of baskets, an Authorized Purchaser is required to pay a transaction fee to US12OF of $1,000 per order to create or redeem baskets. An order may include multiple baskets. The transaction fee may be reduced, increased or otherwise changed by the General Partner. The General Partner shall notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until 30 days after the date of the notice.

Tax Responsibility

Authorized Purchasers are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of baskets, regardless of whether or not such tax or charge is imposed directly on the Authorized Purchaser, and agree to indemnify the General Partner and US12OF if they are required by law to pay any such tax, together with any applicable penalties, additions to tax or interest thereon.

Secondary Market Transactions

As noted, US12OF will create and redeem units from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets will only be made in exchange for delivery to US12OF or the distribution by US12OF of the amount of Treasuries and cash represented by the baskets being created or redeemed, the amount of which will be based on the aggregate NAV of the number of units included in the baskets being created or redeemed determined on the day the order to create or redeem baskets is properly received.

As discussed above, Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Purchaser is under no obligation to create or redeem baskets, and an Authorized Purchaser is under no obligation to offer to the public units of any baskets it does create. Authorized Purchasers that do offer to the public units from the baskets they create will do so at per-unit offering prices that are expected to reflect, among other factors, the trading price of the units on the AMEX, the NAV of US12OF at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the units to the public, the supply of and demand for units at the time of sale, and the liquidity of the Futures Contract market and the market for Other Crude Oil Related Investments. The prices of units offered by Authorized Purchasers are expected to fall between US12OF’s NAV and the trading price of the units on the AMEX at the time of sale. Units initially comprising the same basket but offered by Authorized Purchasers to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Purchaser on behalf of multiple clients. Authorized Purchasers who make deposits with US12OF in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either US12OF or the General Partner, and no such person has any obligation or responsibility to the General Partner or US12OF to effect any sale or resale of units. Units are expected to trade in the secondary market on the AMEX. Units may trade in the secondary market at prices that are lower or higher relative to their NAV per unit. The amount of the discount or premium in the trading price relative to the NAV per unit may be influenced by various factors, including the number of investors who seek to purchase or sell units in the secondary market and the liquidity of the Futures Contracts market and the market for Other Crude Oil Related Investments. While the units trade on the AMEX until 4:15 p.m. New York time, liquidity in the market for Futures Contracts and Other Crude Oil Related Investments may be reduced after the close of the NYMEX at 2:30 p.m. New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the units may widen.

Prior Performance of US12OF and Affiliates

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Experience in Raising and Investing in Funds through December 31, 2007

Dollar Amount Offered:	$550,000,000

Dollar Amount Raised:	$20,127,316

Organizational Expenses*:
SEC registration fee**:	$16,885
FINRA registration fees**:	$75,500
AMEX Listing fee**:	$5,000
Auditor's fees and expenses**:	$10,700
Legal fees and expenses**:	$233,799
Printing expenses:	$23,755

Length of Offering:	Continuous
——————
*   Amounts are for organizational and offering expenses incurred in connection with the initial public offering on December 6, 2007.
** Paid for by the General Partner in connection with the initial public offering.

Performance Capsule

Name of Commodity Pool:	US12OF
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	December 6, 2007
Aggregate Gross Capital Subscriptions (from inception through December 31, 2007):	$20,126,316
Total Net Assets as of December 31, 2007:	$21,691,479	*
Initial NAV Per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2007:	$54.23
Worst Monthly Percentage Draw-down:	N/A
Worst Peak-to-Valley Draw-down:	N/A
Total Rate of Return Since Inception:	8.46%
——————
* Inclusive of transactions recorded on a trade date + 1 basis.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Month	Rates of Return For the Year 2007
December	8.46%

The General Partner is also currently the general partner of USOF, USNG and USG. Each of the General Partner, USNG, USOF and USG is located in California.

USOF is a publicly traded limited partnership which seeks to have the changes in percentage terms of its units' NAV track the changes in the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet, crude oil traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USOF's expenses. USOF invests in a mixture of listed crude oil futures contracts, other non-listed oil related investments, Treasuries, cash and cash equivalents. USOF began trading on the AMEX on April 10, 2006 and is a continuous offering. As of December 31, 2007, the total amount of money raised by USOF from Authorized Purchasers was $6,142,801,106; the total number of Authorized Purchasers was 12; the number of baskets purchased by Authorized Purchasers was 1,074; and the aggregate amount of units purchased was 107,400,000.

USNG is a publicly traded limited partnership which seeks to have the changes in percentage terms of its units' NAV track the changes in percentage terms price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in th eprice of the futures contract on natural gas traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USNG's expenses. USNG invests in a mixture of listed natural gas futures contracts, other natural gas related investments, Treasuries, cash and cash equivalents. USNG began trading on the AMEX on April 18, 2007 and is a continuous offering.  As of December 31, 2007, the total amount of money raised by USNG from Authorized Purchasers was $1,458,787,976; the total number of Authorized Purchasers was 4; the number of baskets purchased by Authorized Purchasers was 379; and the aggregate amount of units purchased was 37,900,000.

USG is a publicly traded limited partnership which seeks to have the changes in percentage terms of its units’ NAV track the changes in percentage terms of the price of unleaded gasoline delivered to the New York harbor, as measured by the changes in the price of the futures contract on gasoline traded on the NYMEX, less USG’s expenses.  USG invests in a mixture of listed gasoline futures contracts, other gasoline related investments, Treasuries, cash and cash equivalents.  USG began trading on the AMEX on February 26, 2008 and is a continuous offering.  During the year ended December 31, 2007, USG had not yet commenced investment activities nor issued units.

Since the offering of USOF units to the public on April 10, 2006 to December 31, 2007, the simple average daily change in the Benchmark Oil Futures Contract was -0.031%, while the simple average daily change in the NAV of USOF over the same time period was 0.042%. The average daily difference was 0.011% (or 1.1 basis point, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the NAV was 2.98%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the offering of USNG units to the public on April 18, 2007 to December 31, 2007, the simple average daily change in the Benchmark Futures Contract was -0.154%, while the simple average daily change in the NAV of USNG over the same time period was -0.143%. The average daily difference was 0.012% (or 1.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 1.994%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

There are significant differences between investing in USOF and USNG and investing directly in the futures market. The General Partner’s results with USOF and USNG may not be representative of results that may be experienced with a fund directly investing in futures contracts or other managed funds investing in futures contracts. For more information on the performance of USOF and USNG, see the Performance Tables below.  Since USG did not commence investment activities nor issue units during the year ended December 31, 2007, performance information has not been included for USG.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS
Experience in Raising and Investing in Funds through December 31, 2007

Dollar Amount Offered in USOF Offering*:	$7,094,860,000
Dollar Amount Raised in USOF Offering:	$6,142,801,105
Organizational Expenses in USOF Offering:
SEC registration fee**:	$800,474
FINRA registration fee**:	$377,500
AMEX listing fee**:	$5,000
Auditor’s fees and expenses**:	$59,000
Legal fees and expenses**:	$1,249,109
Printing expenses**:	$241,977
Length of USOF offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**
Through December 31, 2006, these expenses were paid for by an affiliate of the General Partner in connection with the initial public offering. Following December 31, 2006, USOF has recorded these expenses.

Dollar Amount Offered in USNG Offering*:	$3,664,500,000
Dollar Amount Raised in USNG Offering:	$1,458,787,976
Organizational Expenses in USNG Offering:
SEC registration fee**:	$104,010
FINRA registration fee**:	$151,000
AMEX listing fee**:	$5,000
Auditor’s fees and expenses**:	$29,000
Legal fees and expenses**:	$526,746
Printing expenses**:	$40,323
Length of USNG offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	These expenses were paid for by the General Partner and USNG.

Compensation to the General Partner and Other Compensation

USOF:
Expenses Paid by USOF through December 31, 2007 in dollar terms (unaudited):

Expense	Amount in Dollar Terms
Amount Paid to General Partner in USOF Offering:	$3,622,613
Amount Paid in Portfolio Brokerage Commissions in USOF offering:	$1,184,956
Other Amounts Paid in USOF Offering:	$1,530,281
Total Expenses Paid in USOF Offering:	$6,337,850

Expenses Paid by USOF through December 31, 2007 as a Percentage of Average Daily Net Assets (unaudited):

Expenses in USOF Offering:	Amount As a Percentage of Average Daily Net Assets
General Partner:	0.50% annualized
Portfolio Brokerage Commissions:	0.16% annualized
Other Amounts Paid in USOF Offering	0.21% annualized
Total Expense Ratio:	0.87% annualized
USOF Performance:
Name of Commodity Pool:	USOF
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	April 10, 2006
Aggregate Gross Capital Subscriptions (from inception through December 31, 2007):	$6,142,801,105
Total Net Assets as of December 31, 2007:	$485,222,737
Initial NAV Per Unit as of Inception:	$67.39
NAV per Unit as of December 31, 2007:	$75.82
Worst Monthly Percentage Draw-down:	September 2006 (11.71%)
Worst Peak-to-Valley Draw-down:	June 2006 - January 2007 (30.60%)

USNG:
Expenses Paid by USNG through December 31, 2007 in dollar terms (unaudited):

Expense	Amount in Dollar Terms
Amount Paid to General Partner in USNG Offering:	$1,239,862
Amount Paid in Portfolio Brokerage Commissions in USNG offering:	$351,310
Other Amounts Paid in USNG Offering:	$454,149
Total Expenses Paid in USNG Offering:	$2,045,321

Expenses Paid by USNG through December31, 2007 as a Percentage of Average Daily Net Assets (unaudited):

Expenses in USNG Offering:	Amount As a Percentage of Average Daily Net Assets
General Partner:	0.60% annualized
Portfolio Brokerage Commissions:	0.17% annualized
Other Amounts Paid in USNG Offering	0.22% annualized
Total Expense Ratio:	0.99% annualized
USNG Performance:
Name of Commodity Pool:	USNG
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	April 18, 2007
Aggregate Gross Capital Subscriptions (from inception through December 31, 2007):	$1,458,786,977
Total Net Assets as of December 31, 2007:	$593,394,981
Initial NAV Per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2007:	$36.18
Worst Monthly Percentage Draw-down:	November 2007 (16.16%)
Worst Peak-to-Valley Draw-down:	April 2007 - August 2007 (34.74%)

COMPOSITE PERFORMANCE DATA FOR USOF
PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Month	Rates of Return For the Year 2006
April*	3.47%
May	(2.91%)
June	3.16%
July	(0.50%)
August	(6.97%)
September	(11.71%)
October	(8.46%)
November	4.73%
December	(5.21%)
Annual Rate of Return (since inception through December 31, 2006)	(23.03%)
* Partial from April 10, 2006.

Month	Rates of Return For the Year 2007
January	(6.55)%
February	5.63%
March	4.61%
April	(4.26)%
May	(4.91)%
June	9.06%
July	10.57%
August	(4.95)%
September	12.11%
October	16.98%
November	(4.82)%
December	8.67%
Annual Rate of Return (through December 31, 2007)	46.17%

COMPOSITE PERFORMANCE DATA FOR USNG
PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS
Month	Rates of Return For the Year 2007
April*	4.30%
May	(0.84)%
June	(15.90)%
July	(9.68)%
August	(13.37)%
September	12.28%
October	12.09%
November	(16.16)%
December	0.75%
Annual Rate of Return (through December 31, 2007)	(27.64)%
* Partial from April 17, 2007.

Draw-down: Losses experienced over a specified period. Draw-down is measured on the basis of monthly returns only and does not reflect intra-month figures.

Worst Monthly Percentage Draw-down: The largest single month loss sustained since inception of trading.

Worst Peak-to-Valley Draw-down: The largest percentage decline in the NAV per unit over the history of the fund. This need not be a continuous decline, but can be a series of positive and negative returns where the negative returns are larger than the positive returns.  Worst Peak-to-Valley Draw-down represents the greatest percentage decline from any month-end NAV per unit that occurs without such month-end NAV per unit being equaled or exceeded as of a subsequent month-end. For example, if the NAV per unit declined by $1 in each of January and February, increased by $1 in March and declined again by $2 in April, a “peak-to-trough drawdown” analysis conducted as of the end of April would consider that “drawdown” to be still continuing and to be $3 in amount, whereas if the NAV per unit had increased by $2 in March, the January-February drawdown would have ended as of the end of February at the $2 level.

Nicholas Gerber, the president and CEO of the General Partner, ran the Marc Stevens Futures Index Fund over 10 years ago. This fund combined commodity futures with equity stock index futures. It was a very small private offering, which had under $1 million in assets. The Marc Stevens Futures Index Fund was a commodity pool and Mr. Gerber was the CPO. Ameristock Corporation is an affiliate of the General Partner and it is a California-based registered investment advisor registered under the Investment Advisers Act of 1940, as amended (the "Advisers Act") that has been sponsoring and providing portfolio management services to mutual funds since 1995. Ameristock Corporation is the investment adviser to the Ameristock Mutual Fund, Inc., a mutual fund registered under the Investment Company Act of 1940, as amended (the "1940 Act") that focuses on large cap U.S. equities that has approximately $425 million in assets as of December 31, 2007. Ameristock Corporation is also the investment advisor to the Ameristock ETF Trust, an open-end management investment company registered under the 1940 Act that seeks investment results that correspond to the performance of U.S. Treasury indices owned and compiled by Ryan Holdings LLC and Ryan ALM, Inc.

Investments

The General Partner applies substantially all of US12OF’s assets toward trading in Futures Contracts and Other Crude Oil Related Investments, Treasuries, cash and/or cash equivalents. The General Partner has sole authority to determine the percentage of assets that are:

•	held on deposit with the futures commission merchant or other custodian,
•	used for other investments, and
•	held in bank accounts to pay current obligations and as reserves.

The General Partner deposits substantially all of US12OF’s net assets with the Custodian or other custodian for trading. When US12OF purchases a Futures Contract and certain exchange traded Other Crude Oil Related Investments, US12OF is also required to deposit with the futures commission merchant on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under crude oil interests at maturity. This deposit is known as “margin.” US12OF invests the remainder of its assets equal to the difference between the margin deposited and the face value of the Futures Contract in Treasuries, cash and/or cash equivalents.

The General Partner believes that all entities that hold or trade US12OF’s assets are based in the United States and are subject to United States regulations.

Approximately 5% to 10% of US12OF’s assets have normally been committed as margin for Futures Contracts. However, from time to time, the percentage of assets committed as margin may be substantially more, or less, than such range. The General Partner invests the balance of US12OF’s assets not invested in Crude Oil Interests or held in margin as reserves to be available for changes in margin. All interest income is used for US12OF’s benefit.

The futures commission merchant, a government agency or a commodity exchange could increase margins applicable to US12OF to hold trading positions at any time. Moreover, margin is merely a security deposit and has no bearing on the profit or loss potential for any positions taken.

US12OF’s assets are held in segregation pursuant to the CEA and CFTC regulations.

The Commodity Interest Markets

General

The CEA governs the regulation of commodity interest transactions, markets and intermediaries. In December 2000, the CEA was amended by the Commodity Futures Modernization Act of 2000 (the "CFMA"), which substantially revised the regulatory framework governing certain commodity interest transactions and the markets on which they trade. The CEA, as amended by the CFMA, now provides for varying degrees of regulation of commodity interest transactions depending upon the variables of the transaction. In general, these variables include (1) the type of instrument being traded (e.g., contracts for future delivery, options, swaps or spot contracts), (2) the type of commodity underlying the instrument (distinctions are made between instruments based on agricultural commodities, energy and metals commodities and financial commodities), (3) the nature of the parties to the transaction (retail, eligible contract participant, or eligible commercial entity), (4) whether the transaction is entered into on a principal-to-principal or intermediated basis, (5) the type of market on which the transaction occurs, and (6) whether the transaction is subject to clearing through a clearing organization. Information regarding commodity interest transactions, markets and intermediaries, and their associated regulatory environment, is provided below.

Futures Contracts

A futures contract such as a Futures Contract is a standardized contract traded on, or subject to the rules of, an exchange that calls for the future delivery of a specified quantity and type of a commodity at a specified time and place. Futures contracts are traded on a wide variety of commodities, including agricultural products, bonds, stock indices, interest rates, currencies, energy and metals. The size and terms of futures contracts on a particular commodity are identical and are not subject to any negotiation, other than with respect to price and the number of contracts traded between the buyer and seller.

The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying of commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. The difference between the price at which the futures contract is purchased or sold and the price paid for the offsetting sale or purchase, after allowance for brokerage commissions, constitutes the profit or loss to the trader. Some futures contracts, such as stock index contracts, settle in cash (reflecting the difference between the contract purchase/sale price and the contract settlement price) rather than by delivery of the underlying commodity.

In market terminology, a trader who purchases a futures contract is long in the market and a trader who sells a futures contract is short in the market. Before a trader closes out his long or short position by an offsetting sale or purchase, his outstanding contracts are known as open trades or open positions. The aggregate amount of open positions held by traders in a particular contract is referred to as the open interest in such contract.

Forward Contracts

A forward contract is a contractual obligation to purchase or sell a specified quantity of a commodity at or before a specified date in the future at a specified price and, therefore, is economically similar to a futures contract. Unlike futures contracts, however, forward contracts are typically traded in the over-the-counter markets and are not standardized contracts. Forward contracts for a given commodity are generally available for various amounts and maturities and are subject to individual negotiation between the parties involved. Moreover, generally there is no direct means of offsetting or closing out a forward contract by taking an offsetting position as one would a futures contract on a U.S. exchange. If a trader desires to close out a forward contract position, he generally will establish an opposite position in the contract but will settle and recognize the profit or loss on both positions simultaneously on the delivery date. Thus, unlike in the futures contract market where a trader who has offset positions will recognize profit or loss immediately, in the forward market a trader with a position that has been offset at a profit will generally not receive such profit until the delivery date, and likewise a trader with a position that has been offset at a loss will generally not have to pay money until the delivery date. In recent years, however, the terms of forward contracts have become more standardized, and in some instances such contracts now provide a right of offset or cash settlement as an alternative to making or taking delivery of the underlying commodity.

The forward markets provide what has typically been a highly liquid market for foreign exchange trading, and in certain cases the prices quoted for foreign exchange forward contracts may be more favorable than the prices for foreign exchange futures contracts traded on U.S. exchanges. The forward markets are largely unregulated. Forward contracts are, in general, not cleared or guaranteed by a third party. Commercial banks participating in trading foreign exchange forward contracts often do not require margin deposits, but rely upon internal credit limitations and their judgments regarding the creditworthiness of their counterparties. In recent years, however, many over-the-counter market participants in foreign exchange trading have begun to require that their counterparties post margin.

Further, as the result of the CFMA, over-the-counter derivative instruments such as forward contracts and swap agreements (and options on forwards and physical commodities) may begin to be traded on lightly-regulated exchanges or electronic trading platforms that may, but are not required to, provide for clearing facilities. Exchanges and electronic trading platforms on which over-the-counter instruments may be traded and the regulation and criteria for that trading are more fully described below under “Futures Exchanges and Clearing Organizations.” Nonetheless, absent a clearing facility, US12OF’s trading in foreign exchange and other forward contracts is exposed to the creditworthiness of the counterparties on the other side of the trade.

Options on Futures Contracts

Options on futures contracts are standardized contracts traded on an exchange. An option on a futures contract gives the buyer of the option the right, but not the obligation, to take a position at a specified price (the striking, strike, or exercise price) in the underlying futures contract or underlying interest. The buyer of a call option acquires the right, but not the obligation, to purchase or take a long position in the underlying interest, and the buyer of a put option acquires the right, but not the obligation, to sell or take a short position in the underlying interest.

The seller, or writer, of an option is obligated to take a position in the underlying interest at a specified price opposite to the option buyer if the option is exercised. Thus, the seller of a call option must stand ready to take a short position in the underlying interest at the strike price if the buyer should exercise the option. The seller of a put option, on the other hand, must stand ready to take a long position in the underlying interest at the strike price.

A call option is said to be in-the-money if the strike price is below current market levels and out-of-the-money if the strike price is above current market levels. Conversely, a put option is said to be in-the-money if the strike price is above the current market levels and out-of-the-money if the strike price is below current market levels.

Options have limited life spans, usually tied to the delivery or settlement date of the underlying interest. Some options, however, expire significantly in advance of such date. The purchase price of an option is referred to as its premium, which consists of its intrinsic value (which is related to the underlying market value) plus its time value. As an option nears its expiration date, the time value shrinks and the market and intrinsic values move into parity. An option that is out-of-the-money and not offset by the time it expires becomes worthless. On certain exchanges, in-the-money options are automatically exercised on their expiration date, but on others unexercised options simply become worthless after their expiration date.

Regardless of how much the market swings, the most an option buyer can lose is the option premium. The option buyer deposits his premium with his broker, and the money goes to the option seller. Option sellers, on the other hand, face risks similar to participants in the futures markets. For example, since the seller of a call option is assigned a short futures position if the option is exercised, his risk is the same as someone who initially sold a futures contract. Because no one can predict exactly how the market will move, the option seller posts margin to demonstrate his ability to meet any potential contractual obligations.

Options on Forward Contracts or Commodities

Options on forward contracts or commodities operate in a manner similar to options on futures contracts. An option on a forward contract or commodity gives the buyer of the option the right, but not the obligation, to take a position at a specified price in the underlying forward contract or commodity. However, similar to forward contracts, options on forward contracts or on commodities are individually negotiated contracts between counterparties and are typically traded in the over-the-counter market. Therefore, options on forward contracts and physical commodities possess many of the same characteristics of forward contracts with respect to offsetting positions and credit risk that are described above.

Swap Contracts

Swap transactions generally involve contracts between two parties to exchange a stream of payments computed by reference to a notional amount and the price of the asset that is the subject of the swap. Swap contracts are principally traded off-exchange, although recently, as a result of regulatory changes enacted as part of the CFMA, certain swap contracts are now being traded in electronic trading facilities and cleared through clearing organizations.

Swaps are usually entered into on a net basis, that is, the two payment streams are netted out in a cash settlement on the payment date or dates specified in the agreement, with the parties receiving or paying, as the case may be, only the net amount of the two payments. Swaps do not generally involve the delivery of underlying assets or principal. Accordingly, the risk of loss with respect to swaps is generally limited to the net amount of payments that the party is contractually obligated to make. In some swap transactions one or both parties may require collateral deposits from the counterparty to support that counterparty’s obligation under the swap agreement. If the counterparty to such a swap defaults, the risk of loss consists of the net amount of payments that the party is contractually entitled to receive less any collateral deposits it is holding.

Block Trading

Block Trading refers to privately negotiated futures or option transactions executed apart from the public auction market. A block transaction may be executed either on or off the exchange trading floor but is still reported to and cleared by the exchange.

Exchange for Physical

A technique (originated in physical commodity markets) whereby a position in the underlying subject of a derivatives contract is traded for a futures position. In financial futures markets, the EFP bypasses any cash settlement mechanism that is built into the contract and substitutes physical settlement. EFPs are used primarily to adjust underlying cash market positions at a low trading cost. An EFP by itself will not change either party’s net risk position materially, but EFPs are often used to set up a subsequent trade which will modify the investor’s market risk exposure at low cost.

Exchange for Swap

An Exchange For Swap (“EFS”) is an off market transaction which involves the swapping (or exchanging) of an over-the-counter (OTC) position for a futures position. The OTC transaction must be for the same or similar quantity or amount of a specified commodity, or a substantially similar commodity or instrument. The OTC side of the EFS can include swaps, swap options, or other instruments traded in the OTC market.

In order that an EFS transaction can take place, the OTC side and futures components must be “substantially similar” in terms of either value and or quantity. The net result is that the OTC position (and the inherent counterparty credit exposure) is transferred from the OTC market to the futures market. EFSs can also work in reverse, where a futures position can be reversed and transferred to the OTC market.

Participants

The two broad classes of persons who trade commodities are hedgors and speculators. Hedgors include financial institutions that manage or deal in interest rate-sensitive instruments, foreign currencies or stock portfolios, and commercial market participants, such as farmers and manufacturers, that market or process commodities. Hedging is a protective procedure designed to lock in profits that could otherwise be lost due to an adverse movement in the underlying commodity, for example, the adverse price movement between the time a merchandiser or processor enters into a contract to buy or sell a raw or processed commodity at a certain price and the time he must perform the contract. In such a case, at the time the hedgor contracts to physically sell the commodity at a future date he will simultaneously buy a futures or forward contract for the necessary equivalent quantity of the commodity. At the time for performance of the contract, the hedgor may accept delivery under his futures contract and sell the commodity quantity as required by his physical contract or he may buy the actual commodity, sell if under the physical contract and close out his position by making an offsetting sale of a futures contract.

The commodity interest markets enable the hedgor to shift the risk of price fluctuations. The usual objective of the hedgor is to protect the profit that he expects to earn from farming, merchandising, or processing operations rather than to profit from his trading. However, at times the impetus for a hedge transaction may result in part from speculative objectives.

Unlike the hedgor, the speculator generally expects neither to make nor take delivery of the underlying commodity. Instead, the speculator risks his capital with the hope of making profits from price fluctuations in the commodities. The speculator is, in effect, the risk bearer who assumes the risks that the hedgor seeks to avoid. Speculators rarely make or take delivery of the underlying commodity; rather they attempt to close out their positions prior to the delivery date. Because the speculator may take either a long or short position in commodities, it is possible for him to make profits or incur losses regardless of whether prices go up or down.

Futures Exchanges and Clearing Organizations

Futures exchanges provide centralized market facilities in which multiple persons have the ability to execute or trade contracts by accepting bids and offers from multiple participants. Futures exchanges may provide for execution of trades at a physical location utilizing trading pits and/or may provide for trading to be done electronically through computerized matching of bids and offers pursuant to various algorithms. Members of a particular exchange and the trades executed on such exchange are subject to the rules of that exchange. Futures exchanges and clearing organizations are given reasonable latitude in promulgating rules and regulations to control and regulate their members. Examples of regulations by exchanges and clearing organizations include the establishment of initial margin levels, rules regarding trading practices, contract specifications, speculative position limits, daily price fluctuation limits, and execution and clearing fees.

Clearing organizations provide services designed to mutualize or transfer the credit risk arising from the trading of contracts on an exchange or other electronic trading facility. Once trades made between members of an exchange or electronic trading facility have been confirmed, the clearing organization becomes substituted for the clearing member acting on behalf of each buyer and each seller of contracts traded on the exchange or trading platform and in effect becomes the other party to the trade. Thereafter, each clearing member party to the trade looks only to the clearing organization for performance. The clearing organization generally establishes some sort of security or guarantee fund to which all clearing members of the exchange must contribute; this fund acts as an emergency buffer that is intended to enable the clearing organization to meet its obligations with regard to the other side of an insolvent clearing member’s contracts. Furthermore, the clearing organization requires margin deposits and continuously marks positions to market to provide some assurance that its members will be able to fulfill their contractual obligations. Thus, a central function of the clearing organization is to ensure the integrity of trades, and members effecting transactions on an exchange need not concern themselves with the solvency of the party on the opposite side of the trade; their only remaining concerns are the respective solvencies of their own customers, their clearing broker and the clearing organization. The clearing organizations do not deal with customers, but only with their member firms and the guarantee of performance for open positions provided by the clearing organization does not run to customers.

U.S. Futures Exchanges

Futures exchanges in the United States are subject to varying degrees of regulation by the CFTC based on their designation as one of the following: a designated contract market, a derivatives transaction execution facility, an exempt board of trade or an electronic trading facility.

A designated contract market is the most highly regulated level of futures exchange. Designated contract markets may offer products to retail customers on an unrestricted basis. To be designated as a contract market, the exchange must demonstrate that it satisfies specified general criteria for designation, such as having the ability to prevent market manipulation, rules and procedures to ensure fair and equitable trading, position limits, dispute resolution procedures, minimization of conflicts of interest and protection of market participants. Among the principal designated contract markets in the United States are the Chicago Board of Trade, the Chicago Mercantile Exchange and the NYMEX. Each of the designated contract markets in the United States must provide for the clearance and settlement of transactions with a CFTC-registered derivatives clearing organization.

A derivatives transaction execution facility (a "DTEF"), is a new type of exchange that is subject to fewer regulatory requirements than a designated contract market but is subject to both commodity interest and participant limitations. DTEFs limit access to eligible traders that qualify as either eligible contract participants or eligible commercial entities for futures and option contracts on commodities that have a nearly inexhaustible deliverable supply, are highly unlikely to be susceptible to the threat of manipulation, or have no cash market, security futures products, and futures and option contracts on commodities that the CFTC may determine, on a case-by-case basis, are highly unlikely to be susceptible to the threat of manipulation. In addition, certain commodity interests excluded or exempt from the CEA, such as swaps, etc. may be traded on a DTEF. There is no requirement that a DTEF use a clearing organization, except with respect to trading in security futures contracts, in which case the clearing organization must be a securities clearing agency. However, if futures contracts and options on futures contracts on a DTEF are cleared, then it must be through a CFTC-registered derivatives clearing organization, except that some excluded or exempt commodities traded on a DTEF may be cleared through a clearing organization other than one registered with the CFTC.

An exempt board of trade is also a newly designated form of exchange. An exempt board of trade is substantially unregulated, subject only to CFTC anti-fraud and anti-manipulation authority. An exempt board of trade is permitted to trade futures contracts and options on futures contracts provided that the underlying commodity is not a security or securities index and has an inexhaustible deliverable supply or no cash market. All traders on an exempt board of trade must qualify as eligible contract participants. Contracts deemed eligible to be traded on an exempt board of trade include contracts on interest rates, exchange rates, currencies, credit risks or measures, debt instruments, measures of inflation, or other macroeconomic indices or measures. There is no requirement that an exempt board of trade use a clearing organization. However, if contracts on an exempt board of trade are cleared, then it must be through a CFTC-registered derivatives clearing organization. A board of trade electing to operate as an exempt board of trade must file a written notification with the CFTC.

An electronic trading facility is a new form of exchange that operates by means of an electronic or telecommunications network and maintains an automated audit trail of bids, offers, and the matching of orders or the execution of transactions on the electronic trading facility. The CEA does not apply to, and the CFTC has no jurisdiction over, transactions on an electronic trading facility in certain excluded commodities that are entered into between principals that qualify as eligible contract participants, subject only to CFTC anti-fraud and anti-manipulation authority. In general, excluded commodities include interest rates, currencies, securities, securities indices or other financial, economic or commercial indices or measures.

The General Partner intends to monitor the development of and opportunities and risks presented by the new less-regulated exchanges and exempt boards and may, in the future, allocate a percentage of US12OF’s assets to trading in products on these exchanges. Provided US12OF maintains assets exceeding $5 million, US12OF would qualify as an eligible contract participant and thus would be able to trade on such exchanges.

Non-U.S. Futures Exchanges

Non-U.S. futures exchanges differ in certain respects from their U.S. counterparts. Importantly, non-U.S. futures exchanges are not subject to regulation by the CFTC, but rather are regulated by their home country regulator. In contrast to U.S. designated contract markets, some non-U.S. exchanges are principals’ markets, where trades remain the liability of the traders involved, and the exchange or an affiliated clearing organization, if any, does not become substituted for any party. Due to the absence of a clearing system, such exchanges are significantly more susceptible to disruptions. Further, participants in such markets must often satisfy themselves as to the individual creditworthiness of each entity with which they enter into a trade. Trading on non-U.S. exchanges is often in the currency of the exchange’s home jurisdiction. Consequently, US12OF is subject to the additional risk of fluctuations in the exchange rate between such currencies and U.S. dollars and the possibility that exchange controls could be imposed in the future. Trading on non-U.S. exchanges may differ from trading on U.S. exchanges in a variety of ways and, accordingly, may subject US12OF to additional risks.

Accountability Levels and Position Limits

The CFTC and U.S. designated contract markets have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than a hedgor, which US12OF is not) may hold, own or control. Among the purposes of accountability levels and position limits is to prevent a corner or squeeze on a market or undue influence on prices by any single trader or group of traders. The position limits currently established by the CFTC apply to certain agricultural commodity interests, such as grains (oats, barley, and flaxseed), soybeans, corn, wheat, cotton, eggs, rye, and potatoes, but not to interests in energy products. In addition, U.S. exchanges may set accountability levels and position limits for all commodity interests traded on that exchange. For example, the current accountability level for investments at any one time in crude oil Futures Contracts (including investments in the Benchmark Futures Contract) on the NYMEX is 20,000 contracts. The NYMEX also imposes position limits on contracts held in the last few days of trading in the near month contract to expire. Certain exchanges or clearing organizations also set limits on the total net positions that may be held by a clearing broker. In general, no position limits are in effect in forward or other over-the-counter contract trading or in trading on non-U.S. futures exchanges, although the principals with which US12OF and the clearing brokers may trade in such markets may impose such limits as a matter of credit policy. For purposes of determining accountability levels and position limits US12OF’s commodity interest positions will not be attributable to investors in their own commodity interest trading.

Daily Price Limits

Most U.S. futures exchanges (but generally not non-U.S. exchanges) limit the amount of fluctuation in some futures contract or options on a futures contract prices during a single trading period by regulations. These regulations specify what are referred to as daily price fluctuation limits or more commonly, daily limits. The daily limits establish the maximum amount that the price of a futures or options on futures contract may vary either up or down from the previous day’s settlement price. Once the daily limit has been reached in a particular futures or option on a futures contract, no trades may be made at a price beyond the limit. Positions in the futures or options contract may then be taken or liquidated, if at all, only at inordinate expense or if traders are willing to effect trades at or within the limit during the period for trading on such day. Because the daily limit rule governs price movement only for a particular trading day, it does not limit losses and may in fact substantially increase losses because it may prevent the liquidation of unfavorable positions. Futures contract prices have occasionally moved to the daily limit for several consecutive trading days, thus preventing prompt liquidation of positions and subjecting the trader to substantial losses for those days. The concept of daily price limits is not relevant to over-the-counter contracts, including forwards and swaps, and thus such limits are not imposed by banks and others who deal in those markets.

In contrast, the NYMEX does not impose daily limits but rather limits the amount of price fluctuation for Futures Contracts. For example, the NYMEX imposes a $10.00 per barrel ($10,000 per contract) price fluctuation limit for crude oil Futures Contracts. This limit is initially based off of the previous trading day’s settlement price. If any Futures Contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes it begins at the point where the limit was imposed and the limit is reset to be $10.00 per barrel in either direction of that point. If another halt were triggered, the market would continue to be expanded by $10.00 per barrel in either direction after each successive five-minute trading halt. There is no maximum price fluctuation limit during any one trading session.

Commodity Prices

Commodity prices are volatile and, although ultimately determined by the interaction of supply and demand, are subject to many other influences, including the psychology of the marketplace and speculative assessments of future world and economic events. Political climate, interest rates, treaties, balance of payments, exchange controls and other governmental interventions as well as numerous other variables affect the commodity markets, and even with comparatively complete information it is impossible for any trader to predict reliably commodity prices.

Regulation

Futures exchanges in the United States are subject to varying degrees of regulation under the CEA depending on whether such exchange is a designated contract market, DTEF, exempt board of trade or electronic trading facility. Derivatives clearing organizations are also subject to the CEA and CFTC regulation. The CFTC is the governmental agency charged with responsibility for regulation of futures exchanges and commodity interest trading conducted on those exchanges. The CFTC’s function is to implement the CEA’s objectives of preventing price manipulation and excessive speculation and promoting orderly and efficient commodity interest markets. In addition, the various exchanges and clearing organizations themselves exercise regulatory and supervisory authority over their member firms.

The CFTC possesses exclusive jurisdiction to regulate the activities of CPOs and commodity trading advisors and has adopted regulations with respect to the activities of those persons and/or entities. Under the CEA, a registered CPO, such as the General Partner, is required to make annual filings with the CFTC describing its organization, capital structure, management and controlling persons. In addition, the CEA authorizes the CFTC to require and review books and records of, and documents prepared by, registered CPOs. Pursuant to this authority, the CFTC requires CPOs to keep accurate, current and orderly records for each pool that they operate. The CFTC may suspend the registration of a CPO (1) if the CFTC finds that the operator’s trading practices tend to disrupt orderly market conditions, (2) if any controlling person of the operator is subject to an order of the CFTC denying such person trading privileges on any exchange, and (3) in certain other circumstances. Suspension, restriction or termination of the General Partner’s registration as a CPO would prevent it, until that registration were to be reinstated, from managing US12OF, and might result in the termination of US12OF. US12OF itself is not required to be registered with the CFTC in any capacity.

The CEA gives the CFTC similar authority with respect to the activities of commodity trading advisors. If a trading advisor’s commodity trading advisor registration were to be terminated, restricted or suspended, the trading advisor would be unable, until the registration were to be reinstated, to render trading advice to US12OF.

The CEA requires all futures commission merchants, such as US12OF’s clearing brokers, to meet and maintain specified fitness and financial requirements, to segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. The CFTC has similar authority over introducing brokers, or persons who solicit or accept orders for commodity interest trades but who do not accept margin deposits for the execution of trades. The CEA authorizes the CFTC to regulate trading by futures commission merchants and by their officers and directors, permits the CFTC to require action by exchanges in the event of market emergencies, and establishes an administrative procedure under which customers may institute complaints for damages arising from alleged violations of the CEA. The CEA also gives the states powers to enforce its provisions and the regulations of the CFTC.

US12OF’s investors are afforded prescribed rights for reparations under the CEA. Investors may also be able to maintain a private right of action for violations of the CEA. The CFTC has adopted rules implementing the reparation provisions of the CEA, which provide that any person may file a complaint for a reparations award with the CFTC for violation of the CEA against a floor broker or a futures commission merchant, introducing broker, commodity trading advisor, CPO, and their respective associated persons.

Pursuant to authority in the CEA, the NFA has been formed and registered with the CFTC as a registered futures association. At the present time, the NFA is the only self-regulatory organization for commodity interest professionals, other than futures exchanges. The CFTC has delegated to the NFA responsibility for the registration of commodity trading advisors, CPOs, futures commission merchants, introducing brokers, and their respective associated persons and floor brokers. The General Partner, each trading advisor, the selling agents and the clearing brokers are members of the NFA. As such, they are subject to NFA standards relating to fair trade practices, financial condition and consumer protection. US12OF itself is not required to become a member of the NFA. As the self-regulatory body of the commodity interest industry, the NFA promulgates rules governing the conduct of professionals and disciplines those professionals that do not comply with these rules. The NFA also arbitrates disputes between members and their customers and conducts registration and fitness screening of applicants for membership and audits of its existing members.

The regulations of the CFTC and the NFA prohibit any representation by a person registered with the CFTC or by any member of the NFA, that registration with the CFTC, or membership in the NFA, in any respect indicates that the CFTC or the NFA, as the case may be, has approved or endorsed that person or that person’s trading program or objectives. The registrations and memberships of the parties described in this summary must not be considered as constituting any such approval or endorsement. Likewise, no futures exchange has given or will give any similar approval or endorsement.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the CFTC, the NFA, the futures exchanges, clearing organizations and other regulatory bodies.

The function of the CFTC is to implement the objectives of the CEA of preventing price manipulation and other disruptions to market integrity, avoiding systemic risk, preventing fraud and promoting innovation, competition and financial integrity of transactions. As mentioned above, this regulation, among other things, provides that the trading of commodity interest contracts generally must be upon exchanges designated as contract markets or DTEFs and that all trading on those exchanges must be done by or through exchange members. Under the CFMA, commodity interest trading in some commodities between sophisticated persons may be traded on a trading facility not regulated by the CFTC. As a general matter, trading in spot contracts, forward contracts, options on forward contracts or commodities, or swap contracts between eligible contract participants is not within the jurisdiction of the CFTC and may therefore be effectively unregulated. The trading advisors may engage in those transactions on behalf of US12OF in reliance on this exclusion from regulation.

In general, the CFTC does not regulate the interbank and forward foreign currency markets with respect to transactions in contracts between certain sophisticated counterparties such as US12OF or between certain regulated institutions and retail investors. Although U.S. banks are regulated in various ways by the Federal Reserve Board, the Comptroller of the Currency and other U.S. federal and state banking officials, banking authorities do not regulate the forward markets.

While the U.S. government does not currently impose any restrictions on the movements of currencies, it could choose to do so. The imposition or relaxation of exchange controls in various jurisdictions could significantly affect the market for that and other jurisdictions’ currencies. Trading in the interbank market also exposes US12OF to a risk of default since failure of a bank with which US12OF had entered into a forward contract would likely result in a default and thus possibly substantial losses to US12OF.

The CFTC is prohibited by statute from regulating trading on non-U.S. futures exchanges and markets. The CFTC, however, has adopted regulations relating to the marketing of non-U.S. futures contracts in the United States. These regulations permit certain contracts traded on non-U.S. exchanges to be offered and sold in the United States.

Commodity Margin

Original or initial margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. Maintenance margin is the amount (generally less than the original margin) to which a trader’s account may decline before he must deliver additional margin. A margin deposit is like a cash performance bond. It helps assure the trader’s performance of the futures contracts that he or she purchases or sells. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage (ranging upward from less than 2%) of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than are customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract.

Brokerage firms, such as US12OF’s clearing brokers, carrying accounts for traders in commodity interest contracts may not accept lower, and generally require higher, amounts of margin as a matter of policy to further protect themselves. The clearing brokers require US12OF to make margin deposits equal to exchange minimum levels for all commodity interest contracts. This requirement may be altered from time to time in the clearing brokers’ discretion.

Trading in the over-the-counter markets where no clearing facility is provided generally does not require margin but generally does require the extension of credit between counterparties.

When a trader purchases an option, there is no margin requirement; however, the option premium must be paid in full. When a trader sells an option, on the other hand, he or she is required to deposit margin in an amount determined by the margin requirements established for the underlying interest and, in addition, an amount substantially equal to the current premium for the option. The margin requirements imposed on the selling of options, although adjusted to reflect the probability that out-of-the-money options will not be exercised, can in fact be higher than those imposed in dealing in the futures markets directly. Complicated margin requirements apply to spreads and conversions, which are complex trading strategies in which a trader acquires a mixture of options positions and positions in the underlying interest.

Margin requirements are computed each day by a trader’s clearing broker. When the market value of a particular open commodity interest position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the broker. If the margin call is not met within a reasonable time, the broker may close out the trader’s position. With respect to US12OF’s trading, US12OF (and not its investors personally) is subject to margin calls.

Finally, many major U.S. exchanges have passed certain cross margining arrangements involving procedures pursuant to which the futures and options positions held in an account would, in the case of some accounts, be aggregated and margin requirements would be assessed on a portfolio basis, measuring the total risk of the combined positions.

Item 1A.	Risk Factors.

The risk factors should be read in connection with the other information included in this annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and US12OF’s condensed financial statements and the related notes.

Risks Associated With Investing Directly or Indirectly in Crude Oil

Investing in Crude Oil Interests subjects US12OF to the risks of the crude oil industry and this could result in large fluctuations in the price of US12OF’s units.

US12OF is subject to the risks and hazards of the crude oil industry because it invests in oil interests. The risks and hazards that are inherent in the oil industry may cause the price of oil to widely fluctuate. If US12OF’s units accurately track the percentage changes in the Benchmark Futures Contracts or the spot price of light, sweet crude oil, then the price of its units may also fluctuate.

The risks of crude oil drilling and production activities include the following:
•	no commercially productive crude oil or natural gas reservoirs will be found;
•	crude oil and natural gas drilling and production activities may be shortened, delayed or canceled;
•	the ability of an oil producer to develop, produce and market reserves may be limited by:
•	title problems,
•	political conflicts, including war,
•	weather conditions,
•	compliance with governmental requirements,
•	refinery capacity, and
•	mechanical difficulties or shortages or delays in the delivery of drilling rigs and other equipment;
•	decisions of the cartel of oil producing countries (e.g., OPEC), to produce more or less oil;
•	increases in oil production due to price rises may make it more economical to extract oil from additional sources and may later temper further oil price increases; and
•	economic activity of users, as certain economies expand, oil consumption and prices increase (e.g., China, India) and as economies contract (in a recession or depression), oil demand and prices fall.

The crude oil industry experiences numerous operating risks. These operating risks include the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards. Environmental hazards include oil spills, natural gas leaks, ruptures and discharges of toxic gases.

Crude oil operations also are subject to various U.S. federal, state and local regulations that materially affect operations. Matters regulated include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells and pooling of properties and taxation. At various times, regulatory agencies have imposed price controls and limitations on production. In order to conserve supplies of crude oil and natural gas, these agencies have restricted the rates of flow of crude oil and natural gas wells below actual production capacity. Federal, state, and local laws regulate production, handling, storage, transportation and disposal of crude oil and natural gas, by-products from crude oil and natural gas and other substances and materials produced or used in connection with crude oil and natural gas operations.

The price of US12OF’s units may be influenced by factors such as the supply and demand for crude oil and the supply and demand for US12OF’s units. This may cause the units to trade at a price that is above or below US12OF’s NAV per unit. Accordingly, changes in the price of units may substantially vary from changes in the price of light, sweet crude oil. If this variation occurs, then investors may not be able to effectively use US12OF as a way to hedge against crude oil-related losses or as a way to indirectly invest in crude oil.

While it is expected that the trading prices of the units will fluctuate in accordance with the changes in US12OF’s NAV, the prices of units may also be influenced by other factors, including the supply and demand for crude oil and the units. There is no guarantee that the units will not trade at appreciable discounts from, and/or premiums to, US12OF’s NAV. This could cause the changes in the price of the units to substantially vary from the changes in the price of light, sweet crude oil. This may be harmful to investors because if changes in the price of units vary substantially from changes in the Benchmark Futures Contract or the spot price of light, sweet crude oil, then investors may not be able to effectively use US12OF as a way to hedge the risk of losses in their crude oil-related transactions or as a way to indirectly invest in crude oil.

Changes in US12OF’s NAV may not correlate with changes in the price of the Benchmark Futures Contracts. If this were to occur, investors may not be able to effectively use US12OF as a way to hedge against crude oil-related losses or as a way to indirectly invest in crude oil.

The General Partner will endeavor to invest US12OF’s assets as fully as possible in Futures Contracts and Other Crude Oil-Related Investments so that the changes in percentage terms in the NAV will closely correlate with the changes in percentage terms in the price of the Benchmark Futures Contracts. However, changes in US12OF’s NAV may not correlate with changes in the price of the Benchmark Futures Contracts for several reasons as set forth below:

•
US12OF (i) may not be able to buy/sell the exact amount of Futures Contracts and Other Crude Oil-Related Investments to have a perfect correlation with NAV; (ii) may not always be able to buy and sell Futures Contracts or Other Crude Oil-Related Investments at the market price; (iii) may not experience a perfect correlation between the Benchmark Futures Contract and the underlying investments in Futures Contracts, Other Crude Oil-Related Investments and Treasuries, cash and/or cash equivalents; and (iv) is required to pay fees, including brokerage fees and the management fee, which will have an effect on the correlation.

•
Supply and demand for crude oil may cause the changes in the market price of the Benchmark Futures Contracts to vary from changes in US12OF’s NAV if US12OF has fully invested in Futures Contracts that do not reflect such supply and demand and it is unable to replace such contracts with Futures Contracts that do reflect such supply and demand.

•
US12OF plans to buy only as many Futures Contracts and Other Crude Oil-Related Investments that it can to get the changes in percentage terms of the NAV as close as possible to the changes in percentage terms in the price of the Benchmark Futures Contracts. The remainder of its assets will be invested in Treasuries, cash and/or cash equivalents and will be used to satisfy initial margin and additional margin requirements, if any, and to otherwise support its investments in Crude Oil Interests. Investments in Treasuries, cash and/or cash equivalents, both directly and as margin, will provide rates of return that will vary from changes in the value of the price of light, sweet crude oil and the price of the Benchmark Futures Contract.

•
In addition, because US12OF will incur certain expenses in connection with its investment activities, and will hold most of its assets in more liquid short-term securities for margin and other liquidity purposes and for redemptions that may be necessary on an ongoing basis, the General Partner will not be able to fully invest US12OF’s assets in Futures Contracts or Other Crude Oil-Related Investments and there cannot be perfect correlation between changes in US12OF’s NAV and changes in the price of the Benchmark Futures Contracts.

•
As US12OF grows, there may be more or less correlation. For example, if US12OF only has enough money to buy three Benchmark Futures Contracts and it needs to buy four contracts to track the price of light, sweet crude oil then the correlation will be lower, but if it buys 20,000 Benchmark Futures Contracts and it needs to buy 20,001 contracts then the correlation will be higher. At certain asset levels, US12OF may be limited in its ability to purchase the Benchmark Futures Contracts or other Futures Contracts due to accountability levels imposed by the relevant exchanges. To the extent that US12OF invests in these other Futures Contracts or Other Crude Oil-Related Investments, the correlation with the Benchmark Futures Contracts may be lower. If US12OF is required to invest in other Futures Contracts and Other Crude Oil-Related Investments that are less correlated with the Benchmark Futures Contracts, US12OF would likely invest in over-the-counter contracts to increase the level of correlation of US12OF’s assets. Over-the-counter contracts entail certain risks described below under “Over-the-Counter Contract Risk.”

•
US12OF anticipates that it will invest in equal amounts of each of the Benchmark Futures Contracts. Certain months of these futures contracts may have less liquidity and availability than other months of these future contracts. The inability to purchase and hold the Benchmark Futures Contracts in equal amounts may cause less correlation between the units’ NAV and the average of the prices of the Benchmark Futures Contracts.

•
US12OF may not be able to buy the exact number of Futures Contracts and Other Crude Oil-Related Investments to have a perfect correlation with the Benchmark Futures Contracts if the purchase price of Futures Contracts required to be fully invested in such contracts is higher than the proceeds received for the sale of a Creation Basket on the day the basket was sold. In such case, US12OF could not invest the entire proceeds from the purchase of the Creation Basket in such futures contracts (for example, assume US12OF receives $4,000,000 for the sale of a Creation Basket and assume that the average of the prices of the Futures Contracts for crude oil that reflects the prices of the Benchmark Futures Contracts is $65.94, then US12OF could only invest in Futures Contracts with an aggregate value of $3,956,700), US12OF would be required to invest a percentage of the proceeds in Treasuries to be deposited as margin with the futures commission merchant through which the contract was purchased. The remainder of the purchase price for the Creation Basket would remain invested in Treasuries, cash and/or cash equivalents as determined by the General Partner from time to time based on factors such as potential calls for margin or anticipated redemptions. If the trading market for Futures Contracts is suspended or closed, US12OF may not be able to purchase these investments at the last reported price for such investments.

•
US12OF may make use of “mini” contracts as a way of investing a dollar amount in contracts that may more closely match the dollar amount of net assets of the fund. However, even the use of mini contracts does not completely eliminate the risk that US12OF will not be able to buy or sell the exact number of Futures Contracts necessary. In addition there is a risk that because of the size and relative liquidity of such contracts when compared to standard size Futures Contracts such as the Benchmark Futures Contracts, the price of a smaller contract for a particular month may not equate to the Benchmark Futures Contract for the same month, which could cause the change in the US12OF’s per unit price and NAV to vary from changes in the average price of the Benchmark Futures Contracts.

If changes in US12OF’s NAV do not correlate with changes in the price of the Benchmark Futures Contracts, then investing in US12OF may not be an effective way to hedge against crude oil-related losses or indirectly invest in crude oil.

The Benchmark Futures Contracts may not correlate with the price of light, sweet crude oil and this could cause the changes in the price of units to substantially vary from changes in the price of light, sweet crude oil. If this were to occur, then investors may not be able to effectively use US12OF as a way to hedge against crude oil-related losses or as a way to indirectly invest in crude oil.

When using the Benchmark Futures Contracts as a strategy to track the price of light, sweet crude oil, at best the correlation between changes in prices of such Crude Oil Interests and the delivery price of crude oil can be only approximate. The degree of imperfection of correlation depends upon circumstances such as variations in the speculative crude oil market, supply of and demand for such Crude Oil Interests and technical influences in futures trading. If there is a weak correlation between the Crude Oil Interests and the price of light, sweet crude oil, then the price of units may not accurately track the price of light, sweet crude oil and investors may not be able to effectively use US12OF as a way to hedge the risk of losses in their crude oil-related transactions or as a way to indirectly invest in crude oil.

US12OF may experience a loss if it is required to sell Treasuries at a price lower than the price at which they were acquired.

The value of Treasuries generally moves inversely with movements in interest rates. If US12OF is required to sell Treasuries at a price lower than the price at which they were acquired, US12OF will experience a loss. This loss may adversely impact the price of the units and may decrease the correlation between the price of the units, the price of the Benchmark Futures Contracts and Other Crude Oil-Related Investments, and the delivery price of light, sweet crude oil.

Certain of US12OF’s investments could be illiquid which could cause large losses to investors at any time or from time to time.

At any given time, US12OF may own 12 different monthly crude oil contracts which have differing expiration schedules. The amount of liquidity in the crude oil futures market for each of those months will vary. In some cases certain of those months may have relatively small amounts of open interest and daily trading volume. As a result, US12OF may not always be able to liquidate its positions in its investments at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as a foreign government taking political actions that disrupt the market in its currency, its crude oil production or exports, or in another major export, can also make it difficult to liquidate a position. Alternatively, limits imposed by futures exchanges or other regulatory organizations, such as accountability levels, position limits and price fluctuation limits, may contribute to a lack of liquidity with respect to some Crude Oil Interests.

Unexpected market illiquidity may cause major losses to investors at any time or from time to time. In addition, US12OF does not intend at this time to establish a credit facility, which would provide an additional source of liquidity and instead will rely only on the Treasuries, cash and/or cash equivalents that it holds. The anticipated large value of the positions in Futures Contracts that the General Partner will acquire or enter into for US12OF increases the risk of illiquidity. Other Crude Oil-Related Investments that US12OF invests in, such as negotiated over-the-counter contracts, may have a greater likelihood of being illiquid since they are contracts between two parties that take into account not only market risk, but also the relative credit, tax, and settlement risks under such contracts. Such contracts also have limited transferability that results from such risks and from the contract’s express limitations.

Because both Futures Contracts and Other Crude Oil-Related Investments may be illiquid, US12OF’s Crude Oil Interests may be more difficult to liquidate at favorable prices in periods of illiquid markets and losses may be incurred during the period in which positions are being liquidated.

If the nature of hedgors and speculators in futures markets has shifted such that crude oil purchasers are the predominant hedgors in the market, US12OF might have to reinvest at higher futures prices or choose Other Crude Oil-Related Investments.

The changing nature of the hedgors and speculators in the crude oil market will influence whether futures prices are above or below the expected future spot price. In order to induce speculators to take the corresponding long side of the same futures contract, crude oil producers must generally be willing to sell futures contracts at prices that are below expected future spot prices. Conversely, if the predominant hedgors in the futures market are the purchasers of the crude oil who purchase futures contracts to hedge against a rise in prices, then speculators will only take the short side of the futures contract if the futures price is greater than the expected future spot price of crude oil. This can have significant implications for US12OF when it is time to reinvest the proceeds from a maturing Futures Contract into a new Futures Contract.

While US12OF does not intend to take physical delivery of crude oil under its Futures Contracts, physical delivery under such contracts impacts the value of the contracts.

While it is not the current intention of US12OF to take physical delivery of crude oil under its Futures Contracts, futures contracts are not required to be cash-settled and it is possible to take delivery under these contracts. Storage costs associated with purchasing crude oil could result in costs and other liabilities that could impact the value of Futures Contracts or Other Crude Oil-Related Investments. Storage costs include the time value of money invested in crude oil as a physical commodity plus the actual costs of storing the crude oil less any benefits from ownership of crude oil that are not obtained by the holder of a futures contract. In general, Futures Contracts have a one-month delay for contract delivery and the back month (the back month is any future delivery month other than the spot month) includes storage costs. To the extent that these storage costs change for crude oil while US12OF holds Futures Contracts or Other Crude Oil-Related Investments, the value of the Futures Contracts or Other Crude Oil-Related Investments, and therefore US12OF’s NAV, may change as well. Because it holds Futures Contracts that will mature up to 13 months later than the spot or current month, US12OF’s NAV will be impacted more from the changes in storage costs than would the NAV of a fund that holds more current futures contracts.

The price relationship between the near month contract and the other monthly contracts that compose the Benchmark Futures Contracts will vary and may impact both the total return over time of US12OF’s NAV, as well as the degree to which its total return tracks other crude oil price indices’ total returns.

The Benchmark Futures Contracts consist of the near month contract to expire and the contracts for the following eleven months, except during the last two weeks of the current month when the near month contract is sold and replaced by the futures contract for the thirteenth month following the current month. In the event of a crude oil futures market where near month contracts trade at a higher price than the price of contracts that expire later in time, a situation described as “backwardation” in the futures market, then absent the impact of the overall movement in crude oil prices the value of the benchmark contract would tend to rise as it approaches expiration. As a result the total return of the Benchmark Futures Contract would tend to track higher. Conversely, in the event of a crude oil futures market where near month contracts trade at a lower price than the price of contracts that expire later in time, a situation described as “contango” in the futures market, then absent the impact of the overall movement in crude oil prices the value of the benchmark contract would tend to decline as it approaches expiration. As a result the total return of the Benchmark Futures Contract would tend to track lower. When compared to total return of other price indices, such as the spot price of crude oil, the impact of backwardation and contango may lead the total return of US12OF’s NAV to vary significantly. In the event of a prolonged period of contango, and absent the impact of rising or falling crude oil prices, this could have a significant negative impact on US12OF’s NAV and total return. Furthermore, a portfolio that consists of twelve different monthly contracts, ranging in a “strip” from the first month to the twelfth month, will be impacted differently by contango and backwardation than a portfolio that consists of just the first month contract.

Because US12OF’s portfolio will typically hold as many as 12 different crude oil futures contracts at all times, it may be more expensive for US12OF to buy or sell futures contracts for its portfolio.

Because US12OF will typically hold as many as 12 different futures contracts at any one time, the cost of trading a large number of different contracts could be greater than the cost of trading the same dollar amount using just one contract. In addition, the bid/ask spread for buying these different contracts could also on average be greater than the bid/ask spread for buying a single futures contract month. This could make it more expensive for US12OF to invest compared to investing in a single monthly contract. Wider bid/ask spreads and/or higher commission or brokerage costs would negatively impact an investor’s investment returns in US12OF.

Because US12OF’s portfolio will typically hold as many as 12 different crude oil futures contracts at all times, firms that make a market in the units will also need to hold multiple contracts when hedging their inventories of units and when creating or redeeming baskets. This could lead to the units of US12OF trading at wider bid/ask spreads in the secondary market than an exchange traded security holding crude oil futures that uses a fewer number of futures contracts at any given time.

Brokerage firms or other market participants that make a secondary market in the units of US12OF may do so by simultaneously hedging their positions by being long, or short, the same Futures Contracts that US12OF holds in its portfolio. The cost to brokerage firms or other market participants in putting on and taken off these hedges is one of the factors that determine the size of the bid/ask spread they quote on a security such as US12OF. Because US12OF will typically hold as many as 12 different futures contracts at any one time, the brokerage firms or other market participants will also find themselves having to trade a number of different contracts as well. The cost of trading a large number of different contracts may be greater than the cost of trading the same dollar amount using just one contract. As a result, the bid/ask spread for US12OF may be wider than the bid/ask spread for an exchange traded security investing in a fewer number of futures contracts at any given time. The wider bid/ask spread may negatively impact an investor’s investment returns in US12OF.

Regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments are impossible to predict but may significantly and adversely affect US12OF.

The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. In addition, various national governments have expressed concern regarding the disruptive effects of speculative trading in the energy markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on US12OF is impossible to predict, but could be substantial and adverse.

If an investor invests in US12OF for purposes of hedging, it might be subject to several risks including the possibility of losing the benefit of favorable market movement.

While US12OF does not intend to engage in hedging strategies, participants in the crude oil or in other industries may use US12OF as a vehicle to hedge the risk of losses in their crude oil-related transactions. There are several risks in connection with using US12OF as a hedging device. While hedging can provide protection against an adverse movement in market prices, it can also preclude a hedgor’s opportunity to benefit from a favorable market movement. In a hedging transaction, the hedgor may be concerned that the hedged item will increase in price, but must recognize the risk that the price may instead decline and if this happens he will have lost his opportunity to profit from the change in price because the hedging transaction will result in a loss rather than a gain. Thus, the hedgor foregoes the opportunity to profit from favorable price movements.

In addition, if the hedge is not a perfect one, the hedgor can lose on the hedging transaction and not realize an offsetting gain in the value of the underlying item being hedged.

When using futures contracts as a hedging technique, at best, the correlation between changes in prices of futures contracts and of the items being hedged can be only approximate. The degree of imperfection of correlation depends upon circumstances such as: variations in speculative markets, demand for futures and for crude oil products, technical influences in futures trading, and differences between anticipated energy costs being hedged and the instruments underlying the standard futures contracts available for trading. Even a well-conceived hedge may be unsuccessful to some degree because of unexpected market behavior as well as the expenses associated with creating the hedge.

In addition, using an investment in US12OF as a hedge for changes in energy costs (e.g., investing in crude oil, heating oil, gasoline, natural gas or other fuels, or electricity) may not correlate because changes in the spot price of crude oil may vary from changes in energy costs because the spot price may not be at the same rate as changes in the price of other energy products, and, in any case, the price of crude oil does not reflect the refining, transportation, and other costs that may impact the hedgor’s energy costs.

An investment in US12OF may provide investors little or no diversification benefits. Thus, in a declining market, US12OF may have no gains to offset an investor’s  losses from other investments, and an investor may suffer losses on its  investment in US12OF at the same time it  incurs losses with respect to other asset classes.

Historically, Futures Contracts and Other Crude Oil-Related Investments have generally been non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is a low statistically valid relationship between the performance of futures and other commodity interest transactions, on the one hand, and stocks or bonds, on the other hand. However, there can be no assurance that such non-correlation will continue during future periods. If, contrary to historic patterns, US12OF’s performance were to move in the same general direction as the financial markets, an investor will obtain little or no diversification benefits from an investment in the units. In such a case, US12OF may have no gains to offset an investor’s losses from other investments, and an investor may suffer losses on its investment in US12OF at the same time it incurs losses with respect to other investments.

Variables such as drought, floods, weather, embargoes, tariffs and other political events may have a larger impact on crude oil prices and crude oil-linked instruments, including Futures Contracts and Other Crude Oil-Related Investments, than on traditional securities. These additional variables may create additional investment risks that subject US12OF’s investments to greater volatility than investments in traditional securities.

Non-correlation should not be confused with negative correlation, where the performance of two asset classes would be opposite of each other. There is no historic evidence that the spot price of crude oil and prices of other financial assets, such as stocks and bonds, are negatively correlated. In the absence of negative correlation, US12OF cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa.

US12OF’s Operating Risks

US12OF is not a registered investment company so investors do not have the protections of the 1940 Act.

US12OF is not an investment company subject to the 1940 Act. Accordingly, investors do not have the protections afforded by that statute which, for example, requires investment companies to have a majority of disinterested directors and regulates the relationship between the investment company and its investment manager.

US12OF has no operating history so there is no performance history to serve as a basis for an investor to evaluate an investment in US12OF.

US12OF is new and has no operating history. Therefore, an investor does not have the benefit of reviewing the past performance of US12OF as a basis for an investor to evaluate an investment in US12OF. The General Partner’s current experience involves managing USOF, an exchange traded security that invests primarily in Futures Contracts for light, sweet crude oil, Treasuries, cash and/or cash equivalents. However, USOF has a different Benchmark Futures Contract than US12OF. USOF’s Benchmark Futures Contract consists of a single contract which is the contract nearest to expiration (unless that contract is within two weeks of expiration in which case it is the next nearest month to expiration). The use of a single contract as its benchmark means that the General Partner’s experience with USOF may not be directly applicable to US12OF.

The General Partner’s current experience also involves managing USNG, an exchange traded security that invests primarily in Futures Contracts for natural gas, Treasuries, cash and/or cash equivalents. However, there are significant differences between the natural gas futures market and that of crude oil futures. The General Partner’s results with USNG may not be representative of results that may be experienced with a fund investing in crude oil futures.

The General Partner’s current experience also involves managing USG, an exchange traded security that invests primarily in Futures Contracts for gasoline, cash and/or cash equivalents.  However, there are significant differences between the gasoline futures market and that of crude oil futures.  The General Partner’s results with USG may not be representative of results that may be experienced with a fund investing in crude oil futures.

The General Partner is leanly staffed and relies heavily on key personnel to manage trading activities.

In managing and directing the day-to-day activities and affairs of US12OF, the General Partner relies heavily on Messrs. Nicholas Gerber, John Love and John Hyland. If Messrs. Gerber, Love or Hyland were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of US12OF. Furthermore, Messrs. Gerber, Hyland and Love currently are involved in the management of USOF, USNG and USG and the General Partner is currently in the process of registering two other exchange traded securities, USHO and US12NG. Messrs. Gerber and Love are also employed by Ameristock Corporation, a registered investment adviser that manages a public mutual fund. It is estimated that Mr. Gerber will spend approximately 50% of his time on US12OF, USNG, USOF, USG, USHO and US12NG matters. Mr. Love will spend approximately 95% of his time on US12OF, USNG, USOF, USG, USHO and US12NG matters and Mr. Hyland will spend approximately 75% of his time on US12OF, USNG, USOF, USG, USHO and US12NG matters. To the extent that the General Partner establishes additional funds, even greater demands will be placed on Messrs. Gerber, Love and Hyland, as well as the other officers of the General Partner, including Mr. Mah, the Chief Financial Officer, and its Board of Directors.

Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause a tracking error, which could cause the price of units to substantially vary from the price of the Benchmark Futures Contracts and prevent an investor from being able to effectively use US12OF as a way to hedge against crude oil-related losses or as a way to indirectly invest in crude oil.

U.S. designated contract markets such as the NYMEX have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment in US12OF is not) may hold, own or control. For example, the current accountability level for investments at any one time in the Benchmark Futures Contract is 20,000. While this is not a fixed ceiling, it is a threshold above which the NYMEX may exercise greater scrutiny and control over an investor, including limiting an investor to holding no more than 20,000 Benchmark Futures Contracts. With regard to position limits, the NYMEX limits an investor from holding more than 3,000 net futures in the last 3 days of trading in the near month contract to expire.

In addition to accountability levels and position limits, the NYMEX also sets daily price fluctuation limits on the Benchmark Futures Contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular Futures Contract, no trades may be made at a price beyond that limit.

For example, the NYMEX imposes a $10.00 per barrel ($10,000 per contract) price fluctuation limit for the Benchmark Futures Contracts. This limit is initially based off of the previous trading day’s settlement price. If any Benchmark Futures Contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes it begins at the point where the limit was imposed and the limit is reset to be $10.00 per barrel in either direction of that point. If another halt were triggered, the market would continue to be expanded by $10.00 per barrel in either direction after each successive five-minute trading halt. There is no maximum price fluctuation limit during any one trading session.

All of these limits may potentially cause a tracking error between the price of the units and the price of the Benchmark Futures Contracts. This may in turn prevent an investor from being able to effectively use US12OF as a way to hedge against crude oil-related losses or as a way to indirectly invest in crude oil.

US12OF is not limiting the size of the offering and is committed to utilizing substantially all of its proceeds to purchase Futures Contracts and Other Crude Oil-Related Investments. If US12OF encounters accountability levels, position limits, or price fluctuation limits for crude oil contracts on the NYMEX, it may then, if permitted under applicable regulatory requirements, purchase Futures Contracts on the ICE Futures (formerly, the International Petroleum Exchange) or other exchanges that trade listed crude oil futures. The Futures Contracts available on the ICE Futures are comparable to the contracts on the NYMEX, but they may have different underlying commodities, sizes, deliveries, and prices.

There are technical and fundamental risks inherent in the trading system the General Partner intends to employ.

The General Partner’s trading system is quantitative in nature and it is possible that the General Partner might make a mathematical error. In addition, it is also possible that a computer or software program may malfunction and cause an error in computation.

US12OF and the General Partner may have conflicts of interest, which may permit them to favor their own interests to the detriment of an investor.

US12OF and the General Partner may have inherent conflicts to the extent the General Partner attempts to maintain US12OF’s asset size in order to preserve its fee income and this may not always be consistent with US12OF’s objective of having the value of its unit’s NAV track changes in the price of the Benchmark Futures Contracts. The General Partner’s officers, directors and employees do not devote their time exclusively to US12OF. These persons are directors, officers or employees of other entities that may compete with US12OF for their services. They could have a conflict between their responsibilities to US12OF and to those other entities.

In addition, the General Partner’s principals, officers, directors or employees may trade futures and related contracts for their own account. A conflict of interest may exist if their trades are in the same markets and at the same time as US12OF trades using the clearing broker to be used by US12OF. A potential conflict also may occur if the General Partner’s principals, officers, directors or employees trade their accounts more aggressively or take positions in their accounts which are opposite, or ahead of, the positions taken by US12OF.

The General Partner has sole current authority to manage the investments and operations of US12OF, and this may allow it to act in a way that furthers its own interests which may create a conflict with the best interests of an investor. Limited partners have limited voting control, which will limit the ability to influence matters such as amendment of the LP Agreement, change in US12OF’s basic investment policy, dissolution of this fund, or the sale or distribution of US12OF’s assets.

The General Partner serves as the general partner of each of USOF, USNG, USG, USHO and US12NG, as well as US12OF. The General Partner may have a conflict to the extent that its trading decisions for US12OF may be influenced by the effect they would have on the other funds it manages. These trading decisions may be influenced since the General Partner also serves as the general partner for all of the funds, and is required to meet all of the funds’ investment objectives as well as US12OF’s. If the General Partner believes that a trading decision it made on behalf of US12OF might (i) impede its other funds from reaching their investment objectives, or (ii) improve the likelihood of meeting its other funds’ objectives, then the General Partner may choose to change its trading decision for US12OF, which could either impede or improve the opportunity for US12OF from meeting its investment objective. In addition, the General Partner is required to indemnify the officers and directors of its other funds if the need for indemnification arises. This potential indemnification will cause the General Partner’s assets to decrease. If the General Partner’s other sources of income are not sufficient to compensate for the indemnification, then the General Partner may terminate and an investor could lose its investment.

Unitholders may only vote on the removal of the General Partner and limited partners have only limited voting rights. Unitholders and limited partners will not participate in the management of US12OF and do not control the General Partner so they will not have influence over basic matters that affect US12OF.

Unitholders that have not applied to become limited partners have no voting rights, other than to remove the General Partner. Limited partners will have limited voting rights with respect to US12OF’s affairs. Unitholders may remove the General Partner only if 66 and 2/3% of the unitholders elect to do so. Unitholders and limited partners will not be permitted to participate in the management or control of US12OF or the conduct of its business. Unitholders and limited partners must therefore rely upon the duties and judgment of the General Partner to manage US12OF’s affairs.

The General Partner may manage a large amount of assets and this could affect US12OF’s ability to trade profitably.

Increases in assets under management may affect trading decisions. In general, the General Partner does not intend to limit the amount of assets of US12OF that it may manage. The more assets the General Partner manages, the more difficult it may be for it to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance and of managing risk associated with larger positions.

US12OF could terminate at any time and cause the liquidation and potential loss of an investor’s investment and could upset the overall maturity and timing of an investor’s investment portfolio.

US12OF may terminate at any time, regardless of whether US12OF has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances, including the death, adjudication of incompetence, bankruptcy, dissolution, or removal of the General Partner could cause US12OF to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner. However, no level of losses will require the General Partner to terminate US12OF. US12OF’s termination would cause the liquidation and potential loss of an investor’s investment. Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

Limited partners may not have limited liability in certain circumstances, including potentially having liability for the return of wrongful distributions.

Under Delaware law, a limited partner might be held liable for our obligations as if it were a General Partner if the limited partner participates in the control of the partnership’s business and the persons who transact business with the partnership think the limited partner is the General Partner.

A limited partner will not be liable for assessments in addition to its initial capital investment in any of our capital securities representing units.  However, a limited partner may be required to repay to us any amounts wrongfully returned or distributed to it under some circumstances. Under Delaware law, US12OF may not make a distribution to limited partners if the distribution causes our liabilities (other than liabilities to partners on account of their partnership interests and nonrecourse liabilities) to exceed the fair value of our assets. Delaware law provides that a limited partner who receives such a distribution and knew at the time of the distribution that the distribution violated the law will be liable to the limited partnership for the amount of the distribution for three years from the date of the distribution.

With adequate notice, a limited partner may be required to withdraw from the partnership for any reason.

If the General Partner gives at least fifteen (15) days’ written notice to a limited partner, then the General Partner may for any reason, in its sole discretion, require any such limited partner to withdraw entirely from the partnership or to withdraw a portion of its partner capital account. The General Partner may require withdrawal even in situations where the limited partner has complied completely with the provisions of the LP Agreement.

US12OF’s existing units are, and any units US12OF issues in the future will be, subject to restrictions on transfer. Failure to satisfy these requirements will preclude an investor from being able to have all the rights of a limited partner.

No transfer of any unit or interest therein may be made if such transfer would (a) violate the then applicable federal or state securities laws or rules and regulations of the SEC, any state securities commission, the CFTC or any other governmental authority with jurisdiction over such transfer, or (b) cause US12OF to be taxable as a corporation or affect US12OF’s existence or qualification as a limited partnership. In addition, investors may only become limited partners if they transfer their units to purchasers that meet certain conditions outlined in the LP Agreement, which provides that each record holder or limited partner or unitholder applying to become a limited partner (each a record holder) may be required by the General Partner to furnish certain information, including that holder’s nationality, citizenship or other related status. A transferee who is not a U.S. resident may not be eligible to become a record holder or a limited partner if its ownership would subject US12OF to the risk of cancellation or forfeiture of any of its assets under any federal, state or local law or regulation. All purchasers of US12OF’s units, who wish to become limited partners or record holders, and receive cash distributions, if any, or have certain other rights, must deliver an executed transfer application in which the purchaser or transferee must certify that, among other things, he, she or it agrees to be bound by US12OF’s LP Agreement and is eligible to purchase US12OF’s securities. Any transfer of units will not be recorded by the transfer agent or recognized by us unless a completed transfer application is delivered to the General Partner or the Administrator. A person purchasing US12OF’s existing units, who does not execute a transfer application and certify that the purchaser is eligible to purchase those securities acquires no rights in those securities other than the right to resell those securities. Whether or not a transfer application is received or the consent of the General Partner obtained, our units will be securities and will be transferable according to the laws governing transfers of securities. See “Transfer of Units.”

US12OF does not expect to make cash distributions.

The General Partner intends to re-invest any realized gains in Crude Oil Interests rather than distributing cash to limited partners. Therefore, unlike mutual funds, commodity pools or other investment pools that actively manage their investments in an attempt to realize income and gains from their investing activities and distribute such income and gains to their investors, US12OF generally does not expect to distribute cash to limited partners. An investor should not invest in US12OF if it will need cash distributions from US12OF to pay taxes on its share of income and gains of US12OF, if any, or for any other reason. Although US12OF does not intend to make cash distributions, the income earned from its investments held directly or posted as margin may reach levels that merit distribution, e.g., at levels where such income is not necessary to support its underlying investments in crude oil interests and an investor adversely reacts to being taxed on such income without receiving distributions that could be used to pay such tax. If this income becomes significant then cash distributions may be made.

There is a risk that US12OF will not earn trading gains sufficient to compensate for the fees and expenses that it must pay and as such US12OF may not earn any profit.

US12OF pays brokerage charges of approximately 0.016% (including futures commission merchant fees of $4.00 per buy or sell), any licensing fees for the use of intellectual property, registration fees with the SEC, FINRA, or other regulatory agency in connection with offers and sales of the units subsequent to the initial offering of the units including the legal, printing, accounting and other expenses associated therewith. US12OF also pays the fees and expenses, including directors and officers liability insurance, of the independent directors, management fees of 0.60% of NAV on its average net assets, tax accounting and reporting costs and over-the-counter spreads and extraordinary expenses (i.e. expenses not in the ordinary course of business, including the indemnification of any person against liabilities and obligations to the extent permitted by law and required under the LP Agreement and under agreements entered into by the General Partner on US12OF’s behalf and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expenses and the settlement of claims and litigation) that cannot be quantified. These fees and expenses must be paid in all cases regardless of whether US12OF’s activities are profitable. Accordingly, US12OF must earn trading gains sufficient to compensate for these fees and expenses before it can earn any profit.

US12OF, to date, has depended upon the General Partner to pay all its expenses. If this offering of units does not raise sufficient funds to pay US12OF’s future expenses, the General Partner no longer pays such expenses and no other source of funding of expenses is found, US12OF will terminate and an investor may lose all or part of its investment.

To date, all of US12OF’s expenses have been funded by the General Partner. If the General Partner and US12OF are unsuccessful in raising sufficient funds to cover its expenses or in locating any other source of funding, US12OF will terminate and an investor may lose all or part of its investment.

US12OF may incur higher fees and expenses upon renewing existing or entering into new contractual relationships.

The clearing arrangements between the clearing brokers and US12OF generally are terminable by the clearing brokers once the clearing broker has given US12OF notice. Upon termination, the General Partner may be required to renegotiate or make other arrangements for obtaining similar services if US12OF intends to continue trading in Futures Contracts or Other Crude Oil-Related Investments at its present level of capacity. The services of any clearing broker may not be available, or even if available, these services may not be available on the terms as favorable as those of the expired or terminated clearing arrangements.

US12OF may miss certain trading opportunities because it will not receive the benefit of the expertise of independent trading advisors.

The General Partner does not employ trading advisors for US12OF; however, it reserves the right to employ them in the future. The only advisor to US12OF is the General Partner. A lack of independent trading advisors may be disadvantageous to US12OF because it will not receive the benefit of a trading advisor’s expertise.

An unanticipated number of redemption requests during a short period of time could have an adverse effect on the NAV of US12OF.

If a substantial number of requests for redemption of Redemption Baskets are received by US12OF during a relatively short period of time, US12OF may not be able to satisfy the requests from US12OF’s assets not committed to trading. As a consequence, it could be necessary to liquidate positions in US12OF’s trading positions before the time that the trading strategies would otherwise dictate liquidation.

The failure or bankruptcy of a clearing broker could result in a substantial loss of US12OF’s assets.

Under CFTC regulations, a clearing broker maintains customers’ assets in a bulk segregated account. If a clearing broker fails to do so, or is unable to satisfy a substantial deficit in a customer account, its other customers may be subject to risk of a substantial loss of their funds in the event of that clearing broker’s bankruptcy. In that event, the clearing broker’s customers, such as US12OF, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker’s customers. US12OF also may be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which commodity interest contracts are traded.

From time to time, the clearing brokers may be subject to legal or regulatory proceedings in the ordinary course of their business. A clearing broker’s involvement in costly or time-consuming legal proceedings may divert financial resources or personnel away from the clearing broker’s trading operations, which could impair the clearing broker’s ability to successfully execute and clear US12OF’s trades.

Third parties may infringe upon or otherwise violate intellectual property rights or assert that the General Partner has infringed or otherwise violated their intellectual property rights, which may result in significant costs and diverted attention.

Third parties may utilize US12OF’s intellectual property or technology, including the use of its business methods, trademarks and trading program software, without permission. The General Partner has a patent pending for US12OF’s business method and it is registering its trademarks. US12OF does not currently have any proprietary software. However, if it obtains proprietary software in the future, then any unauthorized use of US12OF’s proprietary software and other technology could also adversely affect its competitive advantage. US12OF may have difficulty monitoring unauthorized uses of its patents, trademarks, proprietary software and other technology. Also, third parties may independently develop business methods, trademarks or proprietary software and other technology similar to that of the General Partner or claim that the General Partner has violated their intellectual property rights, including their copyrights, trademark rights, trade names, trade secrets and patent rights. As a result, the General Partner may have to litigate in the future to protect its trade secrets, determine the validity and scope of other parties’ proprietary rights, defend itself against claims that it has infringed or otherwise violated other parties’ rights, or defend itself against claims that its rights are invalid. Any litigation of this type, even if the General Partner is successful and regardless of the merits, may result in significant costs, divert its resources from US12OF, or require it to change its proprietary software and other technology or enter into royalty or licensing agreements. See “Legal Risks” below.

The success of US12OF depends on the ability of the General Partner to accurately implement trading systems, and any failure to do so could subject US12OF to losses on such transactions.

The General Partner anticipates using mathematical formulas built into a generally available spreadsheet program to decide whether it should buy or sell Crude Oil Interests each day. Specifically, the General Partner anticipates using the spreadsheet to make mathematical calculations and to monitor positions in Crude Oil Interests and Treasuries and correlations to the Benchmark Futures Contracts. The General Partner must accurately process the spreadsheets’ outputs and execute the transactions called for by the formulas. In addition, US12OF relies on the General Partner to properly operate and maintain its computer and communications systems. Execution of the formulas and operation of the systems are subject to human error. Any failure, inaccuracy or delay in implementing any of the formulas or systems and executing US12OF’s transactions could impair its ability to achieve US12OF’s investment objective. It could also result in decisions to undertake transactions based on inaccurate or incomplete information. This could cause substantial losses on transactions.

US12OF may experience substantial losses on transactions if the computer or communications system fails.

US12OF’s trading activities, including its risk management, depend on the integrity and performance of the computer and communications systems supporting them. Extraordinary transaction volume, hardware or software failure, power or telecommunications failure, a natural disaster or other catastrophe could cause the computer systems to operate at an unacceptably slow speed or even fail. Any significant degradation or failure of the systems that the General Partner uses to gather and analyze information, enter orders, process data, monitor risk levels and otherwise engage in trading activities may result in substantial losses on transactions, liability to other parties, lost profit opportunities, damages to the General Partner’s and US12OF’s reputations, increased operational expenses and diversion of technical resources.

If the computer and communications systems are not upgraded, US12OF’s financial condition could be harmed.

The development of complex computer and communications systems and new technologies may render the existing computer and communications systems supporting US12OF’s trading activities obsolete. In addition, these computer and communications systems must be compatible with those of third parties, such as the systems of exchanges, clearing brokers and the executing brokers. As a result, if these third parties upgrade their systems, the General Partner will need to make corresponding upgrades to continue effectively its trading activities. US12OF’s future success will depend on US12OF’s ability to respond to changing technologies on a timely and cost-effective basis.

US12OF depends on the reliable performance of the computer and communications systems of third parties, such as brokers and futures exchanges, and may experience substantial losses on transactions if they fail.

US12OF depends on the proper and timely function of complex computer and communications systems maintained and operated by the futures exchanges, brokers and other data providers that the General Partner uses to conduct trading activities. Failure or inadequate performance of any of these systems could adversely affect the General Partner’s ability to complete transactions, including its ability to close out positions, and result in lost profit opportunities and significant losses on commodity interest transactions. This could have a material adverse effect on revenues and materially reduce US12OF’s available capital. For example, unavailability of price quotations from third parties may make it difficult or impossible for the General Partner to use its proprietary software that it relies upon to conduct its trading activities. Unavailability of records from brokerage firms may make it difficult or impossible for the General Partner to accurately determine which transactions have been executed or the details, including price and time, of any transaction executed. This unavailability of information also may make it difficult or impossible for the General Partner to reconcile its records of transactions with those of another party or to accomplish settlement of executed transactions.

The occurrence of a terrorist attack, or the outbreak, continuation or expansion of war or other hostilities could disrupt US12OF’s trading activity and materially affect US12OF’s profitability.

The operations of US12OF, the exchanges, brokers and counterparties with which US12OF does business, and the markets in which US12OF does business could be severely disrupted in the event of a major terrorist attack or the outbreak, continuation or expansion of war or other hostilities. The terrorist attacks of September 11, 2001 and the war in Iraq, global anti-terrorism initiatives and political unrest in the Middle East and Southeast Asia continue to fuel this concern.

Risk of Leverage and Volatility

If the General Partner permits US12OF to become leveraged, an investor could lose all or substantially all of its investment if US12OF’s trading positions suddenly turn unprofitable.

Commodity pools’ trading positions in futures contracts or other commodity interests are typically required to be secured by the deposit of margin funds that represent only a small percentage of a futures contract’s (or other commodity interests’) entire face value. This feature permits commodity pools to “leverage” their assets by purchasing or selling futures contracts (or other commodity interests) with an aggregate value in excess of the commodity pool’s assets. While this leverage can increase the pool’s profits, relatively small adverse movements in the price of the pool’s futures contracts can cause significant losses to the pool. While the General Partner does not currently intend to leverage US12OF’s assets, it is not prohibited from doing so under the LP Agreement or otherwise.

The price of crude oil is volatile which could cause large fluctuations in the price of units.

Movements in the price of crude oil may be the result of factors outside of the General Partner’s control and may not be anticipated by the General Partner. Among the factors that can cause volatility in the price of crude oil are:

•	worldwide or regional demand for energy, which is affected by economic conditions;
•	the domestic and foreign supply and inventories of oil and gas;
•	weather conditions, including abnormally mild winter or summer weather, and abnormally harsh winter or summer weather;
•	availability and adequacy of pipeline and other transportation facilities;
•	domestic and foreign governmental regulations and taxes;
•	political conditions in gas or oil producing regions;
•	the ability of members of the Organization of Petroleum Exporting Countries (“OPEC”) to agree upon and maintain oil prices and production levels;
•	the price and availability of alternative fuels; and
•	the impact of energy conservation efforts.

The impact of environmental and other governmental laws and regulations that may affect the price of crude oil.

Environmental and other governmental laws and regulations have increased the costs to plan, design, drill, install, operate and abandon crude oil and oil wells. Other laws have prevented exploration and drilling of crude oil in certain environmentally sensitive federal lands and waters. Several environmental laws that have a direct or an indirect impact on the price of crude oil include, but are not limited to, the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act of 1980.

The limited method for transporting and storing crude oil may cause the price of crude oil to increase.

Crude oil is primarily transported and stored throughout the United States by way of pipeline and underground storage facilities. These systems may not be adequate to meet demand, especially in times of peak demand or in areas of the United States where gas service is already limited due to minimal pipeline and storage infrastructure. As a result of the limited method for transporting and storing crude oil, the price of crude oil may increase.

Over-the-Counter Contract Risk

Over-the-counter transactions are subject to little, if any, regulation.

A portion of US12OF’s assets may be used to trade over-the-counter crude oil interest contracts, such as forward contracts or swap or spot contracts. Over-the-counter contracts are typically traded on a principal-to-principal basis through dealer markets that are dominated by major money center and investment banks and other institutions and are essentially unregulated by the CFTC. An investor therefore does not receive the protection of CFTC regulation or the statutory scheme of the CEA in connection with this trading activity by US12OF. The markets for over-the-counter contracts rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. The lack of regulation in these markets could expose US12OF in certain circumstances to significant losses in the event of trading abuses or financial failure by participants.

US12OF will be subject to credit risk with respect to counterparties to over-the-counter contracts entered into by US12OF or held by special purpose or structured vehicles.

US12OF also faces the risk of non-performance by the counterparties to the over-the-counter contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations to US12OF, in which case US12OF could suffer significant losses on these contracts.

If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, US12OF may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding. US12OF may obtain only limited recovery or may obtain no recovery in such circumstances.

US12OF may be subject to liquidity risk with respect to its over-the-counter contracts.

Over-the-counter contracts have terms that make them less marketable than Futures Contracts. Over-the-counter contracts are less marketable because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, they are not transferable without the consent of the counterparty. These conditions diminish the ability to realize the full value of such contracts.

Risk of Trading in International Markets

Trading in international markets would expose US12OF to credit and regulatory risk.

The General Partner expects to invest primarily in Futures Contracts, a significant portion of which will be on United States exchanges including the NYMEX. However, a portion of US12OF’s trades may take place on markets and exchanges outside the United States. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. None of the CFTC, NFA, or any domestic exchange regulates activities of any foreign boards of trade or exchanges, including the execution, delivery and clearing of transactions, nor has the power to compel enforcement of the rules of a foreign board of trade or exchange or of any applicable non-U.S. laws. Similarly, the rights of market participants, such as US12OF, in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers. As a result, in these markets, US12OF has less legal and regulatory protection than it does when it trades domestically.

In some of these non-U.S. markets, the performance on a contract is the responsibility of the counterparty and is not backed by an exchange or clearing corporation and therefore exposes US12OF to credit risk. Trading in non-U.S. markets also leaves US12OF susceptible to swings in the value of the local currency against the U.S. dollar. Additionally, trading on non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability. An adverse development with respect to any of these variables could reduce the profit or increase the loss earned on trades in the affected international markets.

International trading activities subject US12OF to foreign exchange risk.

The price of any non-U.S. Futures Contract, option on any non-U.S. Futures Contract or other non-U.S. crude oil-related investment, and, therefore, the potential profit and loss on such Crude Oil Interests, may be affected by any variance in the foreign exchange rate between the time the order is placed and the time it is liquidated, offset or exercised. As a result, changes in the value of the local currency relative to the U.S. dollar may cause losses to US12OF even if the contract traded is profitable.

US12OF’s international trading could expose it to losses resulting from non-U.S. exchanges that are less developed or less reliable than United States exchanges.

Some non-U.S. exchanges also may be in a more developmental stage so that prior price histories may not be indicative of current price dynamics. In addition, US12OF may not have the same access to certain positions on foreign trading exchanges as do local traders, and the historical market data on which the General Partner bases its strategies may not be as reliable or accessible as it is for U.S. exchanges.

Tax Risk

An investor’s tax liability may exceed the amount of distributions, if any, on its units.

Cash or property will be distributed at the sole discretion of the General Partner, and the General Partner currently does not intend to make cash or other distributions with respect to units. Investors will be required to pay U.S. federal income tax and, in some cases, state, local, or foreign income tax, on their allocable share of US12OF’s taxable income, without regard to whether they receive distributions or the amount of any distributions. Therefore, investors’ tax liability with respect to their units may exceed the amount of cash or value of property (if any) distributed.

An investor’s allocable share of taxable income or loss may differ from its economic income or loss on its units.

Due to the application of the assumptions and conventions applied by US12OF in making allocations for tax purposes and other factors, an investor’s allocable share of US12OF’s income, gain, deduction or loss may be different than its economic profit or loss from its units for a taxable year. This difference could be temporary or permanent and, if permanent, could result in an investor being taxed on amounts in excess of its economic income.

Items of income, gain, deduction, loss and credit with respect to units could be reallocated if the IRS does not accept the assumptions and conventions applied by US12OF in allocating those items, with potential adverse consequences for an investor.

The U.S. tax rules pertaining to partnerships are complex and their application to large, publicly traded partnerships such as US12OF is in many respects uncertain. US12OF will apply certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects unitholders’ economic gains and losses. These assumptions and conventions may not fully comply with all aspects of the Internal Revenue Code (the “Code”) and applicable Treasury Regulations, however, and it is possible that the U.S. Internal Revenue Service will successfully challenge our allocation methods and require us to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects an investor. If this occurs, an investor may be required to file an amended tax return and to pay additional taxes plus deficiency interest.

US12OF could be treated as a corporation for federal income tax purposes, which may substantially reduce the value of an investor’s units.

US12OF has received an opinion of counsel that, under current U.S. federal income tax laws, US12OF will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that (i) at least 90 percent of US12OF’s annual gross income consists of “qualifying income” as defined in the Code, (ii) US12OF is organized and operated in accordance with its governing agreements and applicable law and (iii) US12OF does not elect to be taxed as a corporation for federal income tax purposes. Although the General Partner anticipates that US12OF will satisfy the “qualifying income” requirement for all of its taxable years, that result cannot be assured. US12OF has not requested and will not request any ruling from the IRS with respect to its classification as a partnership not taxable as a corporation for federal income tax purposes. If the IRS were to successfully assert that US12OF is taxable as a corporation for federal income tax purposes in any taxable year, rather than passing through its income, gains, losses and deductions proportionately to unitholders, US12OF would be subject to tax on its net income for the year at corporate tax rates. In addition, although the General Partner does not currently intend to make distributions with respect to units, any distributions would be taxable to unitholders as dividend income. Taxation of US12OF as a corporation could materially reduce the after-tax return on an investment in units and could substantially reduce the value of an investor’s units.

Legal Risks

Others may notify US12OF of intellectual property rights that could adversely impact US12OF.

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

Preliminarily, USOF's management is of the view that the structure and operations of USOF and its affiliated commodity pools do not infringe these patents. USOF is also in the process of reviewing prior art (prior structures and operations of similar investment vehicles) that may invalidate one or more of the claims in these patents. In addition, USOF has retained patent counsel to advise it on these matters and is in the process of obtaining their opinions regarding the non-infringement of each of these patents by USOF and/or the patents' invalidity based on prior art. If the patents were alleged to apply to USOF's structure and/or operations, and are found by a court to be valid and infringed, Goldman Sachs may be awarded significant monetary damages and/or injunctive relief. See “US12OF's Operating Risks — Third parties may infringe upon or otherwise violate intellectual property rights or assert that the General Partner has infringed or otherwise violated their intellectual property rights, which may result in significant costs and diverted attention.”

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Not applicable.

Item 3.	Legal Proceedings.

Although US12OF may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise, it is currently not a party to any pending material legal proceedings, except for the items noted below.

Goldman, Sachs & Co.

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

Preliminarily, USOF's management is of the view that the structure and operations of USOF and its affiliated commodity pools do not infringe these patents. USOF is also in the process of reviewing prior art (prior structures and operations of similar investment vehicles) that may invalidate one or more of the claims in these patents. In addition, USOF has retained patent counsel to advise it on these matters and is in the process of obtaining their opinions regarding the non-infringement of each of these patents by USOF and/or the patents' invalidity based on prior art. If the patents were alleged to apply to USOF's structure and/or operations, and are found by a court to be valid and infringed, Goldman Sachs may be awarded significant monetary damages and/or injunctive relief. See “US12OF's Operating Risks — Third parties may infringe upon or otherwise violate intellectual property rights or assert that the General Partner has infringed or otherwise violated their intellectual property rights, which may result in significant costs and diverted attention.”

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Units

US12OF’s units have traded on the AMEX under the symbol “USL” since its initial public offering on December 6, 2007. The following table sets forth the range of reported high and low sales prices of the units as reported on AMEX for the period of December 6, 2007 through December 31, 2007.

	High	Low
Fiscal year 2007
Fourth quarter (beginning December 6, 2007)	$54.37	$50.30

As of December 31, 2007, US12OF had 35 holders of units.

Dividends

US12OF has not made and does not intend to make cash distributions to its unitholders.

Issuer Purchases of Equity Securities

US12OF does not purchase units directly from its unitholders; however, in connection with its redemption of baskets held by Authorized Purchasers, US12OF did not redeem any baskets during the period of December 6, 2007 to December 31, 2007.

Item 6.	Selected Financial Data.

Financial Highlights (for the period from December 6, 2007 to December 31, 2007)
(Dollar amounts in 000’s except for Income per unit)

Total assets	$21,691
Net realized and unrealized gains on futures transactions, inclusive of commissions	$1,524
Net income	$1,564
Weighted-average limited partnership units	400,000
Net income per unit	$4.23
Net income per weighted average unit	$3.98
Cash at end of year	$18,174

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto of US12OF included elsewhere in this annual report on Form 10-K.

Forward-Looking Information

This annual report on Form 10-K, including this "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause US12OF's actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe US12OF's future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and US12OF cannot assure investors that these projections included in these forward-looking statements will come to pass. US12OF's actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

US12OF was based the forward-looking statements included in this annual report on Form 10-K on information available to it on the date of this annual report on Form 10-K, and US12OF assumes no obligation to update any such forward-looking statements. Although US12OF undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that US12OF may make directly to them or through reports that US12OF in the future files with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Introduction

US12OF, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the AMEX. The net assets of US12OF consist primarily of investments in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas, and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”). This includes contracts that are of the standard industry size as measured in physical amounts of crude oil, as well as similar contracts that are financially settled but are based on a percentage of the standard size contracts. US12OF may also invest in other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas, and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Crude Oil-Related Investments collectively are referred to as “Crude Oil Interests” in this annual report on Form 10-K.

US12OF invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. The primary focus of the General Partner is the investment in Futures Contracts and the management of its investments in Treasuries, cash and/or cash equivalents for margining purposes and as collateral.

The investment objective of US12OF is to have the changes in percentage terms of the units’ net asset value reflect the changes in percentage terms of the price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of the Benchmark Futures Contracts, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following 11 consecutive months, less US12OF’s expenses. When calculating the daily movement of the average price of the 12 contracts, each contract month will be equally weighted.

The General Partner is registered as a CPO with the CFTC and is authorized by the LP Agreement to manage US12OF. The General Partner is authorized by US12OF in its sole judgment to employ, establish the terms of employment for and terminate commodity trading advisors or futures commission merchants.

In December of 2007, US12OF initially registered 11,000,000 units on Form S-1 with the SEC.  On December 6, 2007, US12OF listed its units on the AMEX under the ticker symbol “USL”. On that day, US12OF established its initial net asset value by setting a price per unit at $50.00 and issued 300,000 units to the initial Authorized Purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $15,000,000 in cash.  To date, US12OF has registered a total of 11,000,000 units.  US12OF also purchased Futures Contracts traded on the NYMEX based on light, sweet crude oil in connection with the units sold to the initial Authorized Purchaser.

Valuation of Futures Contracts and the Computation of the NAV

The NAV of US12OF units is calculated once each trading day as of the earlier of the close of the NYSE or  4:00 p.m. New York time. The NAV for a particular trading day is released after 4:15 p.m. New York time. Trading on the AMEX typically closes at 4:15 p.m. New York time. US12OF uses the NYMEX closing price (determined at the earlier of the close of that exchange or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other US12OF investments, including ICE Futures or other futures contracts, as of the earlier of the close of the NYSE or 4:00 p.m. New York time.

Management’s Discussion of Results of Operation and the Crude Oil Market

Results of Operations.  On December 6, 2007, US12OF listed its units on the AMEX under the ticker symbol “USL.” On that day US12OF established its initial offering price at $50.00 per unit and issued 300,000 units to the initial Authorized Purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $15,000,000 in cash. As of December 31, 2007, US12OF had issued 400,000 units, 400,000 of which were outstanding.

As of December 31, 2007, the total unrealized gain on crude oil Futures Contracts owned or held on that day was $1,525,370 and US12OF established cash deposits that were equal to $20,173,384. The majority of those cash assets were held in overnight deposits at US12OF’s Custodian, while less than 10% of the cash balance was held as margin deposits with the futures commission merchant for the Futures Contracts purchased. The ending per unit NAV on December 31, 2007 was $54.23.

Portfolio Expenses. US12OF’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees and the fees and expenses of the independent directors of the General Partner. US12OF pays the General Partner a management fee of 0.60% of NAV on all of its net assets.

US12OF pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. For the period ended December 31, 2007, US12OF incurred $0 in ongoing registration fees and other offering expenses. US12OF is responsible for paying the fees and expenses, including directors' and officers' liability insurance, of the independent directors of the General Partner who are also audit committee members. US12OF shares these fees with USOF and USNG based on the relative assets of each fund computed on a daily basis. These fees for calendar year 2007 amounted to a total of $286,000 for all three funds.

US12OF also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil Related Investments or Treasuries. During 2007, total commissions paid amounted to $892. Prior to the initial offering of its units, US12OF had estimated that its annual level of such commissions was expected to be 0.13% of total net assets. As an annualized percentage of total net assets, the figure for 2007 represents approximately 0.06% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Interest Income. Unlike some alternative investment funds, US12OF does not borrow money in order to obtain leverage, so US12OF does not incur any interest expense.  Rather, US12OF’s margin deposits are maintained in Treasuries and cash and interest is earned on 100% of US12OF’s available assets, which include unrealized profits credited to US12OF’s accounts.

Tracking US12OF’s Benchmark. US12OF seeks to manage its portfolio such that changes in its average daily NAV, on a percentage basis, closely track changes in the average of the daily prices of the Benchmark Futures Contracts, also on a percentage basis. Specifically, US12OF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in the NAV is within a range of 90% to 110% (0.9 to 1.1), of the average daily change of the Benchmark Futures Contracts. As an example, if the average daily movement of the average of the prices of the Benchmark Futures Contracts for a particular 30-day time period was 0.5% per day, US12OF management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). US12OF’s portfolio management goals do not include trying to make the nominal price of US12OF’s NAV equal to the average of the nominal prices of the current Benchmark Futures Contracts or the spot price for crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed crude oil Futures Contracts.

Since US12OF commenced operations in December of 2007, it did not have 30 valuation days from its inception date to December 31, 2007. However, since inception, the simple average daily change in the Benchmark Futures Contracts was 0.480%, while the simple average daily change in the NAV of US12OF over the same time period was 0.489%. The average daily difference was 0.009% (or 0.9 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contracts, the average error in daily tracking by the NAV was 2.65%, meaning that over this time period US12OF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Daily Movement in Percentage terms of US12OF's NAV versus the Benchmark Contracts
(since inception 12/5/07to 12/31/07)

Since the offering of US12OF units to the public on December 6, 2007 to December 31, 2007, the simple average daily change in the Benchmark Futures Contracts was 0.489%, while the simple average daily change in the NAV of US12OF over the same time period was 0.480%. The average daily difference was 0.009% (or 0.9 basis point, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contracts, the average error in daily tracking by the NAV was 2.65%, meaning that over this time period US12OF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

There are currently three factors that have impacted, during the latest period, or are most likely to impact, US12OF’s ability to accurately track its Benchmark Futures Contracts.

First, US12OF may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day in which US12OF executes the trade. In that case, US12OF may get a price that is higher, or lower, than that of the Benchmark Futures Contracts, which, could cause the changes in the daily NAV of US12OF to either be too high or too low relative to the changes in the daily benchmark. In 2007, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sales of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for US12OF to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact US12OF’s attempt to track its benchmark over time.

Second, US12OF earns interest on its cash, cash equivalents and Treasury holdings. US12OF is not required to distribute any portion of its income to its unitholders and did not make any distribution to unitholders in 2007. Interest payments, and any other income, were retained within the portfolio and added to US12OF’s NAV. When this income exceeds the level of US12OF’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), US12OF will realize a net yield that will tend to cause daily changes in the NAV of US12OF to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. During 2007, US12OF earned, on an annualized basis, approximately 3.41% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.06% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.24% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately 2.51% and affected US12OF’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. If short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error would become a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contracts.

Third, US12OF may hold Other Crude Oil Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts' total return movements. In that case, the error in tracking the benchmark could result in daily changes in the NAV of US12OF that are either too high, or too low, relative to the daily changes in the benchmark. During the period from December 6, 2007 to Decemeber 31, 2007, US12OF did not hold any Other Crude Oil Related Investments. However, there can be no assurance that in future quarters US12OF will not make use of such Other Crude Oil Related Investments.

During the period from December 6, 2007 to December 31, 2007, the average prices of front 12 month contracts rose from near the $88.35 level to approximately the $93.28 level. The prices of front month contracts were also higher than the price of second or third month contracts for most of this time period.

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

An alternative way to view the same data is to subtract the dollar price of the front month contract from the average dollar price of the front 12 month contracts. If the resulting number is a positive number, then the front month price is higher than the average price of the front 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, than the front month price is lower than the average price of the front 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the front month price from the average price of the front 12 month contracts for the 10 year period between 1998 and 2007.

A hypothetical investment in a portfolio that involved owning only the front month contract would produce a different result than a hypothetical investment in a portfolio that owned an equal number of each of the front 12 month’s worth of contracts. Generally speaking, when the crude oil futures market is in backwardation, the front month only portfolio would tend to have a higher total return than the 12 month portfolio. Conversely, if the crude oil futures market was in contango, the portfolio containing 12 months worth of contracts would tend to outperform the front month only portfolio. The chart below shows the hypothetical results of owning a portfolio consisting of the front month contract versus a portfolio containing the front 12 month’s worth of contracts. In this example, each month the front month only portfolio would sell the front month contract at expiration and buy the next month out contract. The portfolio holding an equal number of the front 12 month’s worth of contracts would sell the front month contract at expiration and replace it with the contract that becomes the new twelfth month contract.

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

Periods of backwardation and contango do not meaningfully impact US12OF’s investment objective of having percentage changes in its per unit NAV track percentage changes in the price of the Benchmark Futures Contracts since the impact of backwardation and contango tended to equally impact the percentage changes in price of both US12OF’s units and the Benchmark Futures Contracts. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

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

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. US12OF's application of these policies involves judgments and actual results may differ from the estimates used.

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

US12OF currently generates cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on Treasuries, cash and/or cash equivalents. US12OF has allocated substantially all of its net assets to trading in crude oil interests. A significant portion of the NAV was held in cash and cash equivalents that were used as margin for US12OF's trading in Crude Oil Interests. The percentage that Treasuries will bear to the total net assets vary from period to period as the market values of the crude oil interests change. The balance of the net assets is held in US12OF's Futures Contracts and Other Crude Oil Related Investments trading account. Interest earned on US12OF's interest bearing-funds is paid to US12OF.

US12OF's investment in crude oil interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in Futures Contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of an Futures Contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken or liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent US12OF from promptly liquidating its positions in Futures Contracts. During the period from December 6, 2007 to December 31, 2007, US12OF was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, US12OF cannot predict whether such an event may occur in the future.

To date, all of US12OF's expenses, including its organizational and offering expenses relating to the initial offering of its units, have been paid by the General Partner. Fees and expenses associated with the registration of units with the SEC subsequent to the initial offering have been borne by US12OF. In addition, fees and expenses (including directors' and officers' liability insurance) of the independent directors of the General Partner, the management fee paid to the General Partner, brokerage fees and licensing fees will be paid directly by US12OF. If the General Partner and US12OF are unsuccessful in raising sufficient funds to cover US12OF's expenses or in locating any other source of funding, US12OF will terminate and investors may lose all or part of their investment.

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

UBS Securities LLC, US12OF's commodity broker, or any other broker that may be retained by US12OF in the future, when acting as US12OF's futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to US12OF, all assets of US12OF relating to domestic Futures Contracts trading. A futures commission merchant is not allowed to commingle US12OF's assets with its other assets. In addition, the CFTC requires commodity brokers to hold in a secure account the US12OF assets related to foreign Futures Contracts trading.

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

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, US12OF requires liquidity to redeem units, which redemptions must be in blocks of 100,000 units called Redemption Baskets. US12OF has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of units being redeemed.

Contractual Obligations

US12OF's primary contractual obligations are with the General Partner. In return for its services, the General Partner is entitled to a management fee calculated as a fixed percentage of US12OF's NAV, currently 0.60% of NAV for its average net assets.

The General Partner agreed to pay the start-up costs associated with the formation of US12OF, primarily its legal, accounting and other costs in connection with its contracts with service providers and its registration with the SEC and other regulatory filings in connection with the initial public offering of the units, and the registration fees paid to the SEC, FINRA and the AMEX in connection with such offering. The General Partner agreed to pay the fees of the custodian and transfer agent, BBH&Co., as well as BBH&Co.’s fees for performing administrative services, including in connection with US12OF’s preparation of its financial statements and its SEC and CFTC reports.

In addition to the General Partner’s management fee, US12OF pays its brokerage fees (including fees to the futures commission merchant), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, registration and, subsequent to the initial offering, the fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of the units, tax accounting and reporting fees, as well as the legal, printing, accounting, and other expenses associated therewith, and extraordinary expenses. The latter are expenses not in the ordinary course of US12OF's business, including the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to the futures commission merchant are on a contract-by-contract, or round turn, basis.  In addition, US12OF pays a portion of the fees and expenses of the independent directors of the General Partner.  See Note 3 to the Notes to Statement of Financial Condition.

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods as US12OF’s net asset values and trading levels to meet its investment objectives will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of US12OF’s existence. Either party may terminate these agreements earlier for certain reasons listed in the agreements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Over-the-Counter Derivatives (Including Spreads and Straddles)

In the future, US12OF may purchase over-the-counter contracts. Unlike most of the exchange-traded oil futures contracts or exchange-traded options on such futures, each party to over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

Some oil-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants. Other oil-based derivatives have highly customized terms and conditions and are not as widely available. Many of these over-the-counter contracts are cash-settled forwards for the future delivery of oil- or petroleum-based fuels that have terms similar to the Futures Contracts. Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the spot price of the crude oil, forward crude oil prices or crude oil futures prices. For example, US12OF may enter into over-the-counter derivative contracts whose value will be tied to changes in the difference between the spot price of light, sweet crude oil, the price of Futures Contracts traded on NYMEX and the prices of other Futures Contracts that may be invested in by US12OF.

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

US12OF may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Benchmark Oil Futures Contract. US12OF would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months. The effect of holding such combined positions is to adjust the sensitivity of US12OF to changes in the price relationship between futures contracts which will expire sooner and those that will expire later. US12OF would use such a spread if the General Partner felt that taking such long and short positions, when combined with the rest of its holdings, would more closely track the investment goals of US12OF, or the General Partner felt if it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in oil prices. US12OF would enter into a straddle when it chooses to take an option position consisting of a long (or short) position in both a call option and put option. The economic effect of holding certain combinations of put options and call options can be very similar to that of owning the underlying futures contracts. US12OF would make use of such a straddle approach if, in the opinion of the General Partner, the resulting combination would more closely track the investment goals of US12OF or if it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in oil prices.

During the period from December 6, 2007 to December 31, 2007, US12OF did not employ any hedging methods since all of its investments were made over an exchange. Therefore, US12OF was not exposed to counterparty risk.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Partners of
United States 12 Month Oil Fund, LP

We have audited the accompanying statement of financial condition of United States 12 Month Oil Fund, LP, (the “Fund”) as of December 31, 2007, including the condensed schedule of investments as of December 31, 2007, and the related statements of operations, changes in partners’ capital and cash flows for the period from June 27, 2007 (inception) to December 31, 2007. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States 12 Month Oil Fund, LP as of December 31, 2007, and the results of its operations and its cash flows for the period from June 27, 2007 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ SPICER JEFFRIES LLP

Greenwood Village, Colorado
March 20, 2008

United States 12 Month Oil Fund, LP
Statement of Financial Condition
At December 31, 2007

December 31, 2007
Assets
Cash and cash equivalents	$18,174,276
Equity in UBS Securities LLC trading accounts:
Cash	1,999,108
Unrealized gain on open commodity futures contracts	1,525,370
Interest receivable	4,994

Total assets	$21,703,748

Liabilities and Partners' Capital
General Partner management fees (Note 3)	$8,790
Accrued tax reporting costs	2,600
Other liabilities	879

Total liabilities	12,269

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-
Limited Partners	21,691,479
Total Partners' Capital	21,691,479

Total liabilities and partners' capital	$21,703,748

Limited Partners' units outstanding, December 31, 2007	400,000
Net asset value per unit, (inception) June 27, 2007	$0.00
Net asset value per unit (commencement of operations, December 6, 2007)	$50.00
Net asset value per unit, December 31, 2007	$54.23
Market value per unit, December 31, 2007	$53.88

See accompanying notes to financial statements.

United States 12 Month Oil Fund, LP
Condensed Schedule of Investments
At December 31, 2007

Open Futures Contracts
		Gain on Open
	Number of	Commodity	% of Partners'
	Contracts	Contracts	Capital
United States Contracts
Crude Oil Futures contracts, expires February 2008	19	$151,860	0.70
Crude Oil Futures contracts, expires March 2008	20	161,850	0.74
Crude Oil Futures contracts, expires April 2008	19	148,020	0.68
Crude Oil Futures contracts, expires May 2008	20	149,550	0.69
Crude Oil Futures contracts, expires June 2008	19	134,150	0.62
Crude Oil Futures contracts, expires July 2008	19	129,490	0.60
Crude Oil Futures contracts, expires August 2008	19	121,220	0.56
Crude Oil Futures contracts, expires September 2008	20	121,400	0.56
Crude Oil Futures contracts, expires October 2008	19	108,700	0.50
Crude Oil Futures contracts, expires November 2008	20	108,700	0.50
Crude Oil Futures contracts, expires December 2008	19	96,840	0.45
Crude Oil Futures contracts, expires January 2009	19	93,590	0.43
	232	$1,525,370	7.03

Cash	18,174,276	83.78
Total cash and cash equivalents	18,174,276	83.78

Cash on deposit with broker	1,999,108	9.22
Liabilities, less receivables	(7,275)	(0.03)
Total Partners' Capital	$21,691,479	100.00

See accompanying notes to financial statements.

United States 12 Month Oil Fund, LP
Statement of Operations
For the period from June 27, 2007 (inception) to December 31, 2007

Period from
June 27, 2007 to
December 31, 2007

Income
Gains on trading of commodity futures contracts:
Change in unrealized gains on open positions	$1,525,370
Interest income	49,954
Other income	2,000

Total income	1,577,324

Expenses
General Partner management fees (Note 3)	8,790
Brokerage commissions	892
Other expenses	3,479

Total expenses	13,161

Net income	$1,564,163
Net income per limited partnership unit	$4.23
Net income per weighted average limited partnership unit	$3.98
Weighted average limited partnership units outstanding	392,593

See accompanying notes to financial statements.

United States 12 Month Oil Fund, LP
Statement of Changes in Partners' Capital
For the period from June 27, 2007 (inception) to December 31, 2007

	General Partner	Limited Partners	Total

Balances, at Inception, June 27, 2007	$-	$-	$-
Initial contribution of capital	20	980	1,000

Addition of 400,000 partnership units	-	20,127,316	20,127,316
Redemption of initial General Partner and Limited Partner investment	(20)	(980)	(1,000)
Net income	-	1,564,163	1,564,163

Balances, at December 31, 2007	$-	$21,691,479	$21,691,479

Net Asset Value Per Unit
At July 27, 2007 (inception)	$0.00
At December 6, 2007 (commencement of operations)	$50.00
At December 31, 2007	$54.23

See accompanying notes to financial statements.

United States 12 Month Oil Fund, LP
Statement of Cash Flows
Period from June 27, 2007 (inception) to December 31, 2007

Period from
June 27, 2007 to
December 31, 2007

Cash Flows from Operating Activities:
Net income	$1,564,163
Adjustments to reconcile net income to net cash used in operating activities:
Increase in commodity futures trading account - cash	(1,999,108)
Unrealized gains on futures contracts	(1,525,370)
Increase in interest receivable and other assets	(4,994)
Increase in management fees payable	8,790
Increase in other liabilities	3,479
Net cash used in operating activities	(1,953,040)

Cash Flows from Financing Activities:
Subscription of partnership units and initial contribution	20,128,316
Redemption of initial General Partner and Limited Partner investment	(1,000)

Net cash provided by financing activities	20,127,316

Net Increase in Cash and Cash Equivalents	18,174,276

Cash and Cash Equivalents, beginning of period	-
Cash and Cash Equivalents, end of period	$18,174,276

See accompanying notes to financial statements.

United States 12 Month Oil Fund, LP
Notes to Financial Statements
For the period ended December 31, 2007

NOTE 1 - ORGANIZATION AND BUSINESS

United States 12 Month Oil Fund, LP ("US12OF"), was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007. US12OF is a commodity pool that issues units that may be purchased and sold on the American Stock Exchange (the "AMEX"). US12OF will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of December 4, 2007 (the "LP Agreement"). The investment objective of US12OF is for the changes in percentage terms of its net asset value to reflect the changes in percentage terms of the price of crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of the 12 futures contracts on crude oil as traded on the New York Mercantile Exchange (the "NYMEX"), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months' contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following 11 consecutive months, less US12OF's expenses. US12OF will accomplish its objectives through investments in futures contracts for light, sweet crude oil, and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, "Futures Contracts") and other oil-related investments such as cash-settled options on Futures Contracts, forward contracts for oil, and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, "Other Crude Oil Related Investments"). As of December 31, 2007, US12OF held 232 Futures Contracts traded on the NYMEX.

US12OF commenced operations on December 6, 2007 and has a fiscal year ending on December 31. Victoria Bay Asset Management, LLC (the "General Partner") and an affiliate of the General Partner were the initial general partner and limited partner contributing $20 and $980, respectively. When US12OF commenced operations, they redeemed their initial investment. The General Partner of US12OF is responsible for the management of US12OF. The General Partner is a member of the National Futures Association (the "NFA") and became a commodity pool operator with the Commodity Futures Trading Commission effective December 1, 2005. The General Partner is also the general partner of United States Oil Fund, LP ("USOF"), United States Natural Gas Fund, LP ("USNG") and United States Gasoline Fund, LP ("USG") which listed their units on the AMEX under the ticker symbols "USO" on April 10, 2006, "UNG" on April 18, 2007 and "UGA" on February 26, 2008, respectively.

US12OF issues limited partnership interests ("units") to certain authorized purchasers ("Authorized Purchasers") by offering baskets consisting of 100,000 units ("Creation Baskets") through ALPS Distributors, Inc. (the "Marketing Agent"). The purchase price for a Creation Basket is based upon the net asset value of a unit determined as of 4:00 p.m. New York time on the day the order to create the basket is properly received. In addition, Authorized Purchasers pay US12OF a $1,000 fee for each order to create one or more Creation Baskets. Units can be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket. Units purchased or sold on a nationally recognized securities exchange are not made at the net asset value of US12OF but rather at market prices quoted on such exchange.

In November 2007, US12OF initially registered 11,000,000 units on Form S-1 with the Securities and Exchange Commission (the "SEC"). On December 6, 2007, US12OF listed its units on the AMEX under the ticker symbol “USL”. On that day, US12OF established its initial net asset value by setting the price at $50.00 per unit and issued 300,000 units in exchange for $15,000,000. The initial offering price of the initial Creation Basket was based on the closing price of the near month Futures Contracts as traded and reported on the NYMEX on the last business day prior to the effective date of US12OF's initial registration statement filed on Form S-1. As of December 31, 2007, US12OF had registered a total of 11,000,000 units. US12OF also commenced investment operations on December 6, 2007 by purchasing Futures Contracts traded on the NYMEX based on light, sweet crude oil.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statement of financial condition and are the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statement of operations. The Fund earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the 90-day Treasury bill rate. In addition, US12OF earns interest on funds held at the custodian at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

US12OF is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

Additions and Redemptions

Authorized Purchasers may purchase Creation Baskets from US12OF as of the beginning of each business day based upon the prior day's net asset value. Authorized Purchasers may redeem units from US12OF only in blocks of 100,000 units called “Redemption Baskets”. The amount of the redemption proceeds for a Redemption Basket will be equal to the net asset value of the units in the Redemption Basket determined as of 4:00 p.m. New York time on the day the order to redeem the basket is properly received.

US12OF receives or pays the proceeds from units sold or redeemed one business day after the trade-date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in US12OF's statement of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of US12OF in proportion to the number of units each partner holds as of the close of each month. The General Partner may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

Calculation of Net Asset Value

US12OF calculates net asset value on each trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units issued and outstanding. US12OF uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net loss per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at December 31, 2007.

Offering Costs

Offering costs incurred in connection with the registration of additional units after the initial registration of units are borne by US12OF. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated therewith. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight line basis or a shorter period if warranted.

Cash Equivalents

Cash and cash equivalents include money market portfolios and overnight time deposits with original maturity dates of three months or less.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires US12OF’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

NOTE 3 - FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

General Partner Management Fee

Under the LP Agreement, the General Partner is responsible for investing the assets of US12OF in accordance with the objectives and policies of US12OF. In addition, the General Partner has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to US12OF. For these services, US12OF is contractually obligated to pay the General Partner a fee, which is paid monthly and based on average daily net assets, that is equal to 0.60% per annum on average net assets.

Ongoing Registration Fees and Other Offering Expenses

US12OF pays all costs and expenses associated with the ongoing registration of units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the period from June 27, 2007 to December 31, 2007, US12OF incurred $0 in registration fees and other offering expenses. The General Partner incurred $350,639 in initial registration  fees and other offering expenses on behalf of US12OF during this period.

Director's Fees

US12OF is responsible for paying the fees and expenses, including directors' and officers' liability insurance, of the independent directors of the General Partner who are also audit committee members. US12OF shares these fees with USOF, USG and USNG based on the relative assets of each fund, computed on a daily basis. These fees for calendar year 2007 amounted to a total of $286,000 for all of the funds.

Investor Tax Reporting Cost

The fees and expenses associated with US12OF's tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which are borne by the General Partner, are paid by US12OF. These costs are estimated to be $25,000 for the period ended December 31, 2007.

Other Expenses and Fees

In addition to the fees described above, US12OF pays all brokerage fees, taxes and other expenses in connection with the operation of US12OF, excluding costs and expenses paid by the General Partner as outlined in Note 4.

NOTE 4 - CONTRACTS AND AGREEMENTS

US12OF is party to a marketing agent agreement, dated as of November 13, 2007, with the Marketing Agent, whereby the Marketing Agent provides certain marketing services for US12OF as outlined in the agreement. The fees of the Marketing Agent, which are borne by the General Partner, are equal to 0.06% on US12OF's assets up to $3 billion; and 0.04% on US12OF's assets in excess of $3 billion.

The above fees do not include the following expenses, which are also borne by the General Partner: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

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

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, the greater of a minimum of $125,000 annually or an asset-based charge of (a) 0.06% for the first $500 million of US12OF's, USOF's, USNG's and USG's combined net assets, (b) 0.0465% for US12OF's, USOF's, USNG's and USG's combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% for USOF's, USNG's, US12OF's and USG's combined net assets in excess of $1 billion. The General Partner also pays a $25,000 annual fee for the transfer agency services and transaction fees ranging from $7.00 to $15.00 per transaction.

US12OF invests primarily in Futures Contracts traded on the NYMEX. On January 16, 2008, US12OF and the NYMEX entered into a license agreement whereby US12OF was granted a non-exclusive license to use certain of the NYMEX's settlement prices and service marks. The agreement has an effective date of December 4, 2007 with respect to US12OF. Under the license agreement, US12OF and the affiliated funds managed by the General Partner pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3.

US12OF expressly disclaims any association with the NYMEX or endorsement of US12OF by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

US12OF has entered into a brokerage agreement with UBS Securities LLC ("UBS Securities"). The agreement requires UBS Securities to provide services to US12OF in connection with the purchase and sale of Futures Contracts and Other Crude Oil Related Investments that may be purchased and sold by or through UBS Securities for US12OF's account. The agreement provides that UBS Securities charge US12OF commissions of approximately $7 per round-turn trade, plus applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts.

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

All of the contracts currently traded by US12OF are exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, US12OF must rely solely on the credit of their respective individual counterparties. However, in the future, if US12OF were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any. US12OF also has credit risk since the sole counterparty to all domestic and foreign futures contracts is the exchange on which the relevant contracts are traded. In addition, US12OF bears the risk of financial failure by the clearing broker.

The purchase and sale of futures and options on futures contracts require margin deposits with a futures commission merchant. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures commission merchant to segregate all customer transactions and assets from the futures commission merchant’s proprietary activities.

US12OF’s cash and other property, such as U.S. Treasury Bills, deposited with a futures commission merchant are considered commingled with all other customer funds subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

US12OF invests its cash in money market funds that seek to maintain a stable net asset value. US12OF is exposed to any risk of loss associated with an investment in these money market funds. As of December 31, 2007, US12OF had deposits in domestic and foreign financial institutions in the amount of $20,173,384. This amount is subject to loss should these institutions cease operations.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, US12OF is exposed to a market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short. As both a buyer and a seller of options, US12OF pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.

US12OF’s policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, US12OF has a policy of requiring review of the credit standing of each broker or counterparty with which it conducts business.

The financial instruments held by US12OF are reported in its condensed statement of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

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

Preliminarily, USOF's management is of the view that the structure and operations of USOF and its affiliated commodity pools do not infringe these patents. USOF is also in the process of reviewing prior art (prior structures and operations of similar investment vehicles) that may invalidate one or more of the claims in these patents. In addition, USOF has retained patent counsel to advise it on these matters and is in the process of obtaining their opinions regarding the non-infringement of each of these patents by USOF and/or the patents' invalidity based on prior art. If the patents were alleged to apply to USOF's structure and/or operations, and are found by a court to be valid and infringed, Goldman Sachs may be awarded significant monetary damages and/or injunctive relief. See “US12OF's Operating Risks — Third parties may infringe upon or otherwise violate intellectual property rights or assert that the General Partner has infringed or otherwise violated their intellectual property rights, which may result in significant costs and diverted attention.”

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the period from December 6, 2007 (commencement of operations) to December 31, 2007 for the limited partners. This information has been derived from information presented in the condensed financial statements.

December 6, 2007
(commencement of
operations) to
December 31, 2007

Per Unit Operating Performance:

Net asset value, commencement of operations	$50.00
Total income	4.26
Total expenses	(0.03)
Net increase in net asset value	4.23
Net asset value, end of period	$54.23

Total Return	8.46%

Ratios to Average Net Assets (annualized)
Total income	107.67%
Expenses excluding management fees	(0.30)%
Management fees	(0.60)%
Net income	106.77%

Total returns are calculated based on the change in value during the period. An individual limited partner’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from US12OF.

NOTE 7 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2007.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2007	2007	2007	2007
Total Income	$-	$-	$-	$1,577,324
Total Expenses	-	-	-	13,161
Net Income	$-	$-	$-	$1,564,163
Net Income per limited partner unit	$-	$-	$-	$4.23

NOTE 8 - SUBSEQUENT EVENTS

Licensing Fees

As discussed in Note 4, US12OF entered into a licensing agreement with the NYMEX on January 16, 2008. The agreement has an effective date of December 4, 2007 with respect to US12OF. Pursuant to the agreement, US12OF and the affiliated funds managed by the General Partner will pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. Since inception, US12OF has incurred $540 under this arrangement.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures.

US12OF maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in US12OF’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

The duly appointed officers of the General Partner, including its chief executive officer and chief financial officer who perform functions equivalent to those of a principal executive officer and principal financial officer of US12OF if US12OF had any officers, have evaluated the effectiveness of US12OF’s disclosure controls and procedures and have concluded that the disclosure controls and procedures of US12OF have been effective as of the end of the period covered by this annual report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of Registered Public Accounting Firm.

This annual report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of US12OF's registered public accounting firm due to a transistion period established by the rules of the SEC for newly public companies.

Change in Internal Control Over Financial Reporting.

There were no changes in US12OF’s internal control over financial reporting during US12OF’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, US12OF’s internal control over financial reporting.

Item 9B.	Other Information.

Monthly Account Statements.

Pursuant to the requirement under part 4.22 of the CEA, each month US12OF publishes an account statement for its unitholders, which includes a Statement of Income (Loss) and a Statement of Changes in NAV. The account statement is filed with the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on US12OF's website at www.unitedstates12monthoilfund.com.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Messrs. Gerber and Mah also serve as executive officers of the General Partner. US12OF has no executive officers. Its affairs are generally managed by the General Partner. The following individuals serve as Management Directors of the General Partner.

Nicholas Gerber has been the President and CEO of the General Partner since June 9, 2005 and a Management Director of the General Partner since May 10, 2005. He maintains his main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502. Mr. Gerber acts as a portfolio manager for US12OF, USOF, USNG and USG. Mr. Gerber will act as a portfolio manager for USHO and US12NG. He registered with the NFA as a Principal of the General Partner in November 2005, and as an Associated Person of the General Partner in December 2005. Currently, Mr. Gerber manages US12OF, USOF, USNG and USG. He will also manage USHO and US12NG. Mr. Gerber has also served as Vice President/Chief Investment Officer of Lyon’s Gate Reinsurance Company, Ltd. since June of 2003. Mr. Gerber has an extensive background in securities portfolio management and in developing investment funds that make use of indexing and futures contracts. He is also the founder of Ameristock Corporation, a California-based investment adviser registered under the Advisers Act, that has been sponsoring and providing portfolio management services to mutual funds since 1995. Since 1995, Mr. Gerber has been the portfolio manager of the Ameristock Mutual Fund, Inc. a mutual fund registered under the 1940 Act, focused on large cap U.S. equities that currently has approximately $482 million in assets. He has also been a Trustee for the Ameristock ETF Trust since June 2006, and a portfolio manager for the Ameristock/Ryan 1 Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF since June 2007. In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Prior to managing Ameristock Mutual Fund Inc., Mr. Gerber served as a portfolio manager with Bank of America Capital Management. While there he was responsible for the daily stewardship of four funds with a combined value in excess of $240 million. At Bank of America Capital Management, Mr. Gerber worked extensively in the development and managing of mutual funds and institutional accounts that were designed to track assorted equity market indices such as the Standard & Poor’s 500 and the Standard & Poor’s Midcap 400. Before joining Bank of America, he was managing director and founder of the Marc Stevens Futures Index Fund, a fund that combined the use of commodity futures with equity stock index futures. The futures index fund was a commodity pool and Mr. Gerber was the CPO. It was ultimately purchased by Newport Commodities. Mr. Gerber’s two decades of experience in institutional investment include a period of employment as a floor trader on the NYMEX. Mr. Gerber has passed the Series 3 examination for associated persons. He holds an MBA in finance from the University of San Francisco and a BA from Skidmore College. Mr. Gerber is 45 years old.

Howard Mah has been a Management Director of the General Partner since May 10, 2005, Secretary of the General Partner since June 9, 2005, and Chief Financial Officer of the General Partner since May 23, 2006. In these roles, Mr. Mah is currently involved in the management of US12OF, USOF, USNG and USG and will be involved in the management of USHO and US12NG. Mr. Mah also serves as the General Partner’s Chief Compliance Officer. He received a Bachelor of Education from the University of Alberta, in 1986 and an MBA from the University of San Francisco in 1988. He has been Secretary and Chief Compliance Officer of the Ameristock ETF Trust since February 2007, Compliance Officer of Ameristock Corporation since 2001, a tax & finance consultant in private practice since 1995, Secretary of Ameristock Mutual Fund since 1995 and Ameristock Focused Value Fund from December 2000 to January 2005, Chief Compliance Officer of Ameristock Mutual Fund since 2004 and the Co-Portfolio Manager of the Ameristock Focused Value Fund from December 2000 to January 2005. Mr. Mah is 43 years old.

Andrew F. Ngim has been a Management Director of the General Partner since May 10, 2005 and Treasurer of the General Partner since June 9, 2005. As Treasurer of the General Partner, Mr. Ngim is currently involved in the management of US12OF, USOF, USNG and USG and will be involved in the management of USHO and US12NG. He received a Bachelor of Arts from the University of California at Berkeley in 1983. Mr. Ngim has been the Managing Director and co-portfolio manager of Ameristock Corporation since 1999, Trustee of the Ameristock ETF Trust since February 2007, and a portfolio manager for the Ameristock/Ryan 1 Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF since June 2007. He was the co-portfolio manager of the Ameristock Large Company Growth Fund from December 2000 to June 2002 and a Benefits Consultant with PricewaterhouseCoopers from 1994 to 1999. Mr. Ngim is 47 years old.

Robert L. Nguyen has been a Management Director of the General Partner since May 10, 2005. As a Management Director of the General Partner, Mr. Nguyen is currently involved on the management of US12OF, USOF, USNG and USG and will be involved in the management of USHO and US12NG. He received a Bachelor of Science from California State University Sacramento in 1981. Mr. Nguyen has been the Managing Principal of Ameristock Corporation since 2000. He was Co-Portfolio Manager of the Ameristock Large Company Growth Fund from December 2000 to June 2002 and Institutional Specialist with Charles Schwab & Company Inc. from 1995 to 1999. Mr. Nguyen is 48 years old.

The following individuals provide significant services to US12OF but are employed by the entities noted below.

John P. Love acts as the Portfolio Operations Manager for US12OF, USOF, USNG and USG and is expected to be the Portfolio Operations Manager for USHO and US12NG. Mr. Love is also employed by the General Partner. Mr. Love has served as the operations manager of Ameristock Corporation since 2002, where he was responsible for back office and marketing activities for the Ameristock Mutual Fund and Ameristock Focused Value Fund and for the firm in general. From 1993 to September 2002, Mr. Love was a project manager and managing director for IT and interactive media development firms, including TouchVision Interactive and Digital Boardwalk Inc. providing leadership to project teams from pre-contract through deployment, while assisting with business and process development. As the managing director of Jamison/Gold (Keane Interactive), he provided leadership to all departments including operations, production, technology, sales, marketing, administration, recruiting, and finance. Mr. Love holds a Series 3 license and is registered with the NFA as an Associated Person of the General Partner. He holds a BFA in cinema-television from the University of Southern California. Mr. Love is 36 years old.

John T. Hyland, CFA acts as a Portfolio Manager and as the Chief Investment Officer for the General Partner. Mr. Hyland is employed by the General Partner. He registered with the NFA as an Associated Person of the General Partner in December 2005, and as a Principal of the General Partner in January 2006. Mr. Hyland became the Portfolio Manager for USOF, USNG, US12OF and USG in April 2006, March 2007, June 2007 and April 2007, respectively, and as Chief Investment Officer of the General Partner, acts in such capacity on behalf of USOF, USNG, US12OF and USG.  He is also expected to become the Portfolio Manager for USHO and US12NG. As part of his responsibilities for US12OF, USOF, USNG and USG, Mr. Hyland handles day-to-day trading, helps set investment policies, and oversees US12OF’s, USOF’s, USNG’s and USG's activities with its futures commission brokers, custodian-administrator, and marketing agent. Mr. Hyland has an extensive background in portfolio management and research with both equity and fixed income securities, as well as in the development of new types of complex investment funds. In July 2001, Mr. Hyland founded Towerhouse Capital Management, LLC, a firm that provides portfolio management and new fund development expertise to non-U.S. institutional investors. Mr. Hyland has been, and remains, a Principal and Portfolio Manager for Towerhouse. From July 2001 to January 2002, Mr. Hyland was the Director of Global Property Securities Research for Roulac International, where he worked on the development of a hedge fund focused on global real estate stocks. From 1996 through 2001, Mr. Hyland was the Director of Securities Research and Portfolio Manager for the capital markets division of CB Richard Ellis, a global commercial real estate services firm. His division provided portfolio management of equities as an advisor or sub-advisor for mutual funds and separate accounts focused on real estate investment trusts. In addition, his group conducted research in the area of structured commercial real estate debt (including Commercial Mortgage-Back Securities, or “CMBS”), and lead the creation of one of the earliest re-securitizations of multiple CMBS pool tranches into a Collateralized Debt Obligation vehicle. In the ten years prior to working at CB Richard Ellis, Mr. Hyland had worked as a portfolio manager or financial representative for several other investment firms and mutual funds. Mr. Hyland received his Chartered Financial Analyst (“CFA”) designation in 1994. From 1993 until 2003, Mr. Hyland was on the Board of Directors of the Security Analysts of San Francisco (“SASF”), a not-for-profit organization of investment management professionals. He served as the president of the SASF from 2001-2002. Mr. Hyland is a member of the CFA Institute (formerly AIMR). He is also a member of the National Association of Petroleum Investment Analysts, a not-for-profit organization of investment professionals focused on the oil industry. He serves as an arbitrator for FINRA, as part of their dispute resolution program. He is a graduate of the University of California, Berkeley and received a BA in political science/international relations in 1982. Mr. Hyland is 48 years old.

The following individuals serve as independent directors of the General Partner.

Peter M. Robinson has been an Independent Director of the General Partner since September 30, 2005 and, as such, serves on the board of directors of the General Partner, which acts on behalf of US12OF, USOF, USNG and USG and will serve on behalf of US12NG and USHO, if such funds commence operations. Mr. Robinson has been employed as a Research Fellow with the Hoover Institution since 1993. Mr. Robinson graduated from Dartmouth College in 1979 and Oxford University in 1982. Mr. Robinson spent six years in the White House, serving from 1982 to 1983 as chief speechwriter to Vice President George Bush and from 1983 to 1988 as special assistant and speechwriter to President Ronald Reagan. After the White House, Mr. Robinson received an MBA from the Stanford University Graduate School of Business. Mr. Robinson then spent a year in New York City with Fox Television. He spent a second year in Washington, D.C., with the SEC, where he served as the director of the Office of Public Affairs, Policy Evaluation, and Research. Mr. Robinson has also written three books and has been published in the New York Times, Red Herring, and Forbes ASAP and he is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson is 50 years old.

Gordon L. Ellis has been an Independent Director of the General Partner since September 30, 2005 and, as such, serves on the board of directors of the General Partner, which acts on behalf of US12OF, USOF, USNG and USG and will serve on behalf of US12NG and USHO, if such funds commence operations. Mr. Ellis has been Chairman of International Absorbents, Inc. since July 1988, President and Chief Executive Officer since November 1996 and a Class I Director of the company since July 1985. Mr. Ellis is also a director of Absorption Corp., International Absorbents, Inc.’s wholly-owned subsidiary. Mr. Ellis is a director/trustee of Polymer Solutions, Inc., a former publicly-held company that sold all of its assets effective as of February 3, 2004 and is currently winding down its operations and liquidating following such sale. Mr. Ellis is a professional engineer with an MBA in international finance. Mr. Ellis is 60 years old.

Malcolm R. Fobes III has been an Independent Director of the General Partner since September 30, 2005 and, as such, serves on the board of directors of the General Partner, which acts on behalf of US12OF, USOF, USNG and USG and will serve on behalf of US12NG and USHO, if such funds commence operations. Mr. Fobes is the founder, Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Advisers Act, that has been sponsoring and providing portfolio management services to mutual funds since 1997. Since 1997, Mr. Fobes has been the Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the 1940 Act. Mr. Fobes also serves as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the 1940 Act, which concentrates its investments in the electronic technology industry. From April 2000 to July 2006, Mr. Fobes also served as co-portfolio manager of The Wireless Fund, a mutual fund registered under the 1940 Act, which concentrates its investments in companies engaged in the development, production, or distribution of wireless-related products or services. In these roles, Mr. Fobes has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Fobes was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Prior to forming Berkshire Capital Holdings, Inc., Mr. Fobes was employed by various technology-related companies, including Adobe Systems, Inc., a leading provider of digital publishing and imaging software technologies. Mr. Fobes holds a B.S. degree in Finance and Economics from San Jose State University in California. Mr. Fobes is 43 years old.

The following are individual principals, as that term is defined in CFTC Rule 3.1, for the General Partner: Melinda Gerber, the Gerber Family Trust, Howard Mah, Andrew Ngim, Robert Nguyen, Peter Robinson, Gordon Ellis, Malcolm Fobes, John Love, and John Hyland. These individuals are principals due to their positions, however, Nicholas Gerber and Melinda Gerber are also principals due to their controlling stake in Wainwright. None of the principals owns or has any other beneficial interest in US12OF. Nicholas Gerber and John Hyland make trading and investment decisions for US12OF. Nicholas Gerber, John Love, and John Hyland execute trades on behalf of US12OF. In addition, Nicholas Gerber, John Love, John Hyland and Robert Nguyen are registered with the CFTC as Associated Persons of the General Partner and are associate members of the NFA.

Audit Committee

The General Partner has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes III). The audit committee is governed by an audit committee charter that is posted on US12OF’s website. The Board has not made a determination as to whether any of the members of the audit committee may be considered to be an “Audit Committee Financial Expert” as such term is defined in Item 407(d)(5) of Regulation S-K. However, the Board believes that Messrs. Fobes and Ellis are able to read and understand financial statements and meet the financial sophistication requirements of the AMEX and applicable FINRA rules as they relate to audit committees. As such, given the limited scope of US12OF’s activities and the qualifications and experience of all of the members of the audit committee, the board of directors does not believe it is necessary to designate a member of the audit committee as an “Audit Committee Financial Expert.”

Other Committees

Since the individuals who perform work on behalf of US12OF are not compensated by US12OF, but instead by the General Partner, Ameristock or ALPS Distributors, Inc., US12OF does not have a compensation committee. Similarly, since the Directors noted above serve on the board of directors of the General Partner, there is no nominating committee of the board of directors that acts on behalf of US12OF.

Code of Ethics

The General Partner of US12OF has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and also to US12OF, USOF, USNG, USG, USHO and US12NG.  US12OF has posted the text of the Code of Ethics on its website at www.unitedstates12monthoilfund.com.  US12OF intends to disclose any amendments or waivers to the Code of Ethics applicable to the General Partner’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on its website.  A copy of the Code of Ethics has been filed with the SEC.

Item 11.	Executive Compensation.

Compensation to the General Partner and Other Compensation.

US12OF does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by the General Partner for the work they perform on behalf of US12OF and other entities controlled by the General Partner. US12OF does not reimburse the General Partner, nor does it set the amount or form of any portion of the compensation paid to the executive officers by the General Partner. US12OF pays fees to the General Partner pursuant to the LP Agreement, under which the fund is obligated to pay the General Partner an annualized fee of 0.50% of average daily net assets of US12OF for the first $1,000,000,000 and 0.20% of average daily net assets of US12OF for amounts above $1,000,000,000. For the period from December 6, 2007 to December 31, 2007 US12OF paid the General Partner aggregate fees of $8,790.

Director Compensation

The following table sets forth compensation earned during the period from December 6, 2007 to December 31, 2007, by the Directors of the General Partner.

					Change in
					Pension
					Value and
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Plan	Compensation (1)	Total
Management Directors
Nicholas Gerber	$0	NA	NA	NA	$0	$0	$0
Andrew F. Ngim	$0	NA	NA	NA	$0	$0	$0
Howard Mah	$0	NA	NA	NA	$0	$0	$0
Robert L. Nguyen	$0	NA	NA	NA	$0	$0	$0
Independent Directors
Peter M. Robinson	$0	NA	NA	NA	$0	$89,000	$89,000
Gordon L. Ellis	$0	NA	NA	NA	$0	$88,000	$88,000
Malcolm R. Fobes III	$0	NA	NA	NA	$0	$109,000	$109,000

(1) Payments made under this column represent cash payments made in lieu of directors’ and officers’ insurance coverage. Such payments were made only to the Independent Directors of the General Partner for their service on the boards of USOF, USNG and US12OF.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None of the directors or executive officers of the General Partner, nor the employees of US12OF own any units of US12OF. In addition, US12OF is not aware of any 5% holder of its units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

US12OF has and will continue to have certain relationships with the General Partner and its affiliates. However, there have been no direct financial transactions between US12OF and the directors or officers of the General Partner that have not been disclosed herein. See "Item 11. Executive Compensation" and "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters." Any transaction with a related person that must be disclosed in accordance with SEC Regulation S-K item 404(a), including financial transactions by US12OF with directors or executive officers of the General Partner or holders of beneficial interests in the General Partner or US12OF of more than 5%, will be subject to the provisions regarding "Resolutions of Conflicts of Interest; Standard of Care" as set forth in Section 7.7 of the LP Agreement and will be reviewed and approved by the audit committee of the General Partner.

Item 14.	Principal Accountant Fees and Services.

During the period from December 6, 2007 to December 31, 2007, the General Partner made the following payments to its independent auditors:

2007
Audit fees	$27,500
Audit-related fees	-
Tax fees	-
All other fees	-
$27,500

Audit fees consist of fees paid to Spicer Jeffries LLP for (i) the audit of US12OF’s annual financial statements included in the Annual Report on Form 10-K, and review of financial statements included in the Quarterly Reports on Form 10-Q and filed on US12OF's current reports on Form 8-K; and (ii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings or engagements.

The audit committee has established policies and procedures which are intended to control the services provided by US12OF’s independent auditors and to monitor their continuing independence.  Under these policies and procedures, no audit or permitted non-audit services (including fees and terms thereof), except for the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, may be undertaken by US12OF’s independent auditors unless the engagement is specifically pre-approved by the audit committee.  The audit committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals must be presented to the full audit committee at its next scheduled meeting.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 61.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1*	Form of the Amended and Restated Agreement of Limited Partnership.

3.2*	Certificate of Limited Partnership of the Registrant.

10.1**	Form of Initial Authorized Purchaser Agreement.

10.2**	Form of Marketing Agent Agreement.

10.3**	Form of Custodian Agreement.

10.4**	Form of Administrative Agency Agreement.

10.5***	Amendment to the License Agreement.

14.1***	Code of Ethics.

31.1***	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2***	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1****	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2****	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

*         Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-144348) filed on July 5, 2007.
**   Incorporated by reference to Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-144348) filed on November 16, 2007.
***        Filed herewith.
****      Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

United States 12 Month Oil Fund, LP (Registrant) By: Victoria Bay Asset Management, LLC, its general partner
/s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer of Victoria Bay Asset Management, LLC (Principal executive officer)
DateDate: March 26, 2008

/s/ Howard Mah
Howard Mah
Chief Financial Officer of Victoria Bay Asset Management, LLC (Principal financial and accounting officer)
DateDate: March 26, 2008

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	March 26, 2008
Nicholas D. Gerber

/s/ Howard Mah	Management Director	March 26, 2008
Howard Mah

/s/ Andrew Ngim	Management Director	March 26, 2008
Andrew Ngim

/s/ Robert Nguyen	Management Director	March 26, 2008
Robert Nguyen

/s/ Peter M. Robinson	Independent Director	March 26, 2008
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	March 26, 2008
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	March 26, 2008
Malcolm R. Fobes III