Form 10-Q
period 2008-03-31
United States 12 Month Oil Fund, LP
filed 2008-05-15
CIK 1405528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33859

United States 12 Month Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-0431897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

☐ Yes    ☒ No

UNITED STATES 12 MONTH OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Oil Fund, LP
Condensed Statements of Financial Condition
At March 31, 2008 (Unaudited) and December 31, 2007

	March 31, 2008	December 31, 2007
Assets
Cash and cash equivalents	$7,984,139	$18,174,276
Equity in UBS Securities LLC trading accounts:
Cash	2,429,730	1,999,108
Unrealized gain on open commodity futures contracts	1,261,710	1,525,370
Interest receivable	7,842	4,994

Total assets	$11,683,421	$21,703,748

Liabilities and Partners' Capital
General Partner management fees (Note 3)	$5,487	$8,790
Other liabilities	15,235	3,479

Total liabilities	20,722	12,269

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	11,662,699	21,691,479
Total Partners' Capital	11,662,699	21,691,479

Total liabilities and partners' capital	$11,683,421	$21,703,748

Limited Partners' units outstanding	200,000	400,000
Net asset value per unit	$58.31	$54.23
Market value per unit	$60.30	$53.88

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At March 31, 2008

Open Futures Contracts
	Number of Contracts	Gains (Losses) on Open Commodity Contracts	% of Partners' Capital
United States Contracts
Crude Oil Futures contracts, expires May 2008	10	$138,250	1.19
Crude Oil Futures contracts, expires June 2008	10	127,490	1.09
Crude Oil Futures contracts, expires July 2008	9	120,780	1.04
Crude Oil Futures contracts, expires August 2008	10	130,450	1.12
Crude Oil Futures contracts, expires September 2008	10	128,000	1.10
Crude Oil Futures contracts, expires October 2008	10	125,450	1.08
Crude Oil Futures contracts, expires November 2008	10	122,900	1.05
Crude Oil Futures contracts, expires December 2008	9	107,340	0.92
Crude Oil Futures contracts, expires January 2009	10	119,520	1.02
Crude Oil Futures contracts, expires February 2009	10	56,900	0.49
Crude Oil Futures contracts, expires March 2009	10	112,080	0.96
Crude Oil Futures contracts, expires April 2009	9	(27,450)	(0.24)
	117	$1,261,710	10.82

Cash Equivalents
	Cost	Market Value
United States - Money Market Funds
Goldman Sachs Financial Square Funds - Treasury Instruments Fund	$1,030,477	$1,030,477	8.84
	$1,030,477	1,030,477	8.84

Cash		6,953,662	59.62
Total cash and cash equivalents		7,984,139	68.46

Cash on deposit with broker		2,429,730	20.83
Liabilities, less receivables		(12,880)	(0.11)
Total Partners' Capital		$11,662,699	100.00

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Statement of Operations (Unaudited)
For the three months ended March 31, 2008

Three months ended
March 31, 2008
Income
Gains (losses) on trading of commodity futures contracts:
Realized gains on closed positions	$415,890
Change in unrealized gains (losses) on open positions	(263,660)
Interest income	87,067
Other income	2,000

Total income	241,297

Expenses
General Partner management fees (Note 3)	20,846
Brokerage commissions	1,590
Other expenses	13,537

Total expenses	35,973

Net income	$205,324
Net income per limited partnership unit	$4.08
Net income per weighted average limited partnership unit	$0.82
Weighted average limited partnership units outstanding	250,549

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the three months ended March 31, 2008

	General Partner	Limited Partners	Total

Balances, at December 31, 2007	$-	$21,691,479	$21,691,479
Redemption of 200,000 partnership units	-	(10,234,104)	(10,234,104)
Net income	-	205,324	205,324

Balances, at March 31, 2008	$-	$11,662,699	$11,662,699

Net Asset Value Per Unit
At December 31, 2007	$54.23
At March 31, 2008	$58.31

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Statement of Cash Flows (Unaudited)
For the three months ended March 31, 2008

Three months ended
March 31, 2008
Cash Flows from Operating Activities:
Net income	$205,324
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in commodity futures trading account - cash	(430,622)
Unrealized losses on futures contracts	263,660
Increase in interest receivable	(2,848)
Decrease in management fees payable	(3,303)
Increase in commissions payable	650
Increase in other liabilities	11,106
Net cash provided by operating activities	43,967

Cash Flows from Financing Activities:
Redemption of partnership units	(10,234,104)

Net cash used in financing activities	(10,234,104)

Net Decrease in Cash and Cash Equivalents	(10,190,137)

Cash and Cash Equivalents, beginning of period	18,174,276
Cash and Cash Equivalents, end of period	$7,984,139

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Notes to Condensed Financial Statements
For the period ended March 31, 2008 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

United States 12 Month Oil Fund, LP (“US12OF”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007. US12OF is a commodity pool that issues units that may be purchased and sold on the American Stock Exchange (the “AMEX”). US12OF will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of December 4, 2007 (the “LP Agreement”). The investment objective of US12OF is for the changes in percentage terms of its net asset value to reflect the changes in percentage terms of the price of crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of the 12 futures contracts on crude oil as traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following 11 consecutive months, less US12OF’s expenses. US12OF will accomplish its objective through investments in futures contracts for light, sweet crude oil, and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other oil related investments such as cash-settled options on Futures Contracts, forward contracts for oil and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil Related Investments”). As of March 31, 2008, US12OF held 117 Futures Contracts traded on the NYMEX.

US12OF commenced investment operations on December 6, 2007 and has a fiscal year ending on December 31. Victoria Bay Asset Management, LLC (the “General Partner”) is responsible for the management of US12OF. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator with the Commodity Futures Trading Commission effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States Gasoline Fund, LP (“USG”) and the United States Heating Oil Fund, LP (“USHO”), which listed their units on the AMEX under the ticker symbols ”USO” on April 10, 2006, “UNG” on April 18, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America. The financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the condensed financial statements for the interim period.

US12OF issues limited partnership interests (“units”) to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 100,000 units (“Creation Baskets”) through ALPS Distributors, Inc. (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the net asset value of a unit determined as of 4:00 p.m. New York time on the day the order to create the basket is properly received. In addition, Authorized Purchasers pay US12OF a $1,000 fee for each order to create one or more Creation Baskets. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket. Units purchased or sold on a nationally recognized securities exchange are not made at the net asset value of US12OF but rather at market prices quoted on such exchange.

In November 2007, US12OF initially registered 11,000,000 units on Form S-1 with the SEC. On December 6, 2007, US12OF listed its units on the AMEX under the ticker symbol “USL”. On that day, US12OF established its initial net asset value by setting the price at $50.00 per unit and issued 300,000 units in exchange for $15,000,000. US12OF also commenced investment operations on December 6, 2007 by purchasing Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of March 31, 2008, US12OF had registered a total of 11,000,000 units.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statement of financial condition and in the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statement of operations. US12OF earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the 90-day Treasury bill rate. In addition, US12OF earns interest on funds held at the custodian at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

US12OF is not subject to federal income taxes; each partner reports its allocable share of income, gain, loss deductions or credits on its own income tax return.

Additions and Redemptions

Authorized Purchasers may purchase Creation Baskets from US12OF as of the beginning of each business day based upon the prior day’s net asset value. Authorized Purchasers may redeem units from US12OF only in blocks of 100,000 units called “Redemption Baskets”. The amount of the redemption proceeds for a Redemption Basket will be equal to the net asset value of the units in the Redemption Basket determined as of 4:00 p.m. New York time on the day the order to redeem the basket is properly received.

US12OF receives or pays the proceeds from units sold or redeemed one business day after the trade-date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in US12OF’s condensed statement of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss is allocated among the partners of US12OF in proportion to the number of units each partner holds as of the close of each month. The General Partner may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

Calculation of Net Asset Value

US12OF calculates its net asset value on each trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units issued and outstanding. US12OF uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net loss per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at March 31, 2008.

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

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires US12OF’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

NOTE 3 - FEES PAID BY US12OF AND RELATED PARTY TRANSACTIONS

General Partner Management Fee

Under the LP Agreement, the General Partner is responsible for investing the assets of US12OF in accordance with the objectives and policies of US12OF. In addition, the General Partner has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to US12OF. For these services, US12OF is contractually obligated to pay the General Partner a fee, which is paid monthly and based on average daily net assets, that is equal to 0.60% per annum on average daily net assets.

Ongoing Registration Fees and Other Offering Expenses

US12OF pays all costs and expenses associated with the ongoing registration of units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three month period ended March 31, 2008, US12OF did not incur registration fees or other offering expenses.

Director’s Fees

US12OF is responsible for paying the fees and expenses, including directors’ and officers’ liability insurance, of the independent directors of the General Partner who are also audit committee members. US12OF shares these fees with USOF, USNG, USG and USHO based on the relative assets of each fund, computed on a daily basis. These fees for the calendar year 2008 are estimated to be a total of $286,000 for all five funds.

Licensing Fees

As discussed in Note 4, US12OF entered into a licensing agreement with the NYMEX on January 16, 2008. The agreement has an effective date of December 4, 2007. Pursuant to the agreement, US12OF and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the three month period ended March 31, 2008, US12OF incurred $1,370 under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with US12OF’s tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which were borne by the General Partner, are paid by US12OF. In addition, the General Partner, though under no obligation to do so, has agreed to pay certain costs for tax reporting and audit expenses normally borne by US120F to the extent that such expenses exceed 0.15% (15 basis points) of its NAV, on an annualized basis, until December 31, 2008. The General Partner has no obligation to continue such payment into subsequent years. These costs are estimated to be $191,079 for the year ending December 31, 2008. For the first quarter of 2008, management's estimated portion of these expenses would be $42,544 under this arrangement.

Other Expenses and Fees

In addition to the fees described above, US12OF pays all brokerage fees, taxes and other expenses in connection with the operation of US12OF, excluding costs and expenses paid by the General Partner as outlined in Note 4.

NOTE 4 - CONTRACTS AND AGREEMENTS

US12OF is party to a marketing agent agreement, dated as of November 13, 2007, with the Marketing Agent, whereby the Marketing Agent provides certain marketing services for US12OF as outlined in the agreement. The fee of the Marketing Agent, which is borne by the General Partner, is equal to 0.06% on US12OF’s assets up to $3 billion; and 0.04% on US12OF’s assets in excess of $3 billion.

The above fees do not include the following expenses, which are also borne by the General Partner: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

US12OF is also party to a custodian agreement, dated October 5, 2007, with Brown Brothers Harriman & Co. (“BBH&Co.”), whereby BBH&Co. holds investments on behalf of US12OF. The General Partner pays the fees of the custodian, which are determined by the parties from time to time. In addition, US12OF is party to an administrative agency agreement, dated October 5, 2007, with the General Partner and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for US12OF. The General Partner also pays the fees of BBH&Co. for its services under this agreement and such fees are determined by the parties from time to time.

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, the greater of a minimum of $125,000 annually or an asset-based charge of (a) 0.06% for the first $500 million of US12OF’s, USOF’s, USNG’s, USG’s and USHO’s combined net assets, (b) 0.0465% for US12OF’s, USOF’s, USNG’s, USG’s and USHO’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% for US12OF’s, USOF’s, USNG’s, USG’s and USHO’s combined net assets in excess of $1 billion. The General Partner also pays a $25,000 annual fee for the transfer agency services and transaction fees ranging from $7.00 to $15.00 per transaction.

US12OF has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to US12OF in connection with the purchase and sale of Futures Contracts and Other Crude Oil Related Investments that may be purchased and sold by or through UBS Securities for US12OF’s account. The agreement provides that UBS Securities charge US12OF commissions of approximately $7 per round-turn trade, plus applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts.

US12OF invests primarily in Futures Contracts traded on the NYMEX. On January 16, 2008, US12OF and the NYMEX entered into a license agreement whereby US12OF was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. The agreement has an effective date of December 4, 2007. Under the license agreement, US12OF and the affiliated funds managed by the General Partner pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3.

US12OF expressly disclaims any association with the NYMEX or endorsement of US12OF by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

NOTE 5 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

US12OF engages in the speculative trading of U.S. futures contracts and options on U.S. futures contracts (collectively, “derivatives”). US12OF is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

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

US12OF’s cash and other property, such as U.S. Treasury Bills, deposited with a futures commission merchant are considered commingled with all other customer funds subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commision merchant could result in the complete loss of US120F’s assets posted with that futures commission merchant; however, the vast majority of US120F’s assets are held in Treasuries, cash or cash equivalents with US120F’s custodian and would not be impacted by the insolvency of a futures commission merchant.

US12OF invests its cash in money market funds that seek to maintain a stable net asset value. US12OF is exposed to any risk of loss associated with an investment in these money market funds. As of March 31, 2008 and December 31, 2007, US12OF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $10,413,869 and $20,173,384, respectively. This amount is subject to loss should these institutions cease operations.

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

Preliminarily, USOF’s management is of the view that the structure and operations of USOF and its affiliated commodity pools do not infringe these patents. USOF is also in the process of reviewing prior art (prior structures and operations of similar investment vehicles) that may invalidate one or more of the claims in these patents. In addition, USOF has retained patent counsel to advise it on these matters and is in the process of obtaining their opinions regarding the non-infringement of each of these patents by USOF and/or the patents’ invalidity based on prior art. If the patents were alleged to apply to USOF’s structure and/or operations, and are found by a court to be valid and infringed, Goldman Sachs may be awarded significant monetary damages and/or injunctive relief.

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2008 for the limited partners. This information has been derived from information presented in the condensed financial statements.

For the three months ended
March 31, 2008
Per Unit Operating Performance:	(Unaudited)

Net asset value, beginning of period	$54.23
Total income	4.22
Total expenses	(0.14)
Net increase in net asset value	4.08
Net asset value, end of period	$58.31

Total Return	7.52%

Ratios to Average Net Assets
Total income	1.73%
Expenses excluding management fees*	(0.44)%
Management fees*	(0.60)%
Net income	1.47%

*Annualized

Total returns are calculated based on the change in value during the period. An individual limited partner’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from US12OF.

NOTE 7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Fair Value of Financial Instruments

Effective January 1, 2008, US12OF adopted FAS 157 - Fair Value Measurements (“FAS 157” or the “Statement”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurement. The changes to current practice resulting from the application of the Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. The Statement establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of US12OF (observable inputs) and (2) US12OF’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the FAS 157 hierarchy are as follows:

Level I - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level II - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level II assets include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

Level III - Unobservable pricing input at the measurement date for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

In some instances, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest input level that is significant to the fair value measurement in its entirety.

The following table summarizes the valuation of US12OF’s securities at March 31, 2008 using the fair value hierarchy:

At March 31, 2008	Total	Level I	Level II	Level III

Investments	$1,030,477	$1,030,477	$-	$-
Derivative assets	1,261,710	1,261,710	-	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of the United States 12 Month Oil Fund, LP (“US12OF”) included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause US12OF’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe US12OF’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and US12OF cannot assure investors that the projections included in these forward-looking statements will come to pass. US12OF’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

US12OF has based the forward-looking statements included in this quarterly report on Form 10-Q on information available to it on the date of this quarterly report on Form 10-Q, and US12OF assumes no obligation to update any such forward-looking statements. Although US12OF undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that US12OF may make directly to them or through reports that US12OF in the future files with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Introduction

US12OF, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the American Stock Exchange (the “AMEX”). The net assets of US12OF consist primarily of investments in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the New York Mercantile Exchange (the “NYMEX”), ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”). This includes contracts that are of the standard industry size as measured in physical amounts of light, sweet crude oil, as well as similar contracts that are financially settled but are based on a percentage of the standard size contracts. US12OF may also invest in other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Crude Oil-Related Investments collectively are referred to as “Crude Oil Interests” in this quarterly report on Form 10-Q.

The investment objective of US12OF is to have the changes in percentage terms of the units’ net asset value (“NAV”) reflect the changes in percentage terms of the price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of the 12 futures contracts (the “Benchmark Futures Contracts”) on crude oil traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following 11 consecutive months, less US12OF’s expenses. When calculating the daily movement of the average price of the 12 contracts, each contract month will be equally weighted.

The general partner of US12OF, Victoria Bay Asset Management, LLC (the “General Partner”), which is registered as a commodity pool operator (“CPO”) with the U.S. Commodity Futures Trading Commission (the “CFTC”), is authorized by the Amended and Restated Agreement of Limited Partnership of US12OF (the “LP Agreement”) to manage US12OF. The General Partner is authorized by US12OF in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

Valuation of Futures Contracts and the Computation of the NAV

The NAV of US12OF units is calculated once each trading day as of the earlier of the close of the New York Stock Exchange (the “NYSE”) or  4:00 p.m. New York time. The NAV for a particular trading day is released after 4:15 p.m. New York time. Trading on the AMEX typically closes at 4:15 p.m. New York time. US12OF uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other US12OF investments, including ICE Futures or other futures contracts, as of the earlier of the close of the NYSE or 4:00 p.m. New York time.

Management’s Discussion of Results of Operations and the Crude Oil Market

Results of Operations.  On December 6, 2007, US12OF listed its units on the AMEX under the ticker symbol “USL.” On that day, US12OF established its initial offering price at $50.00 per unit and issued 300,000 units to the initial authorized purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $15,000,000 in cash. As of March 31, 2008, US12OF had issued 400,000 units, 200,000 of which were outstanding.

More units may have been issued by US12OF than are outstanding due to the redemption of units. Unlike funds that are registered under the Investment Company Act of 1940, as amended, units that have been redeemed by US12OF cannot be resold by US12OF without registration of the offering of such units with the SEC. As a result, US12OF contemplates that additional offerings of its units will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2008, the total unrealized gain on crude oil Futures Contracts owned or held on that day was $1,261,710 and US12OF established cash deposits, including cash investments in money market funds, that were equal to $10,413,869. The majority of those cash assets were held in overnight deposits at US12OF’s custodian bank, while 23.33% of the cash balance was held as margin deposits with the futures commission merchant for the Futures Contracts purchased. The ending per unit NAV on March 31, 2008 was $58.31.

Portfolio Expenses. US12OF’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees and the fees and expenses of the independent directors of the General Partner. The management fee that US12OF pays to the General Partner is calculated as a percentage of the total net assets of US12OF. US12OF pays the General Partner a management fee of 0.60% of net assets. The fee is accrued daily.

During the three month period ended March 31, 2008, the daily average total net assets of US12OF were $13,973,607. During the three month period ended March 31, 2008, the management fee paid by US12OF amounted to $20,846, and was accrued daily. Management fees as a percentage of average net assets averaged 0.60% over the course of this three month period.

US12OF pays for all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. For the three month period ended March 31, 2008, US12OF did not incur any ongoing registration fees or other offering expenses. In addition, the General Partner, though under no obligation to do so, has agreed to pay certain costs for tax reporting and audit expenses normally borne by US12OF to the extent that such expenses exceed 0.15% (15 basis points) of its NAV, on an annualized basis, until December 31, 2008. The General Partner has no obligation to continue such payment into subsequent years. US12OF is responsible for paying the fees and expenses, including directors’ and officers’ liability insurance, of the independent directors of the General Partner who are also audit committee members. US12OF shares these fees with USOF, USNG, USG and USHO based on the relative assets of each fund computed on a daily basis. These fees for calendar year 2008 are estimated to be a total of $286,000 for all five funds.

US12OF also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the three month period ended March 31, 2008, total commissions paid to brokers amounted to $1,590. Prior to the initial offering of its units, US12OF had estimated that its annual level of such commissions was expected to be 0.13% of total net assets. As an annualized percentage of average net assets, the figure for the three month period ended March 31, 2008 represented approximately 0.05% of average net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Interest Income. US12OF seeks to invest its assets such that it holds Futures Contracts and Other Crude Oil Related Investments in an amount equal to the total net assets of the portfolio. Typically, such investments do not require US12OF to pay the full amount of the contract value at the time of purchase, but rather require US12OF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, US12OF retains an amount that is approximately equal to its total net assets, which US12OF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash held with US12OF’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the three month period ended March 31, 2008, US12OF earned $87,067 in interest income on such cash holdings. Based on US12OF’s average daily total net assets during this time period, this is equivalent to an annualized yield of 2.51%. US12OF did not purchase Treasuries during the three month period ended March 31, 2008 and held all of its funds in cash and/or cash equivalents during this time period.

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

For the 30 valuation days ended March 31, 2008, the simple average daily change in the Benchmark Futures Contracts was 0.201%, while the simple average daily change in the NAV of US12OF over the same time period was 0.203%. The average daily difference was 0.002% (or 0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contracts, the average error in daily tracking by the NAV was 0.15%, meaning that over this time period US12OF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.
*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Since the offering of US12OF units to the public on December 6, 2007 to March 31, 2008, the simple average daily change in the Benchmark Futures Contracts was 0.209%, while the simple average daily change in the NAV of US12OF over the same time period was 0.215%. The average daily difference was 0.006% (or 0.6 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contracts, the average error in daily tracking by the NAV was 0.839%, meaning that over this time period US12OF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of US12OF versus the return of its Benchmark Futures Contracts can be calculated by comparing the actual return of US12OF, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that US12OF’s returns had been exactly the same as the daily changes in its Benchmark Futures Contracts.

For the three month period ended March 31, 2008, the actual total return of US12OF as measured by changes in its NAV was 7.52%. This is based on an initial NAV of $54.23 on December 31, 2007 and an ending NAV as of March 31, 2008 of $58.31. During this time period, US12OF made no distributions to its unitholders. However, if US12OF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, US12OF would have ended the first quarter of 2008 with an estimated NAV of $53.59, for a total return over the relevant time period of 7.18%. The difference between the actual NAV total return of US12OF of 7.52% and the expected total return based on the Benchmark Futures Contract of 7.18% was an error over the time period of 0.34%, which is to say that US12OF’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that US12OF collects on its cash and cash equivalent holdings. In addition, during the three month period ended March 31, 2008, US12OF also collected fees from brokerage firms creating or redeeming baskets of units. This income also contributed to US12OF’s actual return exceeding the benchmark results. However, if the total assets of US12OF continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return.

There are currently three factors that have impacted, during the latest period, or are most likely to impact, US12OF’s ability to accurately track its Benchmark Futures Contracts.

First, US12OF may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day in which US12OF executes the trade. In that case, US12OF may get a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily NAV of US12OF to either be too high or too low relative to the changes in the daily benchmark. During the three month period ended March 31, 2008, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sales of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for US12OF to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact US12OF’s attempt to track its benchmark over time.

Second, US12OF earns interest on its cash, cash equivalents and Treasury holdings. US12OF is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the three month period ended March 31, 2008. Interest payments, and any other income, were retained within the portfolio and added to US12OF’s NAV. When this income exceeds the level of US12OF’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), US12OF will realize a net yield that will tend to cause daily changes in the NAV of US12OF to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. During the three month period ended March 31, 2008, US12OF earned, on an annualized basis, approximately 2.51% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.05% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.39% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately 1.47% and affected US12OF’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. If short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error would become a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contracts.

Third, US12OF may hold Other Crude Oil Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts’ total return movements. In that case, the error in tracking the benchmark could result in daily changes in the NAV of US12OF that are either too high, or too low, relative to the daily changes in the benchmark. During the three month period ended March 31, 2008, US12OF did not hold any Other Crude Oil Related Investments. However, there can be no assurance that in future quarters US12OF will not make use of such Other Crude Oil Related Investments.

During the three month period ended March 31, 2008, the average prices of front 12 month futures contracts rose from near the $93.28 level to approximately the $99.07 level. The prices of front month contracts were also higher than the prices of second or third month contracts for most of this time period.

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

As an example, assume that the price of crude oil for immediate delivery (the “spot” price), was $50 per barrel, and the value of a position in the near month futures contract was also $50. Over time, the price of the barrel of crude oil will fluctuate based on a number of market factors, including demand for oil relative to its supply. The value of the near month contract will likewise fluctuate in reaction to a number of market factors. If investors seek to maintain their holding in a near month contract position and not take delivery of the crude oil, every month they must sell their current near month contract as it approaches expiration and invest in the next month contract.

If the futures market is in backwardation, e.g., when the expected price of crude oil in the future would be less, the investor would be buying a next month contract for a lower price than the current near month contract. Hypothetically, and assuming no other changes to either prevailing crude oil prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the interest earned on Treasuries, cash and/or cash equivalents), the value of the next month contract would rise as it approaches expiration and becomes the new near month contract. In this example, the value of the $50 investment would tend to rise faster than the spot price of crude oil, or fall slower. As a result, it would be possible in this hypothetical example for the price of spot crude oil to have risen to $60 after some period of time, while the value of the investment in the futures contract would have risen to $65, assuming backwardation is large enough or enough time has elapsed. Similarly, the spot price of crude oil could have fallen to $40 while the value of an investment in the futures contract could have fallen to only $45. Over time, if backwardation remained constant, the difference would continue to increase.

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

Historically, the oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During the previous two years, including 2006 and the first half of 2007, these markets have experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation and remained in that condition for the rest of the year. The crude oil markets remained in backwardation for all of the first quarter of 2008. The chart below compares the price of the front month contract to the average price of the first 12 months over the last 10 years (1998-2007). When the price of the front month contract is higher than the average price of the front 12 month contracts, the market would be described as being in backwardation. When the price of the front month contract is lower than the average price of the front 12 month contracts, the market would be described as being in contango. Although the prices of the front month contract and the average price of the front 12 month contracts do tend to move up or down together, it can be seen that at times the front month prices are clearly higher than the average price of the 12 month contracts (backwardation), and other times they are below the average price of the front 12 month contracts (contango).

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract from the dollar price of the front month contract the average dollar price of the front 12 month contracts. If the resulting number is a positive number, then the front month price is higher than the average price of the front 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the front month price is lower than the average price of the front 12 months and the market could be described as being in contango. The chart below shows the results from subtracting from the front month price the average price of the front 12 month contracts for the 10 year period between 1998 and 2007.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

A hypothetical investment in a portfolio that involved owning only the front month contract would produce a different result than a hypothetical investment in a portfolio that owned an equal number of each of the front 12 month’s worth of contracts. Generally speaking, when the crude oil futures market is in backwardation, the front month only portfolio would tend to have a higher total return than the 12 month portfolio. Conversely, if the crude oil futures market was in contango, the portfolio containing 12 months worth of contracts would tend to outperform the front month only portfolio. The chart below shows the hypothetical results of owning a portfolio consisting of the front month contract versus a portfolio containing the front 12 month’s worth of contracts. In this example, each month, the front month only portfolio would sell the front month contract at expiration and buy the next month out contract. The portfolio holding an equal number of the front 12 month’s worth of contracts would sell the front month contract at expiration and replace it with the contract that becomes the new twelfth month contract.

*PAST PRICE MOVEMENTS OF CRUDE OIL, NATURAL GAS AND HEATING OIL ARE NOT INDICATIVE OF FUTURE PRICE MOVEMENTS

As seen in the chart, there have been periods of both positive and negative annual total returns for both portfolios over the last 10 years. In addition, there have been periods during which the front month only approach had higher returns, and periods where the 12 month approach had higher total returns. The above chart does not represent the performance history of US120F or affiliated funds.

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

Periods of contango and backwardation do not meaningfully impact US12OF’s investment objective of having percentage changes in its per unit NAV track percentage changes in the price of the Benchmark Futures Contracts since the impact of backwardation and contango tended to equally impact the percentage changes in price of both US12OF’s units and the Benchmark Futures Contracts. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Crude Oil Market. During the three month period ended March 31, 2008, crude oil prices were impacted by several factors. On the consumption side, demand remained strong as continued global economic growth, especially in emerging economies such as China and India, remained brisk. Additionally, a falling U.S. dollar, the currency in which crude oil is traded globally, continued to be weak, effectively making crude oil cheaper for most non U.S. dollar economies. Concerns about a weakening U.S. economy leading to reduced demand for oil products was a factor in the first quarter of 2008. On the supply side, production remained steady despite concerns about violence impacting production in Iraq and Nigeria. At the same time, a concern remained about the ability of major oil producing countries to continue to raise their production to accommodate increasing demand. However, oil prices trended upward during the quarter as a slowing U.S. economy was not enough to improve the global supply and demand balance.

Critical Accounting Policies

Preparation of the condensed financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. US12OF’s application of these policies involves judgments and actual results may differ from the estimates used.

The General Partner has evaluated the nature and types of estimates that it makes in preparing US12OF’s condensed financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. The values which are used by US12OF for its forward contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, US12OF estimates interest income on a daily basis using prevailing interest rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

US12OF has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. US12OF has met, and it is anticipated that US12OF will continue to meet its liquidity needs in the normal course of business from the proceeds of the sale of its investments or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. US12OF’s liquidity needs include: redeeming units, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its over-the-counter contracts and, except as noted below, payment of its expenses, summarized below under “Contractual Obligations.”

US12OF currently generates cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on Treasuries, cash and/or cash equivalents. US12OF has allocated substantially all of its net assets to trading in Crude Oil Interests. US12OF invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of the NAV is held in cash and cash equivalents that are used as margin and as collateral for US12OF’s trading in Crude Oil Interests. The percentage that Treasuries will bear to the total net assets vary from period to period as the market values of the Crude Oil Interests change. The balance of the net assets is held in US12OF’s Futures Contracts and Other Crude Oil Related Investments trading account. Interest earned on US12OF’s interest-bearing funds is paid to US12OF.

US12OF’s investment in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in Futures Contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a Futures Contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent US12OF from promptly liquidating its positions in Futures Contracts.  During the three month period ended March 31, 2008, US12OF was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, US12OF cannot predict whether such an event may occur in the future.

To date, all of US12OF’s expenses, including its organizational and offering expenses related to the initial offering of its units, have been paid by the General Partner. Fees and expenses associated with the registration of units with the SEC subsequent to the initial offering will be borne by US12OF. In addition, fees and expenses (including directors’ and officers’ liability insurance) of the independent directors of the General Partner, the management fee paid to the General Partner, certain tax reporting fees, brokerage fees and licensing fees will be paid directly by US12OF. In addition, the General Partner, though under no obligation to do so, has agreed to pay certain costs for tax reporting and audit expenses normally borne by US12OF to the extent that such expenses exceed 0.15% (15 basis points) of its NAV, on an annualized basis, until December 31, 2008. The General Partner has no obligation to continue such payment into subsequent years. If the General Partner and US12OF are unsuccessful in raising sufficient funds to cover US12OF’s expenses or in locating any other source of funding, US12OF will terminate and investors may lose all or part of their investment.

Market Risk

Trading in Futures Contracts and Other Crude Oil Related Investments, such as forwards, involves US12OF entering into contractual commitments to purchase or sell oil at a specified date in the future. The gross or face amount of the contracts will significantly exceed US12OF’s future cash requirements since US12OF intends to close out its open positions prior to settlement. As a result, US12OF is generally only subject to the risk of loss arising from the change in value of the contracts. US12OF considers the “fair value” of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with US12OF’s commitments to purchase oil is limited to the gross face amount of the contracts held. However, should US12OF enter into a contractual commitment to sell oil, it would be required to make delivery of the oil at the contract price, repurchase the contract at prevailing prices or settle in cash. Since there are no limits on the future price of oil, the market risk to US12OF could be unlimited.

US12OF’s exposure to market risk depends on a number of factors, including the markets for oil, the volatility of interest rates and foreign exchange rates, the liquidity of the Futures Contracts and Other Crude Oil Related Investments markets and the relationships among the contracts held by US12OF. The limited experience that US12OF has had in utilizing its model to trade in Crude Oil Interests in a manner intended to track the changes in the spot price of crude oil, as well as drastic market occurrences, could ultimately lead to the loss of all or substantially all of an investor’s capital.

Credit Risk

When US12OF enters into Futures Contracts and Other Crude Oil Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the NYMEX and on most other foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to US12OF in such circumstances.

The General Partner attempts to manage the credit risk of US12OF by following various trading limitations and policies. In particular, US12OF generally posts margin and/or holds liquid assets that are approximately equal to the face amount of its obligations to counterparties under the Futures Contracts and Other Crude Oil Related Investments it holds. The General Partner has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of US12OF to limit its credit exposure. UBS Securities LLC, US12OF’s commodity broker, or any other broker that may be retained by US12OF in the future, when acting as US12OF’s futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to US12OF, all assets of US12OF relating to domestic Futures Contracts trading. These futures commission merchants are not allowed to commingle US12OF’s assets with its other assets. In addition, the CFTC requires commodity brokers to hold in a secure account the US12OF assets related to foreign Futures Contracts trading.

As of March 31, 2008, US12OF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $10,413,869. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of March 31, 2008, US12OF has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of US12OF. While US12OF’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on US12OF’s financial position.

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

Contractual Obligations

US12OF’s primary contractual obligations are with the General Partner. In return for its services, the General Partner is entitled to a management fee calculated as a fixed percentage of US12OF’s NAV, currently 0.60% of US12OF’s NAV for its average net assets.

The General Partner agreed to pay the start-up costs associated with the formation of US12OF, primarily its legal, accounting and other costs in connection with the General Partner’s registration with the CFTC as a CPO and the registration and listing of US12OF and its units with the SEC, FINRA and the AMEX, respectively. However, the costs of registering and listing additional units of US12OF with the SEC are directly borne on an ongoing basis by US12OF, and not by the General Partner.

The General Partner pays the fees of US12OF’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including in connection with the preparation of US12OF’s condensed financial statements and its SEC and CFTC reports. The General Partner and US12OF have also entered into a licensing agreement with the NYMEX pursuant to which US12OF and the affiliated funds managed by the General Partner pay a licensing fee to the NYMEX. The General Partner also pays any fees for implementation of services and base service fees charged by the accounting firm responsible for preparing US12OF’s tax reporting forms; however, US12OF pays the fees and expenses associated with its tax accounting and reporting requirements. In addition, the General Partner, though under no obligation to do so, has agreed to pay certain costs for tax reporting and audit expenses normally borne by US12OF to the extent that such expenses exceed 0.15% (15 basis points) of its NAV, on an annualized basis, until December 31, 2008. The General Partner has no obligation to continue such payment into subsequent years.

In addition to the General Partner’s management fee, US12OF pays its brokerage fees (including fees to a futures commission merchant), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, registration and, subsequent to the initial offering, the fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of units, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of US12OF’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a futures commission merchant are on a contract-by-contract, or round turn, basis.  US12OF also pays a portion of the fees and expenses of the independent directors of the General Partner.  See Note 3 to the Notes to Condensed Financial Statements (Unaudited).

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as US12OF’s NAVs and trading levels to meet its investment objectives will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of US12OF’s existence. Either party may terminate these agreements earlier for certain reasons described in the agreements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives (Including Spreads and Straddles)

In the future, US12OF may purchase over-the-counter contracts. Unlike most of the exchange-traded oil Futures Contracts or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

Some crude oil-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants. Other crude oil-based derivatives have highly customized terms and conditions and are not as widely available. Many of these over-the-counter contracts are cash-settled forwards for the future delivery of crude oil- or petroleum-based fuels that have terms similar to the Futures Contracts. Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the spot price of crude oil, forward crude oil prices or crude oil futures prices. For example, US12OF may enter into over-the-counter derivative contracts whose value will be tied to changes in the difference between the spot price of light, sweet crude oil, the price of Futures Contracts traded on the NYMEX and the prices of other Futures Contracts that may be invested in by US12OF.

To protect itself from the credit risk that arises in connection with such contracts, US12OF may enter into agreements with each counterparty that provide for the netting of its overall exposure to its counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. US12OF also may require that the counterparty be highly rated and/or provide collateral or other credit support to address US12OF’s exposure to the counterparty. In addition, it is also possible for US12OF and its counterparty to agree to clear their agreement through an established futures clearing house such as those connected to the NYMEX or the ICE Futures. In that event, US12OF would no longer have credit risk of its original counterparty, as the clearinghouse would now be US12OF’s counterparty. US12OF would still retain any price risk associated with its transaction.

The creditworthiness of each potential counterparty is assessed by the General Partner. The General Partner assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by the General Partner’s board of directors. Furthermore, the General Partner on behalf of US12OF only enters into over-the-counter contracts with (a) members of the Federal Reserve System or foreign banks with branches regulated by the Federal Reserve Board; (b) primary dealers in U.S. government securities; (c) broker-dealers; (d) commodities futures merchants; or (e) affiliates of the foregoing. Existing counterparties are also reviewed periodically by the General Partner.

US12OF anticipates that the use of Other Crude Oil-Related Investments together with its investments in Futures Contracts will produce price and total return results that closely track the investment goals of US12OF.

US12OF may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Benchmark Futures Contracts. US12OF would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months. The effect of holding such combined positions is to adjust the sensitivity of US12OF to changes in the price relationship between futures contracts which will expire sooner and those that will expire later. US12OF would use such a spread if the General Partner felt that taking such long and short positions, when combined with the rest of its holdings, would more closely track the investment goals of US12OF, or if the General Partner felt it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in oil prices. US12OF would enter into a straddle when it chooses to take an option position consisting of a long (or short) position in both a call option and put option. The economic effect of holding certain combinations of put options and call options can be very similar to that of owning the underlying futures contracts. US12OF would make use of such a straddle approach if, in the opinion of the General Partner, the resulting combination would more closely track the investment goals of US12OF or if it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in oil prices.

During the three month period ended March 31, 2008, US12OF did not employ any hedging methods since all of its investments were made over an exchange. Therefore, US12OF was not exposed to counterparty risk.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

US12OF maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in US12OF’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

The duly appointed officers of the General Partner, including its chief executive officer and chief financial officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of US12OF if US12OF had any officers, have evaluated the effectiveness of US12OF’s disclosure controls and procedures and have concluded that the disclosure controls and procedures of US12OF have been effective as of the end of the period covered by this quarterly report.

Change in Internal Control Over Financial Reporting

There were no changes in US12OF’s internal control over financial reporting during US12OF’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, US12OF’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There has not been a material change from the risk factors previously disclosed in US120F’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Monthly Account Statements

Pursuant to the requirement under part 4.22 of the Commodity Exchange Act, each month US12OF publishes an account statement for its unitholders, which includes a Statement of Income (Loss) and a Statement of Changes in NAV. The account statement is filed with the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on US12OF’s website at www.unitedstates12monthoilfund.com.

Item 6. Exhibits.

Listed below are the exhibits which are filed or furnished as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
10.1*	Amendment to License Agreement.
31.1**	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to US12OF's Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 26, 2008.
**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States 12 Month Oil Fund, LP (Registrant)
By: Victoria Bay Asset Management, LLC, its general partner

By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer

Date:  May 15, 2008

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer

Date:  May 15, 2008