Form 10-Q
period 2008-06-30
United States 12 Month Oil Fund, LP
filed 2008-08-14
CIK 1405528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33859

United States 12 Month Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-0431897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

☐ Yes    ☒ No

UNITED STATES 12 MONTH OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Oil Fund, LP
Condensed Statements of Financial Condition
At June 30, 2008 (Unaudited) and December 31, 2007

	June 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$5,867,997	$18,174,276
Equity in UBS Securities LLC trading accounts:
Cash	-	1,999,108
Unrealized gain on open commodity futures contracts	2,630,810	1,525,370
Interest receivable	7,404	4,994
Receivable from general partner	87,624	-

Total assets	$8,593,835	$21,703,748

Liabilities and Partners' Capital
Due to broker	$97,386	$-
General Partner management fees (Note 3)	3,938	8,790
Brokerage commissions payable	300	-
Other liabilities	87,050	3,479

Total liabilities	188,674	12,269

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	8,405,161	21,691,479
Total Partners' Capital	8,405,161	21,691,479

Total liabilities and partners' capital	$8,496,449	$21,703,748

Limited Partners' units outstanding	100,000	400,000
Net asset value per unit	$84.05	$54.23
Market value per unit	$83.92	$53.88

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At June 30, 2008

Open Futures Contracts	Number of Contracts	Gains on Open Commodity Contracts	% of Partners' Capital
United States Contracts
Crude Oil Futures contracts, expires August 2008	5	$259,600	3.09
Crude Oil Futures contracts, expires September 2008	5	263,600	3.14
Crude Oil Futures contracts, expires October 2008	5	266,400	3.17
Crude Oil Futures contracts, expires November 2008	5	268,750	3.20
Crude Oil Futures contracts, expires December 2008	4	216,560	2.57
Crude Oil Futures contracts, expires January 2009	5	274,070	3.26
Crude Oil Futures contracts, expires February 2009	5	248,800	2.96
Crude Oil Futures contracts, expires March 2009	5	278,050	3.31
Crude Oil Futures contracts, expires April 2009	5	207,630	2.47
Crude Oil Futures contracts, expires May 2009	5	197,000	2.34
Crude Oil Futures contracts, expires June 2009	5	125,050	1.49
Crude Oil Futures contracts, expires July 2009	5	25,300	0.30
	59	$2,630,810	31.30

Cash Equivalents
	Cost	Market Value
United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund	$550,478	$550,478	6.55
Goldman Sachs Financial Square Funds - Treasury Instruments Fund	3,492,200	3,492,200	41.55
	$4,042,678	4,042,678	48.10

Cash		1,825,319	21.72
Total Cash & Cash Equivalents		5,867,997	69.82

Cash on deposit with broker		(97,386)	(1.16)
Other assets in excess of liabilities		3,740	0.04
Total Partners' Capital		$8,405,161	100.00

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2008

	Three months ended	Six months ended
	June 30, 2008	June 30, 2008
Income
Gains (losses) on trading of commodity futures contracts:
Realized gains on closed positions	$1,366,220	$1,782,110
Change in unrealized gains on open positions	1,369,100	1,105,440
Interest income	26,130	113,197
Other income	1,000	3,000

Total income	2,762,450	3,003,747

Expenses
General Partner management fees (Note 3)	11,118	31,964
Brokerage commissions	-	1,502
Other expenses	86,969	100,594

Total expenses	98,087	134,060

K-1 Tax expense waiver	-	(40,321)
Audit fees waiver	-	(47,303)

Net expenses	98,087	46,436

Net income	$2,664,363	$2,957,311
Net income per limited partnership unit	$25.74	$29.82
Net income per weighted average limited partnership unit	$26.07	$16.77
Weighted average limited partnership units outstanding	102,198	176,374

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the six months ended June 30, 2008

	General Partner	Limited Partners	Total

Balances, at December 31, 2007	$-	$21,691,479	$21,691,479
Redemption of 300,000 partnership units	-	(16,243,629)	(16,243,629)
Net income	-	2,957,311	2,957,311

Balances, at June 30, 2008	$-	$8,405,161	$8,405,161

Net Asset Value Per Unit
At December 31, 2007	$54.23
At June 30, 2008	$84.05

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Statement of Cash Flows (Unaudited)
For the six months ended June 30, 2008

Six months ended
June 30, 2008
Cash Flows from Operating Activities:
Net income	$2,957,311
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in commodity futures trading account - cash	1,901,722
Unrealized gains on futures contracts	(1,105,440)
Increase in interest receivable and other assets	(90,034)
Decrease in management fees payable	(4,852)
Increase in commissions payable	300
Increase in other liabilities	83,571
Net cash provided by operating activities	3,742,578

Cash Flows from Financing Activities:
Redemption of partnership units	(16,243,629)

Net cash used in financing activities	(16,243,629)

Net Decrease in Cash and Cash Equivalents	(12,501,051)

Cash and Cash Equivalents, beginning of period	18,174,276
Cash and Cash Equivalents, end of period	$5,673,225

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Notes to Condensed Financial Statements
For the period ended June 30, 2008 (Unaudited)

 NOTE 1 - ORGANIZATION AND BUSINESS

The United States 12 Month Oil Fund, LP (“US12OF”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007. US12OF is a commodity pool that issues units that may be purchased and sold on the American Stock Exchange (the “AMEX”). US12OF will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of December 4, 2007 (the “LP Agreement”). The investment objective of US12OF is for the changes in percentage terms of its net asset value to reflect the changes in percentage terms of the price of crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of the 12 futures contracts on crude oil as traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following 11 consecutive months, less US12OF’s expenses. US12OF accomplishes its objective through investments in futures contracts for light, sweet crude oil, and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other oil-related investments such as cash-settled options on Futures Contracts, forward contracts for oil and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). As of June 30, 2008, US12OF held 59 Futures Contracts traded on the NYMEX.

US12OF commenced investment operations on December 6, 2007 and has a fiscal year ending on December 31. United States Commodity Funds LLC, (formerly known as “Victoria Bay Asset Management, LLC”) (the “General Partner”) is responsible for the management of US12OF. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator with the Commodity Futures Trading Commission effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States Gasoline Fund, LP (“USG”) and the United States Heating Oil Fund, LP (“USHO”), which listed their units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively.

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

In November 2007, US12OF initially registered 11,000,000 units on Form S-1 with the SEC. On December 6, 2007, US12OF listed its units on the AMEX under the ticker symbol “USL”. On that day, US12OF established its initial net asset value by setting the price at $50.00 per unit and issued 300,000 units in exchange for $15,001,000. US12OF also commenced investment operations on December 6, 2007 by purchasing Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of June 30, 2008, US12OF had registered a total of 11,000,000 units.

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

Creations and Redemptions

Authorized Purchasers may purchase units "Creation Baskets" or redeem units "Redemption Baskets" only in blocks of 100,000 units equal to the net asset value of the units determined as of 4:00 p.m. New York time on the day the order is placed.

US12OF records units sold or redeemed one business day after the trade-date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in US12OF’s condensed statement of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net loss per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at June 30, 2008.

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

Cash Equivalents

Cash and cash equivalents include money market funds and overnight deposits or time deposits with original maturity dates of three months or less.

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

Ongoing Registration Fees and Other Offering Expenses

US12OF pays all costs and expenses associated with the ongoing registration of units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six month period ended June 30, 2008, US12OF did not incur registration fees or other offering expenses.

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

Licensing Fees

As discussed in Note 4, US12OF entered into a licensing agreement with the NYMEX on January 16, 2008. The agreement has an effective date of December 4, 2007. Pursuant to the agreement, US12OF and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the six month period ended June 30, 2008, US12OF incurred $1,998 under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with US12OF’s tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which were borne by the General Partner, are paid by US12OF. In addition, the General Partner, though under no obligation to do so, has agreed to pay certain costs for tax reporting and audit expenses normally borne by US12OF to the extent that such expenses exceed 0.15% (15 basis points) of its NAV, on an annualized basis, until December 31, 2008. The General Partner has no obligation to continue such payment into subsequent years. These costs are estimated to be $191,079 for the year ending December 31, 2008. For the six month period ended June 30, 2008, management’s estimated portion of these expenses would be $87,624 under this arrangement.

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

US12OF has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to US12OF in connection with the purchase and sale of Futures Contracts and Other Crude Oil-Related Investments that may be purchased and sold by or through UBS Securities for US12OF’s account. The agreement provides that UBS Securities charge US12OF commissions of approximately $7 per round-turn trade, plus applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts.

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

NOTE 5 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

US12OF engages in the speculative trading of futures contracts and options on futures contracts (collectively, “derivatives”). US12OF is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

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

US12OF’s cash and other property, such as U.S. Treasury Bills, deposited with a futures commission merchant are considered commingled with all other customer funds subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of US12OF’s assets posted with that futures commission merchant; however, the vast majority of US12OF’s assets are held in Treasuries, cash and/or cash equivalents with US12OF’s custodian and would not be impacted by the insolvency of a futures commission merchant. Also, the failure or insolvency of US12OF’s custodian could result in a substantial loss of US12OF’s assets.

US12OF invests its cash in money market funds that seek to maintain a stable net asset value. US12OF is exposed to any risk of loss associated with an investment in these money market funds. As of June 30, 2008 and December 31, 2007, US12OF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $5,770,611 and $20,173,384, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the six months ended June 30, 2008 for the limited partners. This information has been derived from information presented in the condensed financial statements.

For the six months ended
June 30, 2008
(unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$54.23
Total income	30.08
Net expenses	(0.26)
Net increase in net asset value	29.82
Net asset value, end of period	$84.05

Total Return	54.99%

Ratios to Average Net Assets
Total income	28.04%
Expenses excluding management fees*	(0.27)%
Management fees*	(0.60)%
Net income	27.60%

*Annualized

Total returns are calculated based on the change in value during the period. An individual limited partner’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from US12OF.

NOTE 7 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Fair Value of Financial Instruments

Effective January 1, 2008, US12OF adopted FAS 157 – Fair Value Measurements (“FAS 157” or the “Statement”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurement. The changes to current practice resulting from the application of the Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. The Statement establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of US12OF (observable inputs) and (2) US12OF’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the FAS 157 hierarchy are as follows:

Level I – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level II – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level II assets include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

Level III – Unobservable pricing input at the measurement date for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

In some instances, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest input level that is significant to the fair value measurement in its entirety.

The following table summarizes the valuation of US12OF’s securities at June 30, 2008 using the fair value hierarchy:

At June 30, 2008	Total	Level I	Level II	Level III

Investments	$4,042,678	$4,042,678	$-	$-
Derivative assets	2,630,810	2,630,810	-	-

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

The investment objective of US12OF is to have the changes in percentage terms of the units’ net asset value (“NAV”) reflect the changes in percentage terms of the price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of the 12 futures contracts (the “Benchmark Futures Contracts”) on light sweet crude oil traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following 11 consecutive months, less US12OF’s expenses. When calculating the daily movement of the average price of the 12 contracts, each contract month will be equally weighted.

The general partner of US12OF, United States Commodity Funds LLC (formerly, Victoria Bay Asset Management, LLC) (the “General Partner”), which is registered as a commodity pool operator (“CPO”) with the U.S. Commodity Futures Trading Commission (the “CFTC”), is authorized by the Amended and Restated Agreement of Limited Partnership of US12OF (the “LP Agreement”) to manage US12OF. The General Partner is authorized by US12OF in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

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

Management’s Discussion of Results of Operations and the Crude Oil Market

Results of Operations.  On December 6, 2007, US12OF listed its units on the AMEX under the ticker symbol “USL.” On that day, US12OF established its initial offering price at $50.00 per unit and issued 300,000 units to the initial authorized purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $15,001,000 in cash. As of June 30, 2008, US12OF had issued 400,000 units, 100,000 of which were outstanding.

More units may have been issued by US12OF than are outstanding due to the redemption of units. Unlike funds that are registered under the Investment Company Act of 1940, as amended, units that have been redeemed by US12OF cannot be resold by US12OF. As a result, US12OF contemplates that additional offerings of its units will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of June 30, 2008, the total unrealized gain on crude oil Futures Contracts owned or held on that day was $2,630,810 and US12OF established cash deposits, including cash investments in money market funds that were equal to $5,770,611. The majority of those cash assets were held in overnight deposits at US12OF’s custodian bank, while (1.69)% of the cash balance was held as margin deposits with the futures commission merchant for the Futures Contracts purchased (margin requirements at this time were satisfied by unrealized appreciation on investments held at the futures commission merchant including a forward funding excess of $1,848,298 in open equity over the required margin deposit amount). The ending per unit NAV on June 30, 2008 was $84.05.

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

During the six month period ended June 30, 2008, the daily average total net assets of US12OF were $10,713,219. During the six month period ended June 30, 2008, the management fee paid by US12OF amounted to $31,964, and was accrued daily. Management fees as a percentage of average net assets averaged 0.60% over the course of this six month period.

US12OF pays for all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. For the six month period ended June 30, 2008, US12OF did not incur any ongoing registration fees or other offering expenses. In addition, the General Partner, though under no obligation to do so, has agreed to pay certain costs for tax reporting and audit expenses normally borne by US12OF to the extent that such expenses exceed 0.15% (15 basis points) of its NAV, on an annualized basis, until December 31, 2008. The General Partner has no obligation to continue such payment into subsequent years. US12OF is responsible for paying the fees and expenses, including directors’ and officers’ liability insurance, of the independent directors of the General Partner who are also audit committee members. US12OF shares these fees with USOF, USNG, USG and USHO based on the relative assets of each fund computed on a daily basis. These fees for calendar year 2008 are estimated to be a total of $286,000 for all five funds.

US12OF also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the six month period ended June 30, 2008, total commissions paid to brokers amounted to $1,502. Prior to the initial offering of its units, US12OF had estimated that its annual level of such commissions was expected to be 0.13% of total net assets. As an annualized percentage of average net assets, the figure for the six month period ended June 30, 2008 represented approximately 0.03% of average net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Interest Income. US12OF seeks to invest its assets such that it holds Futures Contracts and Other Crude Oil-Related Investments in an amount equal to the total net assets of the portfolio. Typically, such investments do not require US12OF to pay the full amount of the contract value at the time of purchase, but rather require US12OF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, US12OF retains an amount that is approximately equal to its total net assets, which US12OF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash held with US12OF’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the six month period ended June 30, 2008, US12OF earned $113,197 in interest income on such cash holdings. Based on US12OF’s average daily total net assets during this time period, this is equivalent to an annualized yield of 2.12%. US12OF did not purchase Treasuries during the six month period ended June 30, 2008 and held all of its funds in cash and/or cash equivalents during this time period.

Tracking US12OF’s Benchmark. US12OF seeks to manage its portfolio such that changes in its average daily NAV, on a percentage basis, closely track changes in the average of the daily prices of the Benchmark Futures Contracts, also on a percentage basis. Specifically, US12OF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in the NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change of the Benchmark Futures Contracts. As an example, if the average daily movement of the average of the prices of the Benchmark Futures Contracts for a particular 30-day time period was 0.5% per day, US12OF’s management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). US12OF’s portfolio management goals do not include trying to make the nominal price of US12OF’s NAV equal to the average of the nominal prices of the current Benchmark Futures Contracts or the spot price for crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed crude oil Futures Contracts.

For the 30 valuation days ended June 30, 2008, the simple average daily change in the Benchmark Futures Contracts was 0.433%, while the simple average daily change in the NAV of US12OF over the same time period was 0.434%. The average daily difference was 0.001% (or 0.1 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contracts, the average error in daily tracking by the NAV was 0.567%, meaning that over this time period US12OF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Since the offering of US12OF units to the public on December 6, 2007 to June 30, 2008, the simple average daily change in the Benchmark Futures Contracts was 0.382%, while the simple average daily change in the NAV of US12OF over the same time period was 0.385%. The average daily difference was 0.004% (or 0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contracts, the average error in daily tracking by the NAV was 0.610%, meaning that over this time period US12OF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of US12OF versus the return of its Benchmark Futures Contracts can be calculated by comparing the actual return of US12OF, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that US12OF’s returns had been exactly the same as the daily changes in its Benchmark Futures Contracts.

For the six month period ended June 30, 2008, the actual total return of US12OF as measured by changes in its NAV was 54.99%. This is based on an initial NAV of $54.23 on December 31, 2007 and an ending NAV as of June 30, 2008 of $84.05. During this time period, US12OF made no distributions to its unitholders. However, if US12OF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, US12OF would have ended the second quarter of 2008 with an estimated NAV of $83.73, for a total return over the relevant time period of 54.40%. The difference between the actual NAV total return of US12OF of 54.99% and the expected total return based on the Benchmark Futures Contract of 54.40% was an error over the time period of 0.59%, which is to say that US12OF’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that US12OF collects on its cash and cash equivalent holdings. In addition, during the six month period ended June 30, 2008, US12OF also collected fees from brokerage firms creating or redeeming baskets of units. This income also contributed to US12OF’s actual return exceeding the benchmark results. However, if the total assets of US12OF continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return.

There are currently three factors that have impacted, during the latest period, or are most likely to impact, US12OF’s ability to accurately track its Benchmark Futures Contracts.

First, US12OF may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day in which US12OF executes the trade. In that case, US12OF may get a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily NAV of US12OF to either be too high or too low relative to the changes in the daily benchmark. During the six month period ended June 30, 2008, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sales of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for US12OF to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact US12OF’s attempt to track its benchmark over time.

Second, US12OF earns interest on its cash, cash equivalents and Treasury holdings. US12OF is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the six month period ended June 30, 2008. Interest payments, and any other income, were retained within the portfolio and added to US12OF’s NAV. When this income exceeds the level of US12OF’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), US12OF will realize a net yield that will tend to cause daily changes in the NAV of US12OF to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. During the six month period ended June 30, 2008, US12OF earned, on an annualized basis, approximately 2.12% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.03% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.24% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately 1.25% and affected US12OF’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. If short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error would become a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contracts.

Third, US12OF may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts’ total return movements. In that case, the error in tracking the benchmark could result in daily changes in the NAV of US12OF that are either too high, or too low, relative to the daily changes in the benchmark. During the six month period ended June 30, 2008, US12OF did not hold any Other Crude Oil-Related Investments. However, there can be no assurance that in future quarters US12OF will not make use of such Other Crude Oil-Related Investments.

During the six month period ended June 30, 2008, the average prices of front 12 month Benchmark Futures Contracts rose from near the $93.28 level to approximately the $141.14 level. The prices of front month contracts were also higher than the prices of second or third month contracts for most of this time period.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During the previous two years, including 2006 and the first half of 2007, these markets have experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation and remained in that condition for the rest of the year. The crude oil markets remained in backwardation for all of the first quarter of 2008. The crude oil market remained in backwardation until late in the second quarter when it moved into a contango market. The chart below compares the price of the near month contract to the average price of the first 12 months over the last 10 years (1998-2007). When the price of the near month contract is higher than the average price of the front 12 month contracts, the market would be described as being in backwardation. When the price of the near month contract is lower than the average price of the front 12 month contracts, the market would be described as being in contango. Although the prices of the near month contract and the average price of the front 12 month contracts do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the average price of the 12 month contracts (backwardation), and other times they are below the average price of the front 12 month contracts (contango).

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract from the dollar price of the near month contract the average dollar price of the front 12 month contracts. If the resulting number is a positive number, then the near month price is higher than the average price of the front 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the front 12 months and the market could be described as being in contango. The chart below shows the results from subtracting from the near month price the average price of the front 12 month contracts for the 10 year period between 1998 and 2007.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An investment in a portfolio that involved owning only the near month contract would likely produce a different result than an investment in a portfolio that owned an equal number of each of the front 12 month’s worth of contracts. Generally speaking, when the crude oil futures market is in backwardation, the near month only portfolio would tend to have a higher total return than the 12 month portfolio. Conversely, if the crude oil futures market was in contango, the portfolio containing 12 months' worth of contracts would tend to outperform the near month only portfolio. The chart below shows the results of owning a portfolio consisting of the near month contract versus a portfolio containing the front 12 months' worth of contracts. In this example, each month, the near month only portfolio would sell the near month contract at expiration and buy the next month out contract. The portfolio holding an equal number of the front 12 months' worth of contracts would sell the near month contract at expiration and replace it with the contract that becomes the new 12 month contract.

*PAST PRICE MOVEMENTS OF CRUDE OIL, NATURAL GAS AND HEATING OIL ARE NOT INDICATIVE OF FUTURE PRICE MOVEMENTS

As seen in the chart, there have been periods of both positive and negative annual total returns for both portfolios over the last 10 years. In addition, there have been periods during which the near month only approach had higher returns, and periods where the 12 month approach had higher total returns. The above chart does not represent the performance history of US12OF or any affiliated funds.

The General Partner believes that holding futures contracts whose expiration dates are spread out over a 12 month period of time will cause the total return of such a portfolio to vary compared to a portfolio that holds only a single month’s contract (such as the near month contract).  In particular, the General Partner believes that the total return of a portfolio holding contracts with a range of expiration months will be impacted differently by the price relationship between different contract months of the same commodity future compared to the total return of a portfolio consisting of the near month contract.  The General Partner believes that based on historical evidence a portfolio that held futures contracts with a range of expiration dates spread out over a 12 month period of time typically would be impacted less by the positive effect of backwardation, and less by the negative effect of contango, compared to a portfolio that held contracts of a single near month. As a result, absent the impact of any other factors, a portfolio of 12 different monthly contracts would tend to have a lower total return than a near month only portfolio in a backwardation market and a higher total return in a contango market.  However there can be no assurance that such historical relationships would provide the same or similar results in the future.

Periods of contango or backwardation do not meaningfully impact US12OF’s investment objective of having percentage changes in its per unit NAV track percentage changes in the price of the Benchmark Futures Contracts since the impact of backwardation and contango tended to equally impact the percentage changes in price of both US12OF’s units and the Benchmark Futures Contracts. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Crude Oil Market. During the six month period ended June 30, 2008, crude oil prices were impacted by several factors. On the consumption side, demand remained strong outside the United States as continued global economic growth, especially in emerging economies such as China and India, remained brisk. Additionally, the U.S. dollar, the currency in which crude oil is traded globally, continued to fall, effectively making crude oil cheaper for most non-U.S. dollar economies. Concerns about a weakening U.S. economy leading to reduced demand for oil products was a factor in the first quarter and became more pronounced in the second quarter of 2008. On the supply side, production remained steady despite concerns about violence impacting production in Iraq and Nigeria. Political tensions between Iran and the United States also contributed to market concerns about interruptions in production. At the same time, a concern remained about the ability of major oil producing countries to continue to raise their production to accommodate increasing demand. However, oil prices trended upward during the quarter as a slowing U.S. economy was not enough to improve the global supply and demand balance.

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

US12OF currently generates cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on Treasuries, cash and/or cash equivalents. US12OF has allocated substantially all of its net assets to trading in Crude Oil Interests. US12OF invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of the NAV is held in cash and cash equivalents that are used as margin and as collateral for US12OF’s trading in Crude Oil Interests. The percentage that Treasuries will bear to the total net assets will vary from period to period as the market values of the Crude Oil Interests change. The balance of the net assets is held in US12OF’s Futures Contracts and Other Crude Oil-Related Investments trading account. Interest earned on US12OF’s interest-bearing funds is paid to US12OF.

US12OF’s investment in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in Futures Contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a Futures Contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent US12OF from promptly liquidating its positions in Futures Contracts.  During the six month period ended June 30, 2008, US12OF was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, US12OF cannot predict whether such an event may occur in the future.

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

Market Risk

Trading in Futures Contracts and Other Crude Oil-Related Investments, such as forwards, involves US12OF entering into contractual commitments to purchase or sell oil at a specified date in the future. The gross or face amount of the contracts will significantly exceed US12OF’s future cash requirements since US12OF intends to close out its open positions prior to settlement. As a result, US12OF is generally only subject to the risk of loss arising from the change in value of the contracts. US12OF considers the “fair value” of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with US12OF’s commitments to purchase oil is limited to the gross face amount of the contracts held. However, should US12OF enter into a contractual commitment to sell oil, it would be required to make delivery of the oil at the contract price, repurchase the contract at prevailing prices or settle in cash. Since there are no limits on the future price of oil, the market risk to US12OF could be unlimited.

US12OF’s exposure to market risk depends on a number of factors, including the markets for oil, the volatility of interest rates and foreign exchange rates, the liquidity of the Futures Contracts and Other Crude Oil-Related Investments markets and the relationships among the contracts held by US12OF. The limited experience that US12OF has had in utilizing its model to trade in Crude Oil Interests in a manner intended to track the changes in the spot price of crude oil, as well as drastic market occurrences, could ultimately lead to the loss of all or substantially all of an investor’s capital.

Credit Risk

When US12OF enters into Futures Contracts and Other Crude Oil-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the NYMEX and on most other foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to US12OF in such circumstances.

The General Partner attempts to manage the credit risk of US12OF by following various trading limitations and policies. In particular, US12OF generally posts margin and/or holds liquid assets that are approximately equal to the face amount of its obligations to counterparties under the Futures Contracts and Other Crude Oil-Related Investments it holds. The General Partner has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of US12OF to limit its credit exposure. UBS Securities LLC, US12OF’s commodity broker, or any other broker that may be retained by US12OF in the future, when acting as US12OF’s futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to US12OF, all assets of US12OF relating to domestic Futures Contracts trading. These futures commission merchants are not allowed to commingle US12OF’s assets with its other assets. In addition, the CFTC requires commodity brokers to hold in a secure account the US12OF assets related to foreign Futures Contracts trading.

As of June 30, 2008, US12OF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $5,770,611. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of June 30, 2008, US12OF has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of US12OF. While US12OF’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on US12OF’s financial position.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives (Including Spreads and Straddles)

In the future, US12OF may purchase over-the-counter contracts. Unlike most of the exchange-traded Futures Contracts or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

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

To protect itself from the credit risk that arises in connection with such contracts, US12OF may enter into agreements with each counterparty that provide for the netting of its overall exposure to such counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. US12OF also may require that the counterparty be highly rated and/or provide collateral or other credit support to address US12OF’s exposure to the counterparty. In addition, it is also possible for US12OF and its counterparty to agree to clear their agreement through an established futures clearing house such as those connected to the NYMEX or the ICE Futures. In that event, US12OF would no longer have credit risk of its original counterparty, as the clearinghouse would now be US12OF’s counterparty. US12OF would still retain any price risk associated with its transaction.

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

During the six month period ended June 30, 2008, US12OF did not employ any hedging methods since all of its investments were made over an exchange. Therefore, US12OF was not exposed to counterparty risk.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There has not been a material change from the risk factors previously disclosed in US12OF's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

United States 12 Month Oil Fund, LP (Registrant)
By:	United States Commodity Funds LLC, its general partner
(formerly known as Victoria Bay Asset Management, LLC)

By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer

Date: August 14, 2008

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer

Date: August 14, 2008