Form 10-Q
period 2008-09-30
United States 12 Month Oil Fund, LP
filed 2008-11-14
CIK 1405528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33859

United States 12 Month Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-0431897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☒ Yes    ☐ No

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

UNITED STATES 12 MONTH OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Oil Fund, LP
Condensed Statements of Financial Condition
At September 30, 2008 (Unaudited) and December 31, 2007

	September 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$4,769,004	$18,174,276
Equity in UBS Securities LLC trading accounts:
Cash	1,505,376	1,999,108
Unrealized gain (loss) on open commodity futures contracts	(214,800)	1,525,370
Interest receivable	5,859	4,994
Receivable from general partner	132,953	-

Total assets	$6,198,392	$21,703,748

Liabilities and Partners' Capital
General Partner management fees (Note 3)	$3,094	$8,790
Brokerage commissions payable	300	-
Other liabilities	134,858	3,479

Total liabilities	138,252	12,269

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	6,060,140	21,691,479
Total Partners' Capital	6,060,140	21,691,479

Total liabilities and partners' capital	$6,198,392	$21,703,748

Limited Partners' units outstanding	100,000	400,000
Net asset value per unit	$60.60	$54.23
Market value per unit	$60.66	$53.88

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At September 30, 2008

Open Futures Contracts
	Number of Contracts	Gains (Losses) on Open Commodity Contracts	% of Partners' Capital
United States Contracts
Crude Oil Futures contracts, expire November 2008	5	$65,750	1.08
Crude Oil Futures contracts, expire December 2008	4	51,800	0.85
Crude Oil Futures contracts, expire January 2009	5	68,820	1.14
Crude Oil Futures contracts, expire February 2009	5	44,750	0.74
Crude Oil Futures contracts, expire March 2009	5	75,550	1.25
Crude Oil Futures contracts, expire April 2009	5	7,330	0.12
Crude Oil Futures contracts, expire May 2009	5	(1,000)	(0.02)
Crude Oil Futures contracts, expire June 2009	5	(70,450)	(1.16)
Crude Oil Futures contracts, expire July 2009	5	(167,700)	(2.77)
Crude Oil Futures contracts, expire August 2009	5	(180,250)	(2.97)
Crude Oil Futures contracts, expire September 2009	5	(77,100)	(1.27)
Crude Oil Futures contracts, expire October 2009	5	(32,300)	(0.53)
	59	$(214,800)	(3.54)
Cash Equivalents
	Cost	Market Value
United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund	$1,000,929	$1,000,929	16.51
Goldman Sachs Financial Square Funds - Treasury Instruments Fund	2,057,877	2,057,877	33.96
	$3,058,806	3,058,806	50.47

Cash		1,710,198	28.22
Total Cash and Cash Equivalents		4,769,004	78.69

Cash on deposit with broker		1,505,376	24.84
Receivables in excess of liabilities		560	0.01
Total Partners' Capital		$6,060,140	100.00

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2008

	Three months ended	Nine months ended
	September 30, 2008	September 30, 2008
Income
Gains (losses) on trading of commodity futures contracts:
Realized gains on closed positions	$486,750	$2,268,860
Change in unrealized gains (losses) on open positions	(2,845,610)	(1,740,170)
Interest income	28,187	141,384
Other income	-	3,000

Total income (loss)	(2,330,673)	673,074

Expenses
General Partner management fees (Note 3)	10,804	42,768
Brokerage commissions	66	1,568
Other expenses	48,808	149,402

Total expenses	59,678	193,738

K-1 Tax expense waiver	(21,129)	(61,450)
Audit fees waiver	(24,201)	(71,504)

Net expenses	14,348	60,784

Net income (loss)	$(2,345,021)	$612,290
Net income (loss) per limited partnership unit	$(23.45)	$6.37
Net income (loss) per weighted average limited partnership unit	$(23.45)	$4.06
Weighted average limited partnership units outstanding	100,000	150,730

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the nine months ended September 30, 2008

	General Partner	Limited Partners	Total

Balances, at December 31, 2007	$-	$21,691,479	$21,691,479
Redemption of 300,000 partnership units	-	(16,243,629)	(16,243,629)
Net income	-	612,290	612,290

Balances, at September 30, 2008	$-	$6,060,140	$6,060,140

Net Asset Value Per Unit
At December 31, 2007	$54.23
At September 30, 2008	$60.60

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Statement of Cash Flows (Unaudited)
For the nine months ended September 30, 2008

Nine months ended
September 30, 2008
Cash Flows from Operating Activities:
Net income	$612,290
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in commodity futures trading account – cash	493,732
Unrealized losses on futures contracts	1,740,170
Increase in interest receivable and other assets	(133,818)
Decrease in management fees payable	(5,696)
Increase in commissions payable	300
Increase in other liabilities	131,379
Net cash provided by operating activities	2,838,357

Cash Flows from Financing Activities:
Redemption of partnership units	(16,243,629)

Net cash used in financing activities	(16,243,629)

Net Decrease in Cash and Cash Equivalents	(13,405,272)

Cash and Cash Equivalents, beginning of period	18,174,276
Cash and Cash Equivalents, end of period	$4,769,004

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Notes to Condensed Financial Statements
For the period ended September 30, 2008 (Unaudited)

 NOTE 1 - ORGANIZATION AND BUSINESS

The United States 12 Month Oil Fund, LP (“US12OF”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007. US12OF is a commodity pool that issues units that may be purchased and sold on the American Stock Exchange (the “AMEX”). US12OF will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of December 4, 2007 (the “LP Agreement”). The investment objective of US12OF is for the changes in percentage terms of its net asset value to reflect the changes in percentage terms of the price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of the 12 futures contracts on light, sweet crude oil as traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following 11 consecutive months, less US12OF’s expenses. US12OF accomplishes its objective through investments in futures contracts for light, sweet crude oil, and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other oil-related investments such as cash-settled options on Futures Contracts, forward contracts for oil and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). As of September 30, 2008, US12OF held 59 Futures Contracts traded on the NYMEX.

US12OF commenced investment operations on December 6, 2007 and has a fiscal year ending on December 31. United States Commodity Funds LLC (formerly known as Victoria Bay Asset Management, LLC) (the “General Partner”) is responsible for the management of US12OF. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator with the Commodity Futures Trading Commission effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States Gasoline Fund, LP (“USG”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America. The financial information included herein is unaudited, however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the condensed financial statements for the interim period.

US12OF issues limited partnership interests (“units”) to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 100,000 units (“Creation Baskets”) through ALPS Distributors, Inc. (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the net asset value of a unit determined as of the earlier of the close of the New York Stock Exchange (the “NYSE”) or 4:00 p.m. New York time on the day the order to create the basket is properly received. In addition, Authorized Purchasers pay US12OF a $1,000 fee for each order to create one or more Creation Baskets. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the net asset value of US12OF but rather at market prices quoted on such exchange.

In November 2007, US12OF initially registered 11,000,000 units on Form S-1 with the SEC. On December 6, 2007, US12OF listed its units on the AMEX under the ticker symbol “USL”. On that day, US12OF established its initial net asset value by setting the price at $50.00 per unit and issued 300,000 units in exchange for $15,001,000. US12OF also commenced investment operations on December 6, 2007 by purchasing Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of September 30, 2008, US12OF had registered a total of 11,000,000 units.

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

Creations and Redemptions

Authorized Purchasers may purchase units (“Creation Baskets”) or redeem units (“Redemption Baskets”) only in blocks of 100,000 units equal to the net asset value of the units determined as of the earlier of the close of the NYSE or 4:00 p.m. New York time on the day the order is placed.

US12OF records units sold or redeemed one business day after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in US12OF’s condensed statement of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at September 30, 2008.

Offering Costs

Offering costs incurred in connection with the registration of additional units after the initial registration of units are borne by US12OF. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated therewith. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.

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

Ongoing Registration Fees and Other Offering Expenses

US12OF pays all costs and expenses associated with the ongoing registration of units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine month period ended September 30, 2008, US12OF did not incur registration fees or other offering expenses.

Directors’ Fees

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

Licensing Fees

As discussed in Note 4, US12OF entered into a licensing agreement with the NYMEX on January 16, 2008. The agreement has an effective date of December 4, 2007. Pursuant to the agreement, US12OF and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the nine month period ended September 30, 2008, US12OF incurred $2,527 under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with US12OF’s tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which were borne by the General Partner, are paid by US12OF.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, US12OF pays all brokerage fees, taxes and other expenses in connection with the operation of US12OF, excluding costs and expenses paid by the General Partner as outlined in Note 4. In addition, the General Partner, though under no obligation to do so, has agreed to pay certain expenses normally borne by US12OF to the extent that such expenses exceed 0.15% (15 basis points) of its NAV, on an annualized basis, until December 31, 2008. The General Partner has no obligation to continue such payment into subsequent years. These costs are estimated to be $97,582 for the year ending December 31, 2008. For the nine month period ended September 30, 2008, management’s estimated portion of these expenses would be $96,466 under this arrangement.

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

The above fee does not include the following expenses, which are also borne by the General Partner: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

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

US12OF’s cash and other property, such as U.S. Treasuries, deposited with a futures commission merchant are considered commingled with all other customer funds subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of US12OF’s assets posted with that futures commission merchant; however, the vast majority of US12OF’s assets are held in Treasuries, cash and/or cash equivalents with US12OF’s custodian and would not be impacted by the insolvency of a futures commission merchant. Also, the failure or insolvency of US12OF’s custodian could result in a substantial loss of US12OF’s assets.

US12OF invests its cash in money market funds that seek to maintain a stable net asset value. US12OF is exposed to any risk of loss associated with an investment in these money market funds. As of September 30, 2008 and December 31, 2007, US12OF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $6,274,380 and $20,173,384, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the nine months ended September 30, 2008 for the limited partners. This information has been derived from information presented in the condensed financial statements.

For the nine months ended
September 30, 2008 (unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$54.23
Total income	6.77
Net expenses	(0.40)
Net increase in net asset value	6.37
Net asset value, end of period	$60.60

Total Return	11.75%

Ratios to Average Net Assets
Total income	7.07%
Expenses excluding management fees*	(0.25)%
Management fees*	(0.60)%
Net income	6.43%

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

The following table summarizes the valuation of US12OF’s securities at September 30, 2008 using the fair value hierarchy:

At September 30, 2008	Total	Level I	Level II	Level III

Investments	$3,058,806	$3,058,806	$-	$-
Derivative assets	(214,800)	(214,800)	-	-

NOTE 8 – SUBSEQUENT EVENTS

On September 18, 2008, US12OF announced that it would transfer the listing of its limited partnership units that are listed on the AMEX to the NYSE Arca, Inc. in connection with NYSE Euronext’s acquisition of the AMEX. US12OF expects that the listing transfer will occur sometime during the fourth quarter of 2008.

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

Introduction

US12OF, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the American Stock Exchange (the “AMEX”). On September 18, 2008, US12OF announced that it would transfer the listing of its limited partnership units that are listed on the AMEX to the NYSE Arca, Inc. in connection with NYSE Euronext’s acquisition of the AMEX. US12OF expects that the listing transfer will occur sometime during the fourth quarter of 2008. The net assets of US12OF consist primarily of investments in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the New York Mercantile Exchange (the “NYMEX”), ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”). This includes contracts that are of the standard industry size as measured in physical amounts of light, sweet crude oil, as well as similar contracts that are financially settled but are based on a percentage of the standard size contracts. US12OF may also invest in other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Crude Oil-Related Investments collectively are referred to as “Crude Oil Interests” in this quarterly report on Form 10-Q.

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

Valuation of Futures Contracts and the Computation of the NAV

The NAV of US12OF units is calculated once each trading day as of the earlier of the close of the New York Stock Exchange (the “NYSE”) or 4:00 p.m. New York time. The NAV for a particular trading day is released after 4:15 p.m. New York time. Trading on the NYSE typically closes at 4:00 p.m. New York time. US12OF uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other US12OF investments, including ICE Futures contracts or other futures contracts, as of the earlier of the close of the NYSE or 4:00 p.m. New York time.

Management’s Discussion of Results of Operations and the Crude Oil Market

Results of Operations.  On December 6, 2007, US12OF listed its units on the AMEX under the ticker symbol “USL.” On that day, US12OF established its initial offering price at $50.00 per unit and issued 300,000 units to the initial authorized purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $15,001,000 in cash. As of September 30, 2008, US12OF had issued 400,000 units, 100,000 of which were outstanding. As of September 30, 2008, there were 10,600,000 units registered but not yet issued.

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

As of September 30, 2008, the total unrealized loss on crude oil Futures Contracts owned or held on that day was $(214,800) and US12OF established cash deposits, including cash investments in money market funds, that were equal to $6,274,380. The majority of cash assets were held in overnight deposits at US12OF’s custodian bank, while 23.99% of the cash balance was held with the futures commission merchant as margin deposits for the Futures Contracts purchased (margin requirements at this time were satisfied by unrealized appreciation on investments held at the futures commission merchant). The ending per unit NAV on September 30, 2008 was $60.60.

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

During the nine month period ended September 30, 2008, the daily average total net assets of US12OF were $9,521,254. During the nine month period ended September 30, 2008, the management fee paid by US12OF amounted to $42,768, and was accrued daily. Management fees as a percentage of average net assets averaged 0.60% over the course of this nine month period.

US12OF pays for all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. For the nine month period ended September 30, 2008, US12OF did not incur any ongoing registration fees or other offering expenses. In addition, the General Partner, though under no obligation to do so, has agreed to pay certain costs for tax reporting and audit expenses normally borne by US12OF to the extent that such expenses exceed 0.15% (15 basis points) of its NAV, on an annualized basis, until December 31, 2008. The General Partner has no obligation to continue such payment into subsequent years. US12OF is responsible for paying the fees and expenses, including directors’ and officers’ liability insurance, of the independent directors of the General Partner who are also audit committee members. US12OF shares these fees with USOF, USNG, USG and USHO  based on the relative assets of each fund computed on a daily basis. These fees for calendar year 2008 are estimated to be a total of $286,000 for all five funds.

US12OF also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the nine month period ended September 30, 2008, total commissions paid to brokers amounted to $1,568. Prior to the initial offering of its units, US12OF had estimated that its annual level of such commissions was expected to be 0.13% of total net assets. As an annualized percentage of average net assets, the figure for the nine month period ended September 30, 2008 represented approximately 0.02% of average net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Interest Income. US12OF seeks to invest its assets such that it holds Futures Contracts and Other Crude Oil-Related Investments in an amount equal to the total net assets of the portfolio. Typically, such investments do not require US12OF to pay the full amount of the contract value at the time of purchase, but rather require US12OF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, US12OF retains an amount that is approximately equal to its total net assets, which US12OF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash held with US12OF’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the nine month period ended September 30, 2008, US12OF earned $141,384 in interest income on such cash holdings. Based on US12OF’s average daily total net assets during this time period, this is equivalent to an annualized yield of 1.98%.

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

For the 30 valuation days ended September 30, 2008, the simple average daily change in the Benchmark Futures Contracts was (0.332)%, while the simple average daily change in the NAV of US12OF over the same time period was (0.325)%. The average daily difference was 0.007% (or 0.7 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contracts, the average error in daily tracking by the NAV was 0.530%, meaning that over this time period US12OF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Since the offering of US12OF units to the public on December 6, 2007 to September 30, 2008, the simple average daily change in the Benchmark Futures Contracts was 0.114%, while the simple average daily change in the NAV of US12OF over the same time period was 0.119%. The average daily difference was 0.005% (or 0.5 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contracts, the average error in daily tracking by the NAV was 0.643%, meaning that over this time period US12OF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of US12OF versus the return of its Benchmark Futures Contracts can be calculated by comparing the actual return of US12OF, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that US12OF’s returns had been exactly the same as the daily changes in its Benchmark Futures Contracts.

For the nine month period ended September 30, 2008, the actual total return of US12OF as measured by changes in its NAV was 11.75%. This is based on an initial NAV of $54.23 on December 31, 2007 and an ending NAV as of September 30, 2008 of $60.60. During this time period, US12OF made no distributions to its unitholders. However, if US12OF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, US12OF would have ended the third quarter of 2008 with an estimated NAV of $60.04, for a total return over the relevant time period of 10.74%. The difference between the actual NAV total return of US12OF of 11.75% and the expected total return based on the Benchmark Futures Contract of 10.74% was an error over the time period of 1.01%, which is to say that US12OF’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that US12OF collects on its cash and cash equivalent holdings. In addition, during the nine month period ended September 30, 2008, US12OF also collected fees from brokerage firms creating or redeeming baskets of units. This income also contributed to US12OF’s actual return exceeding the benchmark results. However, if the total assets of US12OF continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return.

There are currently three factors that have impacted, during the latest period, or are most likely to impact, US12OF’s ability to accurately track its Benchmark Futures Contracts.

First, US12OF may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day in which US12OF executes the trade. In that case, US12OF may get a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily NAV of US12OF to either be too high or too low relative to the changes in the daily benchmark. During the nine month period ended September 30, 2008, management attempted to minimize the effect of these transactions by seeking to execute its purchases or sales of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for US12OF to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact US12OF’s attempt to track its benchmark over time.

Second, US12OF earns interest on its cash, cash equivalents and Treasury holdings. US12OF is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the nine month period ended September 30, 2008. Interest payments, and any other income, were retained within the portfolio and added to US12OF’s NAV. When this income exceeds the level of US12OF’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), US12OF will realize a net yield that will tend to cause daily changes in the NAV of US12OF to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. During the nine month period ended September 30, 2008, US12OF earned, on an annualized basis, approximately 1.98% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.02% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.23% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately 1.13% and affected US12OF’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. If short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error would become a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contracts.

Third, US12OF may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts’ total return movements. In that case, the error in tracking the benchmark could result in daily changes in the NAV of US12OF that are either too high, or too low, relative to the daily changes in the benchmark. During the nine month period ended September 30, 2008, US12OF did not hold any Other Crude Oil-Related Investments. However, there can be no assurance that in future quarters US12OF will not make use of such Other Crude Oil-Related Investments.

During the nine month period ended September 30, 2008, the average prices of front 12 month Benchmark Futures Contracts rose from near the $93.28 level to approximately the $101.59 level. The prices of front month contracts were also higher than the prices of second month contracts for most of the first quarter of 2008 and the first half of the second quarter of 2008. The price of the front month contract was less than the second month contract for the balance of the second quarter of 2008 and most of the third quarter of 2008, although the front month price finished the end of the third quarter of 2008 higher than the second month contract.

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

As an example, assume that the price of crude oil for immediate delivery (the “spot” price), was $50 per barrel, and the value of a position in the near month futures contract was also $50. Over time, the price of the barrel of crude oil will fluctuate based on a number of market factors, including demand for oil relative to its supply. The value of the near month contract will likewise fluctuate in reaction to a number of market factors. If investors seek to maintain their position in a near month contract and not take delivery of the oil, every month they must sell their current near month contract as it approaches expiration and invest in the next month contract.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During the previous two years, including 2006 and the first half of 2007, these markets have experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation and remained in that condition for the rest of the year. The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango. The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation. The chart below compares the price of the near month contract to the average price of the first 12 months over the last 10 years (1998-2007). When the price of the near month contract is higher than the average price of the front 12 month contracts, the market would be described as being in backwardation. When the price of the near month contract is lower than the average price of the front 12 month contracts, the market would be described as being in contango. Although the prices of the near month contract and the average price of the front 12 month contracts do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the average price of the 12 month contracts (backwardation), and other times they are below the average price of the front 12 month contracts (contango).

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An investment in a portfolio that involved owning only the near month contract would likely produce a different result than an investment in a portfolio that owned an equal number of each of the front 12 months’ worth of contracts. Generally speaking, when the crude oil futures market is in backwardation, the near month only portfolio would tend to have a higher total return than the 12 month portfolio. Conversely, if the crude oil futures market was in contango, the portfolio containing 12 months’ worth of contracts would tend to outperform the near month only portfolio. The chart below shows the results of owning a portfolio consisting of the near month contract versus a portfolio containing the front 12 months’ worth of contracts. In this example, each month, the near month only portfolio would sell the near month contract at expiration and buy the next month out contract. The portfolio holding an equal number of the front 12 months’ worth of contracts would sell the near month contract at expiration and replace it with the contract that becomes the new twelfth month contract.

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

Crude Oil Market. During the nine month period ended September 30, 2008, crude oil prices were impacted by several factors. On the consumption side, demand remained strong outside the United States as continued global economic growth, especially in emerging economies such as China and India, remained brisk. Additionally, the U.S. dollar, the currency in which crude oil is traded globally, continued to fall, effectively making crude oil cheaper for most non-U.S. dollar economies. Crude oil prices reached an all time high in July 2008 when the front month contract price reached approximately $145 a barrel.

However, concerns about a weakening U.S. economy leading to reduced demand for oil products became a major factor late in the third quarter of 2008. On the supply side, production remained steady despite concerns about violence impacting production in Iraq and Nigeria. Political tensions between Iran and the United States also contributed to market concerns about interruptions in production. At the same time, a concern remained about the ability of major oil producing countries to continue to raise their production to accommodate increasing demand. However, oil prices reversed their upward trend and fell sharply late in the third quarter of 2008 as a slowing U.S. economy, and flat demand growth outside of the U.S., was enough to improve the global supply and demand balance. The front month futures contract ended the third quarter of 2008 at approximately $100, down 31% from its July 2008 highs.

Crude Oil Price Movements in Comparison to other Energy Commodities and Investment Categories. The General Partner believes that investors frequently measure the degree to which prices or total returns of one investment or asset class move up or down in value in concert with another investment or asset class. Statistically, such a measure is usually done by measuring the correlation of the price movements of the two different investments or asset classes over some period of time. The correlation is scaled between 1 and -1, where 1 indicates that the two investment options move up or down in price or value together, known as “positive correlation,” and -1 indicating that they move in completely opposite directions, known as “negative correlation.” A correlation of 0 would mean that the movements of the two are neither positively or negatively correlated, known as “non-correlation.” That is, the investment options sometimes move up and down together and other times move in opposite directions.

For the ten year time period between 1997 and 2007, the chart below compares the monthly movements of crude oil versus the monthly movements of several other energy commodities, natural gas, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis was NOT strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in crude oil had a strong positive correlation to movements in heating oil and unleaded gasoline. Finally, crude oil had a positive, but weaker, correlation with natural gas.

10 Year Correlation Matrix 1997-2007	Large Cap U.S. Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Natural Gas	Heating Oil	Crude Oil
Large Cap U.S. Equities (S&P 500)	1	-0.237	0.949	-0.087	-0.008	-0.065	-0.037
US Govt. Bonds (EFFAS U.S. Government Bond Index)		1	-0.259	-0.175	0.197	0.065	0.033
Global Equities (FTSE World Index)			1	0.124	0.029	-0.003	0.040
Unleaded Gasoline				1	0.267	0.663	0.634
Natural Gas					1	0.480	0.344
Heating Oil						1	0.802
Crude Oil							1
source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Investors are cautioned that the historical price relationships between crude oil and various other energy commodities, as well as other investment asset classes, as measured by correlation may not be reliable predictors of future price movements and correlation results. The results pictured above would have been different if a different range of dates had been selected. The General Partner believes that crude oil has historically not demonstrated a strong correlation with equities or bonds over long periods of time. However, the General Partner also believes that in the future it is possible that crude oil could have long term correlation results that indicate prices of crude oil more closely track the movements of equities or bonds. In addition, the General Partner believes that, when measured over time periods shorter than ten years, there will always be some periods where the correlation of crude oil to equities and bonds will be either more strongly positively correlated or more strongly negatively correlated than the long term historical results suggest.

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the nine months ended September 30, 2008, crude oil continued to have a strong positive correlation with heating oil and unleaded gasoline. During this period it also had a stronger correlation with the movements of natural gas than it had displayed over the prior ten year period. Notably, the correlation between crude oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the prior ten years, displayed results that indicated that they had a weak but positive correlation over this shorter time period, particularly due to the recent downturn in the U.S. economy. Finally, the results showed that crude oil and U.S. government bonds, which had essentially been non-correlated for the prior ten year period, were weakly negatively correlated over this more recent time period.

Correlation Matrix 2008 YTD (9 months)	Large Cap US Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Natural Gas	Heating Oil	Crude Oil
Large Cap U.S. Equities (S&P 500)	1	-0.641	0.920	0.565	-0.152	0.214	0.289
US Govt. Bonds (EFFAS U.S. Government Bond Index)		1	-0.682	-0.581	-0.045	-0.414	-0.507
Global Equities (FTSE World Index)			1	0.760	0.108	0.496	0.575
Gasoline				1	0.650	0.900	0.923
Natural Gas					1	0.805	0.771
Heating Oil						1	0.914
Crude Oil							1
source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

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

US12OF’s investment in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in Futures Contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a Futures Contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent US12OF from promptly liquidating its positions in Futures Contracts.  During the nine month period ended September 30, 2008, US12OF was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, US12OF cannot predict whether such an event may occur in the future.

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

As of September 30, 2008, US12OF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $6,274,380. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of September 30, 2008, US12OF has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of US12OF. While US12OF’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on US12OF’s financial position.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, US12OF requires liquidity to redeem units, which redemptions must be in blocks of 100,000 units called “Redemption Baskets.” US12OF has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of units being redeemed.

Contractual Obligations

US12OF’s primary contractual obligations are with the General Partner. In return for its services, the General Partner is entitled to a management fee calculated as a fixed percentage of US12OF’s NAV, currently 0.60% of US12OF’s NAV for its average net assets.

The General Partner agreed to pay the start-up costs associated with the formation of US12OF, primarily its legal, accounting and other costs in connection with the General Partner’s registration with the CFTC as a CPO and the registration and listing of US12OF and its units with the SEC, FINRA and the AMEX, respectively. However, offering costs incurred in connection with registering and listing additional units of US12OF are directly borne on an ongoing basis by US12OF, and not by the General Partner.

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

In addition to the General Partner’s management fee, US12OF pays its brokerage fees (including fees to a futures commission merchant), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of units, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of US12OF’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a futures commission merchant are on a contract-by-contract, or round turn, basis.  US12OF also pays a portion of the fees and expenses of the independent directors of the General Partner.  See Note 3 to the Notes to Condensed Financial Statements (Unaudited).

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

The creditworthiness of each potential counterparty is assessed by the General Partner. The General Partner assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by the General Partner’s board of directors. Furthermore, the General Partner on behalf of US12OF only enters into over-the-counter contracts with (a) members of the Federal Reserve System or foreign banks with branches regulated by the Federal Reserve Board; (b) primary dealers in U.S. government securities; (c) broker-dealers; (d) commodity futures merchants; or (e) affiliates of the foregoing. Existing counterparties are also reviewed periodically by the General Partner.

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

During the nine month period ended September 30, 2008, US12OF did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, US12OF was not exposed to counterparty risk.

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

United States 12 Month Oil Fund, LP (Registrant)
By:	United States Commodity Funds LLC, its general partner
(formerly known as Victoria Bay Asset Management, LLC)

By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer

Date: November 14, 2008

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer

Date: November 14, 2008