Form 10-Q
period 2009-03-31
United States 12 Month Oil Fund, LP
filed 2009-05-15
CIK 1405528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33859

United States 12 Month Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-0431897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes    ☐ No

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

☐ Yes    ☒ No

UNITED STATES 12 MONTH OIL FUND, LP
Table of Contents

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

United States 12 Month Oil Fund, LP
Condensed Statements of Financial Condition
At March 31, 2009 (Unaudited) and December 31, 2008

	March 31, 2009	December 31, 2008
Assets
Cash and cash equivalents	$120,171,370	$4,012,323
Equity in UBS Securities LLC trading accounts:
Cash	11,044,817	4,993,212
Unrealized gain (loss) on open commodity futures contracts	17,225,370	(2,754,630)
Interest receivable	29,581	2,343
Receivable from general partner	11,227	97,019
Other assets	181,354	-

Total assets	$148,663,719	$6,350,267

Liabilities and Partners' Capital
General Partner management fees (Note 3)	$72,764	$2,151
Brokerage commissions payable	15,532	650
Other liabilities	30,219	99,888

Total liabilities	118,515	102,689

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	148,545,204	6,247,578
Total Partners' Capital	148,545,204	6,247,578

Total liabilities and partners' capital	$148,663,719	$6,350,267

Limited Partners' units outstanding	4,900,000	200,000
Net asset value per unit	$30.32	$31.24
Market value per unit	$30.24	$29.89

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At March 31, 2009

Open Futures Contracts
		Gain on	% of
	Number of	Open Commodity	Partners'
	Contracts	Contracts	Capital
United States Contracts
Crude Oil Futures contracts, expire May 2009	221	$1,275,640	0.86
Crude Oil Futures contracts, expire June 2009	221	1,313,710	0.88
Crude Oil Futures contracts, expire July 2009	221	1,363,890	0.92
Crude Oil Futures contracts, expire August 2009	221	1,372,240	0.92
Crude Oil Futures contracts, expire September 2009	221	1,402,780	0.94
Crude Oil Futures contracts, expire October 2009	222	1,442,370	0.97
Crude Oil Futures contracts, expire November 2009	221	1,478,110	1.00
Crude Oil Futures contracts, expire December 2009	221	1,510,860	1.02
Crude Oil Futures contracts, expire January 2010	221	1,534,770	1.03
Crude Oil Futures contracts, expire February 2010	221	1,544,390	1.04
Crude Oil Futures contracts, expire March 2010	221	1,560,660	1.05
Crude Oil Futures contracts, expire April 2010	221	1,425,950	0.96
	2,653	17,225,370	11.59
Cash Equivalents
	Cost	Market Value
United States - Money Market Funds
Fidelity Institutional Government Portfolio – Class I	$40,002,946	40,002,946	26.93
Goldman Sachs Financial Square Funds - Government Fund	32,381,011	32,381,011	21.80
	$72,383,957	72,383,957	48.73

Cash		47,787,413	32.17
Total Cash and Cash Equivalents		120,171,370	80.90

Cash on deposit with broker		11,044,817	7.44
Other assets and receivables in excess of liabilities		103,647	0.07
Total Partners' Capital		$148,545,204	100.00

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2009 and 2008

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008
Income
Gains (losses) on trading of commodity futures contracts:
Realized gains (losses) on closed positions	$(2,984,510)	$415,890
Change in unrealized gains (losses) on open positions	19,980,000	(263,660)
Interest income	44,621	87,067
Other income	15,000	2,000

Total income	17,055,111	241,297

Expenses
General Partner management fees (Note 3)	97,263	20,846
Brokerage commissions	28,767	1,590
Other expenses	51,336	13,537

Total expenses	177,366	35,973

Expense waiver	(11,227)	-

Net expenses	166,139	35,973

Net income	$16,888,972	$205,324
Net income (loss) per limited partnership unit	$(0.92)	$4.08
Net income per weighted average limited partnership unit	$7.20	$0.82
Weighted average limited partnership units outstanding	2,346,667	250,549

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the three months ended March 31, 2009

	General Partner	Limited Partners	Total

Balances, at December 31, 2008	$-	$6,247,578	$6,247,578
Addition of 5,300,000 partnership units	-	141,910,552	141,910,552
Redemption of 600,000 partnership units	-	(16,501,898)	(16,501,898)
Net income	-	16,888,972	16,888,972

Balances, at March 31, 2009	$-	$148,545,204	$148,545,204

Net Asset Value Per Unit
At December 31, 2008	$31.24
At March 31, 2009	$30.32

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2009 and 2008

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008
Cash Flows from Operating Activities:
Net income	$16,888,972	$205,324
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Increase in commodity futures trading account – cash	(6,051,605)	(430,622)
Unrealized (gains) losses on futures contracts	(19,980,000)	263,660
Increase in interest receivable and other assets	(208,592)	(2,848)
Decrease in receivable from general partner	85,792	-
Increase (decrease) in management fees payable	70,613	(3,303)
Increase (decrease) in other liabilities	(54,787)	11,756
Net cash provided by (used in) operating activities	(9,249,607)	43,967

Cash Flows from Financing Activities:
Subscription of partnership units	141,910,552	-
Redemption of partnership units	(16,501,898)	(10,234,104)

Net cash provided by (used in) financing activities	125,408,654	(10,234,104)

Net Increase (Decrease) in Cash and Cash Equivalents	116,159,047	(10,190,137)

Cash and Cash Equivalents, beginning of period	4,012,323	18,174,276
Cash and Cash Equivalents, end of period	$120,171,370	$7,984,139

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Notes to Condensed Financial Statements
For the three months ended March 31, 2009 (Unaudited)

 NOTE 1 - ORGANIZATION AND BUSINESS

The United States 12 Month Oil Fund, LP (“US12OF”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007.  US12OF is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, US12OF’s units traded on the American Stock Exchange (the “AMEX”). US12OF will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of December 4, 2007 (the “LP Agreement”). The investment objective of US12OF is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of the 12 futures contracts on light, sweet crude oil as traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following 11 consecutive months, less US12OF’s expenses. US12OF accomplishes its objectives through investments in futures contracts for light, sweet crude oil, and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other oil-related investments such as cash-settled options on Futures Contracts, forward contracts for oil and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). As of March 31, 2009, US12OF held 2,653 Futures Contracts traded on the NYMEX.

US12OF commenced investment operations on December 6, 2007 and has a fiscal year ending on December 31. United States Commodity Funds LLC (formerly known as Victoria Bay Asset Management, LLC) (the “General Partner”) is responsible for the management of US12OF. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively.

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

US12OF issues limited partnership interests (“units”) to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 100,000 units (“Creation Baskets”) through ALPS Distributors, Inc. (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the net asset value of a unit determined as of the earlier of the close of the New York Stock Exchange (the “NYSE”) or 4:00 p.m. New York time on the day the order to create the basket is properly received. In addition, Authorized Purchasers pay US12OF a $1,000 fee for each order to create one or more Creation Baskets or redeem one or more baskets consisting of 100,000 units ("Redemption Baskets). Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the net asset value of US12OF but rather at market prices quoted on such exchange.

In November 2007, US12OF initially registered 11,000,000 units on Form S-1 with the SEC. On December 6, 2007, US12OF listed its units on the AMEX under the ticker symbol “USL”. On that day, US12OF established its initial net asset value by setting the price at $50.00 per unit and issued 300,000 units in exchange for $15,001,000.  US12OF also commenced investment operations on December 6, 2007 by purchasing Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of March 31, 2009, US12OF had registered a total of 111,000,000 units.

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

Additions and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 units equal to the net asset value of the units determined as of 4:00 p.m. New York time on the day the order is placed.

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

Calculation of Net Asset Value

US12OF’s net asset value is calculated on each trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units issued and outstanding. US12OF uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at March 31, 2009.

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

Ongoing Registration Fees and Other Offering Expenses

US12OF pays all costs and expenses associated with the ongoing registration of units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three month periods ended March 31, 2009 and 2008, US12OF incurred $21,000 and $0, respectively, in registration fees and other offering expenses.

Directors’ Fees

US12OF is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also its audit committee members. US12OF shares these fees with USOF, USNG, UGA and USHO based on the relative assets of each fund, computed on a daily basis. These fees for the calendar year 2009 are estimated to be a total of $477,000 for all funds.

Licensing Fees

As discussed in Note 4, US12OF entered into a licensing agreement with the NYMEX on January 16, 2008. Pursuant to the agreement, US12OF and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000.  During the three month periods ended March 31, 2009 and 2008, US12OF incurred $3,997 and $1,370, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with US12OF’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which were borne by the General Partner, are paid by US12OF.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, US12OF pays all brokerage fees, taxes and other expenses in connection with the operation of US12OF, excluding costs and expenses paid by the General Partner as outlined in Note 4. The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of US12OF’s NAV, on an annualized basis, through March 31, 2009.

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

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to US12OF and each of the affiliated funds managed by the General Partner, as well as a $20,000 annual fee for its transfer agency services. In addition, the General Partner pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of US12OF’s, USOF’s, USNG’s, UGA’s and USHO’s combined net assets, (b) 0.0465% for US12OF’s, USOF’s, USNG’s, UGA’s and USHO’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once US12OF’s, USOF’s, USNG’s, UGA’s and USHO’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The General Partner also pays transaction fees ranging from $7.00 to $30.00 per transaction.

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

US12OF invests primarily in Futures Contracts traded on the NYMEX. On January 16, 2008, US12OF and the NYMEX entered into a licensing agreement whereby US12OF was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. The agreement has an effective date of December 4, 2007. Under the licensing agreement, US12OF and the affiliated funds managed by the General Partner pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3.

US12OF expressly disclaims any association with the NYMEX or endorsement of US12OF by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

NOTE 5 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

US12OF engages in the trading of futures contracts and options on futures contracts (collectively, “derivatives”). US12OF is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

US12OF may enter into futures contracts and options on futures contracts to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place.  The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery.

The purchase and sale of future contracts and options on futures contracts require margin deposits with a futures commission merchant. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures commission merchant to segregate all customer transactions and assets from the futures commission merchant’s proprietary activities.

Futures contracts involve, to varying degrees, elements of market risk (specifically commodity price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure US12OF has in the particular classes of instruments. Additional risks associated with the use of futures contracts are an imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract.

All of the futures contracts currently traded by US12OF are exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, US12OF must rely solely on the credit of its respective individual counterparties. However, in the future, if US12OF were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any. US12OF also has credit risk since the sole counterparty to all domestic and foreign futures contracts is the exchange on which the relevant contracts are traded. In addition, US12OF bears the risk of financial failure by the clearing broker.

Fair Value of Derivative Instruments

Asset Derivatives
	As of March 31, 2009			As of December 31, 2008
Derivatives not	Condensed			Condensed
Accounted	Statement of			Statement of
for as Hedging	Financial			Financial
Instruments under	Condition	Unrealized		Condition	Unrealized
Statement 133	Location	Appreciation		Location	Depreciation

Commodity Contracts	Assets	$17,225,370	*	Assets	$(2,754,630)

* Includes cumulative appreciation/(depreciation) of futures contracts as reported on the Condensed Schedule of Investments

The Effect of Derivative Instruments on the Condensed Statements of Operations
for the three months ended March 31, 2009 and 2008

			Change in		Change in
		Realized	Unrealized	Realized	Unrealized
Derivatives not	Location of	Gain or (Loss)	Appreciation or	Gain or (Loss)	Appreciation or
Accounted for as	Gain or (Loss)	on Derivatives	(Depreciation)	on Derivatives	(Depreciation)
for as Hedging	on Derivatives	Recognized	Recognized	Recognized	Recognized
Instruments under	Recognized	in Income	in Income	in Income	in Income
Statement 133	in Income	2009	2009	2008	2008

Commodity Contracts	Realized gains (losses) on closed positions	$(2,984,510)	$—	$415,890	$—

	Change in unrealized gains (losses) on open positions	—	19,980,000	—	(263,660)

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

US12OF invests its cash in money market funds that seek to maintain a stable net asset value. US12OF is exposed to any risk of loss associated with an investment in these money market funds. As of March 31, 2009 and December 31, 2008, US12OF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $131,216,187 and $9,005,535, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, US12OF adopted FAS 157 – Fair Value Measurements (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement.  The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. FAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of US12OF (observable inputs) and (2) US12OF’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs).  The three levels defined by the FAS 157 hierarchy are as follows:

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

The following table summarizes the valuation of US12OF’s securities at March 31, 2009 using the fair value hierarchy:

At March 31, 2009	Total	Level I	Level II	Level III

Investments	$72,383,957	$72,383,957	$-	$-
Other Financial Instruments	17,225,370	17,225,370	-	-

NOTE 7 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2009 and 2008 for the limited partners. This information has been derived from information presented in the condensed financial statements.

	For the three months ended		For the three months ended
	March 31, 2009		March 31, 2008
	(Unaudited)		(Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$31.24		$54.23
Total income (loss)	(0.85)		4.22
Total expenses	(0.07)		(0.14)
Net increase (decrease) in net asset value	(0.92)		4.08
Net asset value, end of period	$30.32		$58.31

Total Return	(2.94	) %	7.52%

Ratios to Average Net Assets
Total income	25.94%		1.73%
Management fees*	0.60%		0.60%
Total expenses excluding management fees*	0.49%		0.44%
Expense waived*	(0.07	) %	-%
Net expenses excluding management fees*	0.42%		0.44%
Net income	25.69%		1.47%

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

Introduction

US12OF, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of US12OF is to have the changes in percentage terms of its units’ net asset value (“NAV”) reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of 12 Futures Contracts on crude oil traded on the New York Mercantile Exchange (the “Benchmark Futures Contracts”) consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months, less US12OF’s expenses.

US12OF seeks to achieve its investment objective by investing in a combination of oil futures contracts and other oil interests such that such that changes in its NAV, measured in percentage terms, will closely track the changes in the Benchmark Futures Contracts, also measured in percentage terms. US12OF’s general partner believes the Benchmark Futures Contracts historically have exhibited a close correlation with the spot price of light, sweet crude oil. It is not the intent of US12OF to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed crude oil futures contracts.

On any valuation day, the Benchmark Futures Contracts are the near month futures contract for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) and the contracts for the following 11 months for a total of 12 consecutive months’ contracts unless the near month contract will expire within two weeks of the valuation day, in which case the Benchmark Futures Contracts are the next month contract for light, sweet crude oil traded on the NYMEX and the contracts for the following 11 consecutive months. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract.

US12OF may also invest in futures contracts for other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other oil interests such as cash-settled options on Oil Futures Contracts, forward contracts for oil and over-the-counter transactions that are based on the price of crude oil, other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). For convenience and unless otherwise specified, Other Crude Oil-Related Investments collectively are referred to as “Crude Oil Interests” in this quarterly report on Form 10-Q.

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

Average crude oil futures prices were volatile during the three months ended March 31, 2009 and exhibited wide daily swings along with an uneven upward trend from late February to late March, 2009. The average price of the Benchmark Futures Contracts started the period at $54.01 per barrel. The low of the period was in February 2009 when prices reached $44.24 per barrel. Average prices rose sharply over the course of the period and hit a peak in March 2009 of $58.97 per barrel. The period ended with the average price of the Benchmark Futures Contracts at $55.94 per barrel, up approximately 3.57% over the period. Similarly, US12OF’s NAV rose during the period from a starting level of $31.24 per unit to a high in January 2009 of $33.70 per unit. US12OF’s NAV reached its low for the period in February 2009 at $24.34 per unit. The NAV on March 31, 2009 was $30.32, down approximately 2.94% over the period.

For the first half of 2008, the crude oil futures market remained in a state of backwardation, meaning that the price of the near month crude oil futures contract was typically higher than the price of the next month crude oil futures contract, or contracts further away from expiration. For much of the third quarter of 2008, the crude oil futures market moved back and forth between a mild backwardation market and a mild contango market. A contango market is one in which the price of the near month crude oil futures contract is less than the price of the next month crude oil futures contract, or contracts further away from expiration. From late November 2008 to the end of 2008, the market moved into a much steeper contango market. During the first quarter of 2009, the crude oil market remained in contango. During parts of January and February 2009, the level of contango was unusually steep, reflecting that the cost of oil futures contracts further from expiration were significantly higher than the near month oil futures contract. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns”.

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

Results of Operations and the Crude Oil Market

Results of Operations.  On December 6, 2007, US12OF listed its units on the American Stock Exchange (the “AMEX”) under the ticker symbol “USL.” On that day, US12OF established its initial offering price at $50.00 per unit and issued 300,000 units to the initial authorized purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $15,001,000 in cash. As a result of the acquisition of the AMEX by NYSE Euronext, US12OF’s units no longer trade on the AMEX and commenced trading on the NYSE Arca on November 25, 2008.

Since its initial offering of 11,000,000 units, US12OF has made one subsequent offering of its units: 100,000,000 units which were registered with the SEC on March 31, 2009. As of March 31, 2009, US12OF had issued 5,800,000 units, 4,900,000 of which were outstanding. As of March 31, 2009, there were 105,200,000 units registered but not yet issued.

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

For the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

As of March 31, 2009, the total unrealized gain on Futures Contracts owned or held on that day was $17,225,370 and US12OF established cash deposits, including cash investments in money market funds, that were equal to $131,216,187. The majority of US12OF’s cash assets were held in overnight deposits at US12OF’s custodian bank, while 8.42% of the cash balance was held as with the futures commission merchant as margin deposits for the Futures Contracts purchased. The ending per unit NAV on March 31, 2009 was $30.32.

By comparison, as of March 31, 2008, the total unrealized gain on Futures Contracts owned or held on that day was $1,261,710 and US12OF established cash deposits, including cash investments in money market funds, that were equal to $10,413,869. The majority of those cash assets were held in overnight deposits at US12OF’s custodian bank, while 23.33% of the cash balance was held with the futures commission merchant as margin deposits for the Futures Contracts purchased. The ending per unit NAV on March 31, 2008 was $58.31. The change in the per unit NAV for March 31, 2008 compared to March 31, 2009 was primarily a result of sharply lower prices for crude oil and the decline in the value of the crude oil Futures Contracts that US12OF had invested in between the period ended March 31, 2008 and the period ended March 31, 2009.

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

During the three month period ended March 31, 2009, the daily average total net assets of US12OF were $65,742,433. During the three month period ended March 31, 2009, the management fee paid by US12OF amounted to $97,263, and was accrued daily. By comparison, during the three month period ended March 31, 2008, the daily average total net assets of US12OF were $13,973,607. During the three month period ended March 31, 2008, the management fee paid by US12OF amounted to $20,846, and was accrued daily.

In addition to the management fee, US12OF pays for all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees, taxes and expenses for the three months ended March 31, 2009 was $80,103, as compared to $15,127 for the three months ended March 31, 2008. The increase in expenses from the three months ended March 31, 2008 to the three months ended March 31, 2009 was primarily due to the relative size of US12OF and activity that resulted from its increased size, including the registration and the offering of additional units, increased brokerage fees, increased licensing fees and increased tax reporting costs due to the greater number of unitholders during the period. For the three months ended March 31, 2009, US12OF incurred $21,000 in fees and other expenses relating to the registration and offering of additional units. By comparison, for the three months ended March 31, 2008, US12OF did not incur any fees and other expenses relating to the registration and offering of additional units. Expenses incurred in connection with organizing US12OF and the costs of the initial offering of units were borne by the General Partner, and are not subject to reimbursement by US12OF.

US12OF is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also its audit committee members. US12OF shares these fees with the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”) based on the relative assets of each fund computed on a daily basis. The fees for calendar year 2009 are estimated to be a total of $477,000 for all funds. By comparison, for the year ended December 31, 2008, these fees amounted to a total of $282,000 for all funds, and US12OF’s portion of such fees was $1,762. Directors’ expenses are expected to increase in 2009 due to payment for directors’ and officers’ liability insurance and an increase in the compensation awarded to the independent directors. Effective as of March 3, 2009, the General Partner has obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ insurance coverage.

US12OF also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the three month period ended March 31, 2009, total commissions paid to brokers amounted to $28,767. By comparison, during the three month period ended March 31, 2008, total commissions paid to brokers amounted to $1,590. The increase in the total commissions paid to brokers was primarily a function of the increase in US12OF’s average total net assets and increased redemptions and creations of units during the period. The increase in assets required US12OF to purchase a greater number of futures contracts and incur a larger amount of commissions. As an annualized percentage of total net assets, the figure for the three months ended March 31, 2009 represents approximately 0.18% of total net assets. By comparison, the figure for the three months ended March 31, 2008 represented approximately 0.13% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Interest Income.  US12OF seeks to invest its assets such that it holds Futures Contracts and Other Crude Oil-Related Investments in an amount equal to the total net assets of the portfolio. Typically, such investments do not require US12OF to pay the full amount of the contract value at the time of purchase, but rather require US12OF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, US12OF retains an amount that is approximately equal to its total net assets, which US12OF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with US12OF’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the three month period ended March 31, 2009, US12OF earned $44,621 in interest income on such cash holdings. Based on US12OF’s average daily total net assets, this is equivalent to an annualized yield of 0.28%. US12OF did not purchase Treasuries during the three month period ended March 31, 2009 and held all of its funds in cash and/or cash equivalents during this time period. By comparison, for the three month period ended March 31, 2008, US12OF earned $87,067 in interest income on such cash holdings. Based on US12OF’s average daily total net assets, this is equivalent to an annualized yield of 2.51%. US12OF did not purchase Treasuries during the three month period ended March 31, 2008 and held all of its funds in cash and/or cash equivalents during this time period. Interest rates on short-term investments in the United States, including cash, cash equivalents, and short-term Treasuries, were sharply lower during the three month period ended March 31, 2009 compared to the same time period in 2008. As a result, the amount of interest earned by US12OF as a percentage of total net assets was lower during the three month period ended March 31, 2009.

Tracking US12OF’s Benchmark. US12OF seeks to manage its portfolio such that changes in its average daily NAV, on a percentage basis, closely track changes in the average of the daily prices of the Benchmark Futures Contracts, also on a percentage basis. Specifically, US12OF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in the NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contracts. As an example, if the average daily movement of the average of the prices of the Benchmark Futures Contracts for a particular 30-day time period was 0.5% per day, US12OF management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). US12OF’s portfolio management goals do not include trying to make the nominal price of US12OF’s NAV equal to the average of the nominal prices of the current Benchmark Futures Contracts or the spot price for crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed crude oil Futures Contracts.

For the 30 valuation days ended March 31, 2009, the simple average daily change in the Benchmark Futures Contracts was -0.669%, while the simple average daily change in the NAV of US12OF over the same time period was -0.664%. The average daily difference was -0.006% (or -0.6 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contracts, the average error in daily tracking by the NAV was -1.018%, meaning that over this time period US12OF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of US12OF’s NAV versus the daily movement of the Benchmark Futures Contracts for the 30-day period ended March 31, 2009.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Since the offering of US12OF units to the public on December 6, 2007 to March 31, 2009, the simple average daily change in the Benchmark Futures Contracts was -0.106%, while the simple average daily change in the NAV of US12OF over the same time period was -0.102%. The average daily difference was 0.004% (or 0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contracts, the average error in daily tracking by the NAV was 0.158%, meaning that over this time period US12OF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of US12OF versus the return of its Benchmark Futures Contracts can be calculated by comparing the actual return of US12OF, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that US12OF’s returns had been exactly the same as the daily changes in its Benchmark Futures Contracts.

For the three month period ended March 31, 2009, the actual total return of US12OF as measured by changes in its NAV was -2.94%. This is based on an initial NAV of $31.24 on December 31, 2008 and an ending NAV as of March 31, 2009 of $30.32. During this time period, US12OF made no distributions to its unitholders. However, if US12OF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contracts, US12OF would have ended the first quarter of 2009 with an estimated NAV of $30.43, for a total return over the relevant time period of -2.59%. The difference between the actual NAV total return of US12OF of -2.94% and the expected total return based on the Benchmark Futures Contracts of -2.59% was an error over the time period of -0.35%, which is to say that US12OF’s actual total return trailed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses and the interest that US12OF collects on its cash and cash equivalent holdings. During the three month period ended March 31, 2009, US12OF received interest income of $44,621, which is equivalent to a weighted average interest rate of 0.28% for the three month period ended March 31, 2009. In addition, during the three month period ended March 31, 2009, US12OF also collected $15,000 from brokerage firms creating or redeeming baskets of units. This income also contributed to US12OF’s actual return. However, if the total assets of US12OF continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the three month period ended March 31, 2009, US12OF incurred net expenses of $166,139. Income from interest and brokerage collections net of expenses was $(106,518), which is equivalent to a weighted average net interest rate of -0.66% for the three month period ended March 31, 2009.

By comparison, for the three month period ended March 31, 2008, the actual total return of US12OF as measured by changes in its NAV was 7.52%. This is based on an initial NAV of $54.23 on December 31, 2007 and an ending NAV as of March 31, 2008 of $58.31. During this time period, US12OF made no distributions to its unitholders. However, if US12OF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contracts, US12OF would have ended the first quarter of 2008 with an estimated NAV of $53.59, for a total return over the relevant time period of 7.18%. The difference between the actual NAV total return of US12OF of 7.52% and the expected total return based on the Benchmark Futures Contracts of 7.18% was an error over the time period of 0.34%, which is to say that US12OF’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that US12OF collects on its cash and cash equivalent holdings. During the three month period ended March 31, 2008, US12OF received interest income of $87,067, which is equivalent to a weighted average interest rate of 2.51% for the three month period ended March 31, 2008. In addition, during the three month period ended March 31, 2008, US12OF also collected $2,000 from brokerage firms creating or redeeming baskets of units. During the three month period ended March 31, 2008, US12OF incurred total expenses of $35,973.  Income from interest and brokerage collections net of expenses was $53,094, which is equivalent to a weighted average net interest rate of 1.53% for the three month period ended March 31, 2008. This income also contributed to US12OF’s actual return exceeding the benchmark results.

There are currently three factors that have impacted or are most likely to impact US12OF’s ability to accurately track its Benchmark Futures Contracts.

First, US12OF may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which US12OF executes the trade. In that case, US12OF may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily NAV of US12OF to either be too high or too low relative to the changes in the Benchmark Futures Contracts. During the three month period ended March 31, 2009, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for US12OF to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact US12OF’s attempt to track its Benchmark Futures Contracts over time.

Second, US12OF earns interest on its cash, cash equivalents and Treasury holdings. US12OF is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the three month period ended March 31, 2009. Interest payments, and any other income, were retained within the portfolio and added to US12OF’s NAV. When this income exceeds the level of US12OF’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), US12OF will realize a net yield that will tend to cause daily changes in the NAV of US12OF to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. During the three month period ended March 31, 2009, US12OF earned, on an annualized basis, approximately 0.28% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.18% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.25% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -0.75% and affected US12OF’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contracts.

Third, US12OF may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts’ total return movements. In that case, the error in tracking the benchmark could result in daily changes in the NAV of US12OF that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contracts. During the three month period ended March 31, 2009, US12OF did not hold any Other Crude Oil-Related Investments. However, there can be no assurance that in the future US12OF will not make use of such Other Crude Oil-Related Investments.

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

The chart below compares the price of the near month contract to the average price of the near 12 months over the last 10 years (1999-2008). When the price of the near month contract is higher than the average price of the near 12 month contracts, the market would be described as being in backwardation. When the price of the near month contract is lower than the average price of the near 12 month contracts, the market would be described as being in contango. Although the prices of the near month contract and the average price of the near 12 month contracts do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the average price of the near 12 month contracts (backwardation), and other times they are below the average price of the near 12 month contracts (contango).

Near Month Price ("CL1") vs Average Price of the Near 12 Months ("12 Month Strip") *
(10 years between 1999-2008)

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the average dollar price of the near 12 month contracts from the dollar price of the near month contract. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average price of the near 12 month contracts from the near month price for the 10 year period between 1999 and 2008.

Near Month Price minus Average Price of Near 12 Months *
(1999-2008)

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An investment in a portfolio that involved owning only the near month contract would likely produce a different result than an investment in a portfolio that owned an equal number of each of the near 12 months’ worth of contracts. Generally speaking, when the crude oil futures market is in backwardation, the near month only portfolio would tend to have a higher total return than the 12 month portfolio. Conversely, if the crude oil futures market was in contango, the portfolio containing 12 months’ worth of contracts would tend to outperform the near month only portfolio. The chart below shows the annual results of owning a portfolio consisting of the near month contract and a portfolio containing the near 12 months’ worth of contracts. In addition, the chart shows the annual change in the spot price of light, sweet crude oil. In this example, each month, the near month only portfolio would sell the near month contract at expiration and buy the next month out contract. The portfolio holding an equal number of the near 12 months’ worth of contracts would sell the near month contract at expiration and replace it with the contract that becomes the new twelfth month contract.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During 2006 and the first half of 2007, these markets experienced contango. However, starting in the third quarter of 2007, the crude oil futures market moved into backwardation and remained in that condition for the rest of the year. The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango. The crude oil market moved back into contango for the balance of 2008. During the first quarter of 2009, the crude oil market remained in contango.  During parts of January and February 2009, the degree of contango was unusually steep.

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

Crude Oil Market. During the three month period ended March 31, 2009, crude oil prices were impacted by several factors. On the consumption side, demand remained weak inside and outside the United States as continued global economic growth, including emerging economies such as China and India, remained weak to negative for the first quarter of the year.

On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries to more closely match global consumption were only partly successful. This divergence between production and consumption has led to large build-ups in crude oil inventories and contributed to weak oil prices. However, crude oil prices did finish the quarter approximately 11% higher.

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

For the ten year time period between 1998 and 2008, the chart below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis was NOT strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in crude oil had a strong positive correlation to movements in heating oil and unleaded gasoline. Finally, crude oil had a positive, but weaker, correlation with natural gas.

10 Year Correlation Matrix 1998-2008	Large Cap U.S. Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Natural Gas	Heating Oil	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.223	0.936	0.266	0.045	0.003	0.063

U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)		1.000	-0.214	-0.134	0.054	0.037	-0.29

Global Equities (FTSE World Index)			1.000	0.384	0.072	0.084	0.155

Unleaded Gasoline				1.000	0.254	0.787	0.747

Natural Gas					1.000	0.394	0.292

Heating Oil						1.000	0.738

Crude Oil							1.000

source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one year period ended March 31, 2009, crude oil continued to have a strong positive correlation with heating oil and unleaded gasoline. During this period, it also had a stronger correlation with the movements of natural gas than it had displayed over the ten year period ended December 31, 2008. Notably, the correlation between crude oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten year period ended December 31, 2008, displayed results that indicated that they had a mildly positive correlation over this shorter time period, particularly due to the recent downturn in the U.S. economy. Finally, the results showed that crude oil and U.S. government bonds, which had essentially been non-correlated for the ten year period ended December 31, 2008, were weakly negatively correlated over this more recent time period.

Correlation Matrix - 12 months ended March 31, 2009	Large Cap U.S. Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	0.234	0.980	0.504	0.564	0.014	0.527

U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)		1.000	0.296	-0.399	-0.296	0.067	-0.220

Global Equities (FTSE World Index)			1.000	0.525	0.562	0.067	0.541

Unleaded Gasoline				1.000	0.883	0.189	0.811

Heating Oil					1.000	0.444	0.871

Natural Gas						1.000	0.513

Crude Oil							1.000

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

The correlations between crude oil, natural gas, heating oil and gasoline are relevant because the General Partner endeavors to invest US12OF’s assets in crude oil Futures Contracts and Crude Oil Interests so that daily changes in US12OF’s NAV correlate as closely as possible with daily changes in the price of the Benchmark Oil Futures Contracts. If certain other fuel-based commodity futures contracts do not closely correlate with the crude oil Futures Contracts, then their use could lead to greater tracking error. As noted, the General Partner also believes that the changes in the price of the Benchmark Oil Futures Contracts will closely correlate with changes in the spot price of light, sweet crude oil.

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

US12OF currently generates cash primarily from (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) interest earned on Treasuries, cash and/or cash equivalents. US12OF has allocated substantially all of its net assets to trading in Crude Oil Interests. US12OF invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of the NAV is held in cash and cash equivalents that are used as margin and as collateral for US12OF’s trading in Crude Oil Interests. The balance of the net assets is held in US12OF’s account at its custodian bank. Interest earned on US12OF’s interest-bearing funds is paid to US12OF. In prior periods, the amount of cash earned by US12OF from the sale of Creation Baskets and from interest has exceeded the amount of cash required to pay US12OF expenses. However, there can be no assurance that the amount of cash earned will do so in a period of very low short-term interest rates. In that event, US12OF may not be able to rely on its income to cover cash expenses which could cause a drop in US12OF’s NAV over time.

US12OF’s investment in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in Futures Contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a Futures Contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent US12OF from promptly liquidating its positions in Futures Contracts.  During the three month period ended March 31, 2009, US12OF was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, US12OF cannot predict whether such an event may occur in the future.

Prior to the initial offering of US12OF, all payments with respect to US12OF’s expenses were paid by the General Partner.  US12OF does not have an obligation or intention to refund such payments by the General Partner.  The General Partner is under no obligation to pay US12OF’s current or future expenses.  Since the initial offering of units, US12OF has been responsible for expenses relating to (i) investment management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (v) taxes and other expenses, including certain tax reporting costs, (vi) fees and expenses of the independent directors of the General Partner and (vii) other extraordinary expenses not in the ordinary course of business, while the General Partner has been responsible for expenses relating to the fees of US12OF’s marketing agent, administrator and custodian. If the General Partner and US12OF are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, US12OF will terminate and investors may lose all or part of their investment.

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

The General Partner attempts to manage the credit risk of US12OF by following various trading limitations and policies. In particular, US12OF generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Crude Oil-Related Investments it holds. The General Partner has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of US12OF to limit its credit exposure. UBS Securities LLC, US12OF’s commodity broker, or any other broker that may be retained by US12OF in the future, when acting as US12OF’s futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to US12OF, all assets of US12OF relating to domestic Futures Contracts trading. These futures commission merchants are not allowed to commingle US12OF’s assets with its other assets. In addition, the CFTC requires commodity brokers to hold in a secure account the US12OF assets related to foreign Futures Contracts trading.

In the future, US12OF may purchase over-the-counter contracts. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of March 31, 2009, US12OF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $131,216,187. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of March 31, 2009, US12OF has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of US12OF. While US12OF’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on US12OF’s financial position.

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

The General Partner agreed to pay the start-up costs associated with the formation of US12OF, primarily its legal, accounting and other costs in connection with the General Partner’s registration with the CFTC as a CPO and the registration and listing of US12OF and its units with the SEC, FINRA and the AMEX, respectively.  However, offering costs incurred in connection with registering and listing additional units of US12OF have been directly borne on an ongoing basis by US12OF, and not by the General Partner.

The General Partner pays the fees of US12OF’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including in connection with the preparation of US12OF’s condensed financial statements and its SEC and CFTC reports.  The General Partner and US12OF have also entered into a licensing agreement with the NYMEX pursuant to which US12OF and the affiliated funds managed by the General Partner pay a licensing fee to the NYMEX. US12OF also pays the fees and expenses associated with its tax accounting and reporting requirements with the exception of certain initial implementation service fees and base service fees which are paid by the General Partner. The General Partner, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by US12OF to the extent that such expenses exceeded 0.15% (15 basis points) of US12OF’s NAV, on an annualized basis, through March 31, 2009.

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

The creditworthiness of each potential counterparty is assessed by the General Partner. The General Partner assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by the General Partner's board of directors (the “Board”). Furthermore, the General Partner on behalf of US12OF only enters into over-the-counter contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, and (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by the General Partner.

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

During the three month period ended March 31, 2009, US12OF did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, US12OF was not exposed to counterparty risk.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There has not been a material change from the risk factors previously disclosed in US12OF's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the Commodity Exchange Act, each month US12OF publishes an account statement for its unitholders, which includes a Statement of Income (Loss) and a Statement of Changes in NAV. The account statement is furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on US12OF’s website at www.unitedstates12monthoilfund.com.

Item 6.  Exhibits.

Listed below are the exhibits which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States 12 Month Oil Fund, LP (Registrant)
By: United States Commodity Funds LLC, its general partner

By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer

Date: May 15, 2009

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer

Date: May 15, 2009