Form 10-Q
period 2009-06-30
United States 12 Month Oil Fund, LP
filed 2009-08-13
CIK 1405528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to ..

Commission File Number: 001-33859

United States 12 Month Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-0431897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐ Yes    ☒ No

UNITED STATES 12 MONTH OIL FUND, LP
Table of Contents

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

United States 12 Month Oil Fund, LP
Condensed Statements of Financial Condition
At June 30, 2009 (Unaudited) and December 31, 2008

	June 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$144,936,086	$4,012,323
Equity in UBS Securities LLC trading accounts:
Cash	-	4,993,212
Unrealized gain (loss) on open commodity futures contracts	42,823,360	(2,754,630)
Interest receivable	22,695	2,343
Receivable from general partner	-	97,019
Other assets	188,296	-

Total assets	$187,970,437	$6,350,267

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$96,552	$2,151
Due to broker	6,555,055	-
Brokerage commissions payable	15,532	650
Other liabilities	87,997	99,888

Total liabilities	6,755,136	102,689

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	181,215,301	6,247,578
Total Partners' Capital	181,215,301	6,247,578

Total liabilities and partners' capital	$187,970,437	$6,350,267

Limited Partners' units outstanding	4,800,000	200,000
Net asset value per unit	$37.75	$31.24
Market value per unit	$37.72	$29.89

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At June 30, 2009

		Gain (Loss) on	% of
	Number of	Open Commodity	Partners'
	Contracts	Contracts	Capital
Open Futures Contracts

United States Contracts
NYMEX Crude Oil Futures CL contracts, expire August 2009	207	$4,480,540	2.47
NYMEX Crude Oil Futures CL contracts, expire September 2009	207	4,490,610	2.48
NYMEX Crude Oil Futures CL contracts, expire October 2009	207	4,481,290	2.47
NYMEX Crude Oil Futures CL contracts, expire November 2009	207	4,440,190	2.45
NYMEX Crude Oil Futures CL contracts, expire December 2009	206	4,367,460	2.41
NYMEX Crude Oil Futures CL contracts, expire January 2010	207	4,325,970	2.39
NYMEX Crude Oil Futures CL contracts, expire February 2010	207	4,255,280	2.35
NYMEX Crude Oil Futures CL contracts, expire March 2010	206	4,175,090	2.30
NYMEX Crude Oil Futures CL contracts, expire April 2010	207	3,907,880	2.16
NYMEX Crude Oil Futures CL contracts, expire May 2010	207	2,129,880	1.17
NYMEX Crude Oil Futures CL contracts, expire June 2010	207	2,057,650	1.14
NYMEX Crude Oil Futures CL contracts, expire July 2010	207	(288,480)	(0.16)
	2,482	42,823,360	23.63
Cash Equivalents
	Cost	Market Value
United States - Money Market Funds
Fidelity Institutional Government Portfolio – Class I	$60,048,989	60,048,989	33.14
Goldman Sachs Financial Square Funds – Government Fund	32,407,307	32,407,307	17.88
	$92,456,296	92,456,296	51.02

Cash		52,479,790	28.96
Total Cash and Cash Equivalents		144,936,086	79.98

Cash on deposit with broker		(6,555,055)	(3.62)
Other assets and receivables in excess of liabilities		10,910	0.01
Total Partners' Capital		$181,215,301	100.00

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2009 and 2008

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain on closed positions	$16,210,370	$1,366,220	$13,225,860	$1,782,110
Change in unrealized gain (loss) on open positions	25,597,990	1,369,100	45,577,990	1,105,440
Interest income	78,968	26,130	123,589	113,197
Other income	8,000	1,000	23,000	3,000

Total income	41,895,328	2,762,450	58,950,439	3,003,747

Expenses
General Partner management fees (Note 3)	266,480	11,118	363,743	31,964
Brokerage commissions	10,242	-	39,009	1,502
Other expenses	139,071	86,969	190,407	100,594

Total expenses	415,793	98,087	593,159	134,060

Expense waiver	-	-	(11,227)	(87,624)

Net expenses	415,793	98,087	581,932	46,436

Net income	$41,479,535	$2,664,363	$58,368,507	$2,957,311
Net income per limited partnership unit	$7.43	$25.74	$6.51	$29.82
Net income per weighted average limited partnership unit	$7.92	$26.07	$15.46	$16.77
Weighted average limited partnership units outstanding	5,238,462	102,198	3,774,586	176,374

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the six months ended June 30, 2009

	General Partner	Limited Partners	Total

Balances, at December 31, 2008	$-	$6,247,578	$6,247,578
Addition of 6,100,000 partnership units	-	166,254,945	166,254,945
Redemption of 1,500,000 partnership units	-	(49,655,729)	(49,655,729)
Net income	-	58,368,507	58,368,507

Balances, at June 30, 2009	$-	$181,215,301	$181,215,301

Net Asset Value Per Unit
At December 31, 2008	$31.24
At June 30, 2009	$37.75

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2009 and 2008

	Six months ended	Six months ended
	June 30, 2009	June 30, 2008
Cash Flows from Operating Activities:
Net income	$58,368,507	$2,957,311
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in commodity futures trading account – cash	11,548,267	1,901,722
Unrealized gain on futures contracts	(45,577,990)	(1,105,440)
Decrease in receivable from general partner	97,019	-
Increase in interest receivable and other assets	(208,648)	(90,034)
Increase (decrease) in management fees payable	94,401	(4,852)
Increase in commission fees payable	14,882	300
Increase (decrease) in other liabilities	(11,891)	83,571
Net cash provided by operating activities	24,324,547	3,742,578

Cash Flows from Financing Activities:
Subscription of partnership units	166,254,945	-
Redemption of partnership units	(49,655,729)	(16,243,629)

Net cash provided by (used in) financing activities	116,599,216	(16,243,629)

Net Increase (Decrease) in Cash and Cash Equivalents	140,923,763	(12,501,051)

Cash and Cash Equivalents, beginning of period	4,012,323	18,174,276
Cash and Cash Equivalents, end of period	$144,936,086	$5,673,225

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Notes to Condensed Financial Statements
For the periods ended June 30, 2009 (Unaudited)

 NOTE 1 - ORGANIZATION AND BUSINESS

The United States 12 Month Oil Fund, LP (“US12OF”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007.  US12OF is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, US12OF’s units traded on the American Stock Exchange (the “AMEX”). US12OF will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of December 4, 2007 (the “LP Agreement”). The investment objective of US12OF is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of the 12 futures contracts on light, sweet crude oil as traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following 11 consecutive months, less US12OF’s expenses. US12OF accomplishes its objective through investments in futures contracts for light, sweet crude oil, and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil Interests”). As of June 30, 2009, US12OF held 2,482 Oil Futures Contracts traded on the NYMEX.

US12OF commenced investment operations on December 6, 2007 and has a fiscal year ending on December 31. United States Commodity Funds LLC (formerly known as Victoria Bay Asset Management, LLC) (the “General Partner”) is responsible for the management of US12OF. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008.  The General Partner has also filed registration statements to register units of the United States Short Oil Fund LP and the United States 12 Month Natural Gas Fund LP.

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

US12OF issues units to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 100,000 units (“Creation Baskets”) through ALPS Distributors, Inc. (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the net asset value of a unit calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received. In addition, Authorized Purchasers pay US12OF a $1,000 fee for each order to create one or more Creation Baskets or redeem one or more baskets consisting of 100,000 units (“Redemption Baskets”). Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the net asset value of US12OF but rather at market prices quoted on such exchange.

In November 2007, US12OF initially registered 11,000,000 units on Form S-1 with the SEC. On December 6, 2007, US12OF listed its units on the AMEX under the ticker symbol “USL”. On that day, US12OF established its initial net asset value by setting the price at $50.00 per unit and issued 300,000 units in exchange for $15,001,000.  US12OF also commenced investment operations on December 6, 2007 by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of June 30, 2009, US12OF had registered a total of 111,000,000 units.

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

Additions and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 units equal to the net asset value of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

US12OF receives or pays the proceeds from units sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in US12OF’s condensed statement of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of US12OF in proportion to the number of units each partner holds as of the close of each month. The General Partner may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

Calculation of Net Asset Value

US12OF’s net asset value is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units issued and outstanding. US12OF uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at June 30, 2009.

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

Ongoing Registration Fees and Other Offering Expenses

US12OF pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six month periods ended June 30, 2009 and 2008, US12OF incurred $66,500 and $0, respectively, in registration fees and other offering expenses.

Directors’ Fees

US12OF is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. US12OF shares these fees with USOF, USNG, UGA and USHO based on the relative assets of each fund, computed on a daily basis. These fees for the calendar year 2009 are estimated to be a total of $477,000 for all funds.

Licensing Fees

As discussed in Note 4, US12OF entered into a licensing agreement with the NYMEX on January 16, 2008. Pursuant to the agreement, US12OF and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000.  During the six month periods ended June 30, 2009 and 2008, US12OF incurred $14,675 and $1,998, respectively, under this arrangement.

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

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to US12OF and each of the affiliated funds managed by the General Partner, as well as a $20,000 annual fee for its transfer agency services. In addition, the General Partner pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of US12OF’s, USOF’s, USNG’s, UGA’s, and USHO’s combined net assets, (b) 0.0465% for US12OF’s, USOF’s, USNG’s, UGA’s and USHO’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once US12OF’s, USOF’s, USNG’s, UGA’s and USHO’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The General Partner also pays transaction fees ranging from $7.00 to $15.00 per transaction.

US12OF has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to US12OF in connection with the purchase and sale of Oil Futures Contracts and Other Oil Interests that may be purchased and sold by or through UBS Securities for US12OF’s account. The agreement provides that UBS Securities charge US12OF commissions of approximately $7 per round-turn trade, plus applicable exchange and NFA fees for Oil Futures Contracts and options on Oil Futures Contracts.

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

The purchase and sale of futures contracts and options on futures contracts require margin deposits with a futures commission merchant. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures commission merchant to segregate all customer transactions and assets from the futures commission merchant’s proprietary activities.

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

US12OF invests its cash in money market funds that seek to maintain a stable net asset value. US12OF is exposed to any risk of loss associated with an investment in these money market funds. As of June 30, 2009 and December 31, 2008, US12OF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $138,381,031 and $9,005,535, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, US12OF adopted FAS 157 – Fair Value Measurements (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. FAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of US12OF (observable inputs) and (2) US12OF’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the FAS 157 hierarchy are as follows:

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

The following table summarizes the valuation of US12OF’s securities at June 30, 2009 using the fair value hierarchy:

At June 30, 2009	Total	Level I	Level II	Level III

Short-Term Investments	$92,456,296	$92,456,296	$-	$-
Exchange-Traded Futures Contracts	42,823,360	42,823,360	-	-

NOTE 7 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the six months ended June 30, 2009 and 2008 for the limited partners. This information has been derived from information presented in the condensed financial statements.

	For the six months ended	For the six months ended
	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)

Per Unit Operating Performance:

Net asset value, beginning of period	$31.24	$54.23
Total income	6.66	30.08
Net expenses	(0.15)	(0.26)
Net increase in net asset value	6.51	29.82
Net asset value, end of period	$37.75	$84.05

Total Return	20.84%	54.99%

Ratios to Average Net Assets
Total income	48.22%	28.04%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	0.38%	1.92%
Expense waived*	(0.02)%	(1.65)%
Net expenses excluding management fees*	0.36%	0.27%
Net income	47.74%	27.60%

*Annualized

Total returns are calculated based on the change in value during the period. An individual limited partner’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from US12OF.

NOTE 8 – RECENTLY ADOPTED ACCOUNTING STANDARDS

In March 2008, the Financial Accounting Standards Board (the “FASB”) released FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“Statement No. 161”). Statement No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. US12OF adopted Statement No. 161 on January 1, 2009.

NOTE 9 – SUBSEQUENT EVENTS

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“Statement No. 165”). Statement No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Statement No. 165 includes a new required disclosure of the date through which an entity has evaluated subsequent events and is effective for interim periods or fiscal years ending after June 15, 2009. US12OF’s adoption of Statement No. 165 did not have a material effect on its financial position or results of operations.

US12OF has performed an evaluation of subsequent events through August 13, 2009, which is the date the financial statements were issued. This is a new subsequent events disclosure requirement under Statement No. 165 (now Accounting Standards Codification 855 under the new codification).

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

Introduction

US12OF, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of US12OF is to have the changes in percentage terms of its units’ net asset value (“NAV”) reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of 12 Oil Futures Contracts on light, sweet crude oil as traded on the New York Mercantile Exchange (the “Benchmark Futures Contracts”) consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months, less US12OF’s expenses.

US12OF seeks to achieve its investment objective by investing in a combination of oil futures contracts and other oil interests such that changes in its NAV, measured in percentage terms, will closely track the changes in the Benchmark Futures Contracts, also measured in percentage terms. US12OF’s general partner believes the Benchmark Futures Contracts historically have exhibited a close correlation with the spot price of light, sweet crude oil. It is not the intent of US12OF to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed crude oil futures contracts.

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

US12OF invests in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil interests such as cash-settled options on Oil Futures Contracts, forward contracts for oil and over-the-counter transactions that are based on the price of crude oil, other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil Interests”). For convenience and unless otherwise specified, Oil Futures Contracts and Other Oil Interests collectively are referred to as “Crude Oil Interests” in this quarterly report on Form 10-Q.

The regulation of Crude Oil Interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  As stated in the section “What are the Risk Factors Involved with an Investment in US12OF?” of US12OF’s registration statement as filed with the SEC, regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments in the commodity interests and energy markets are impossible to predict but may significantly and adversely affect US12OF.

Currently, a number of proposals to alter the regulation of Crude Oil Interests are being considered by federal regulators and legislators. These proposals include the imposition of hard position limits on energy-based commodity futures contracts, the extension of position and accountability limits to futures contracts on non-U.S. exchanges previously exempt from such limits, and the forced use of clearinghouse mechanisms for all over-the-counter transactions. An additional proposal would aggregate and limit all positions in energy futures held by a single entity, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts. If any of the aforementioned proposals are implemented, US12OF’s ability to meet its investment objective may be negatively impacted.

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

Average crude oil futures prices were volatile during the six months ended June 30, 2009 and exhibited wide daily swings along with an uneven upward trend from late February to late March 2009. The average price of the Benchmark Futures Contracts started the period at $54.01 per barrel. The low of the period was on February 18, 2009 when prices reached $44.24 per barrel. Average prices rose sharply over the course of the period and hit a peak on June 11, 2009 of $76.50 per barrel. The period ended with the average price of the Benchmark Futures Contracts at $73.02 per barrel, up approximately 35.20% over the period. Similarly, US12OF’s NAV rose during the period from a starting level of $31.24 per unit to a high on June 11, 2009 of $39.57 per unit. US12OF’s NAV reached its low for the period on February 18, 2009 at $24.34 per unit. The NAV on June 30, 2009 was $37.75, up approximately 20.84% over the period.

For the first half of 2008, the crude oil futures market remained in a state of backwardation, meaning that the price of the near month crude oil futures contract was typically higher than the price of the next month crude oil futures contract, or contracts further away from expiration. For much of the third quarter of 2008, the crude oil futures market moved back and forth between a mild backwardation market and a mild contango market. A contango market is one in which the price of the near month crude oil futures contract is less than the price of the next month crude oil futures contract, or contracts further away from expiration. From late November 2008 to the end of 2008, the market moved into a much steeper contango market. During the first two quarters of 2009, the crude oil market remained in contango. During parts of January and February 2009, the level of contango was unusually steep reflecting that the cost of oil futures contracts further from expiration were significantly higher than the near month oil futures contract. Crude oil inventories, which reached historic levels in January and February and which appear to be the primary cause of the steep level of contango, began to drop in March and for the balance of the first half of 2009. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns”.

Valuation of Futures Contracts and the Computation of the NAV

The NAV of US12OF units is calculated once each NYSE Arca trading day. The NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. US12OF’s administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other US12OF investments, including ICE Futures contracts or other futures contracts, as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time.

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

Since its initial offering of 11,000,000 units, US12OF has made one subsequent offering of its units: 100,000,000 units which were registered with the SEC on March 31, 2009. As of June 30, 2009, US12OF had issued 6,600,000 units, 4,800,000 of which were outstanding. As of June 30, 2009, there were 104,400,000 units registered but not yet issued.

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

For the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

As of June 30, 2009, the total unrealized gain on Futures Contracts owned or held on that day was $42,823,360 and US12OF established cash deposits, including cash investments in money market funds, that were equal to $138,381,031. US12OF held 104.74% of its cash assets in overnight deposits at its custodian bank, while -4.74% of the cash balance was held with the futures commission merchant as margin deposits for the Futures Contracts purchased. Margin requirements at this time were satisfied by unrealized appreciation on investments held at the futures commission merchant, including a forward funding excess of $17,001,780 in open equity over the required margin deposit amount. The ending per unit NAV on June 30, 2009 was $37.75.

By comparison, as of June 30, 2008, the total unrealized gain on Futures Contracts owned or held on that day was $2,630,810 and US12OF established cash deposits, including cash investments in money market funds, that were equal to $5,770,611. US12OF held 101.69% of its cash assets in overnight deposits at its custodian bank, while -1.69% of the cash balance was held with the futures commission merchant as margin deposits for the Futures Contracts purchased. Margin requirements at this time were satisfied by unrealized appreciation on investments held at the futures commission merchant, including a forward funding excess of $1,848,298 in open equity over the required margin deposit amount. The ending per unit NAV on June 30, 2008 was $84.05. The change in the per unit NAV for June 30, 2009 compared to June 30, 2008 was primarily a result of sharply lower prices for crude oil and the related decline in the value of the Oil Futures Contracts that US12OF had invested in between the period ended June 30, 2008 and the period ended June 30, 2009.

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

During the six month period ended June 30, 2009, the daily average total net assets of US12OF were $122,252,443. During the six month period ended June 30, 2009, the management fee paid by US12OF amounted to $363,743, and was accrued daily. By comparison, during the six month period ended June 30, 2008, the daily average total net assets of US12OF were $10,713,219. During the six month period ended June 30, 2008, the management fee paid by US12OF amounted to $31,964, and was accrued daily.

In addition to the management fee, US12OF pays all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees, taxes and expenses for the six months ended June 30, 2009 was $229,416, as compared to $102,096 for the six months ended June 30, 2008. The increase in expenses in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was primarily due to the relative size of US12OF and activity that resulted from its increased size, including the registration and the offering of additional units, increased brokerage fees, increased licensing fees and increased tax reporting costs due to the greater number of unitholders during the period. For the six months ended June 30, 2009, US12OF incurred $66,500 in fees and other expenses relating to the registration and offering of additional units. By comparison, for the six months ended June 30, 2008, US12OF did not incur any fees or other expenses relating to the registration and offering of additional units. Expenses incurred in connection with organizing US12OF and the costs of the initial offering of units were borne by the General Partner, and are not subject to reimbursement by US12OF.

US12OF is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. US12OF shares these fees with the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”) based on the relative assets of each fund computed on a daily basis. These fees for calendar year 2009 are estimated to be a total of $477,000 for all funds. By comparison, for the year ended December 31, 2008, these fees amounted to a total of $282,000 for all funds, and US12OF’s portion of such fees was $1,762. Directors’ expenses are expected to increase in 2009 due to payment for directors’ and officers’ liability insurance and an increase in the compensation awarded to the independent directors of the General Partner. Effective as of March 3, 2009, the General Partner has obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ insurance coverage.

US12OF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil Interests or short-term obligations of the United States of two years or less (“Treasuries”). During the six month period ended June 30, 2009, total commissions paid to brokers amounted to $39,009. By comparison, during the six month period ended June 30, 2008, total commissions paid to brokers amounted to $1,502. The increase in the total commissions paid to brokers was primarily a function of the increase in US12OF’s average total net assets and the increase in redemptions and creations of units during the period. The increase in assets required US12OF to purchase a greater number of futures contracts and incur a larger amount of commissions. As an annualized percentage of total net assets, the figure for the six months ended June 30, 2009 represents approximately 0.06% of total net assets. By comparison, the figure for the six months ended June 30, 2008 represented approximately 0.03% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Interest Income.  US12OF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil Interests in an amount equal to the total net assets of its portfolio. Typically, such investments do not require US12OF to pay the full amount of the contract value at the time of purchase, but rather require US12OF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, US12OF retains an amount that is approximately equal to its total net assets, which US12OF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with US12OF’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the six month period ended June 30, 2009, US12OF earned $123,589 in interest income on such cash holdings. Based on US12OF’s average daily total net assets, this is equivalent to an annualized yield of 0.20%. US12OF did not purchase Treasuries during the six month period ended June 30, 2009 and held all of its funds in cash and/or cash equivalents during this time period. By comparison, for the six month period ended June 30, 2008, US12OF earned $113,197 in interest income on such cash holdings. Based on US12OF’s average daily total net assets, this was equivalent to an annualized yield of 2.12%. US12OF did not purchase Treasuries during the six month period ended June 30, 2008 and held all of its funds in cash and/or cash equivalents during this time period. Interest rates on short-term investments in the United States, including cash, cash equivalents, and short-term Treasuries, were sharply lower during the six month period ended June 30, 2009 compared to the same time period in 2008. As a result, the amount of interest earned by US12OF as a percentage of total net assets was lower during the six month period ended June 30, 2009.

For the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

During the three month period ended June 30, 2009, the daily average total net assets of US12OF were $178,141,463. During the three month period ended June 30, 2009, the management fee paid by US12OF amounted to $266,480, and was accrued daily. By comparison, during the three month period ended June 30, 2008, the daily average total net assets of US12OF were $7,452,830. During the three month period ended June 30, 2008, the management fee paid by US12OF amounted to $11,118, and was accrued daily.

In addition to the management fee, US12OF pays all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees, taxes and expenses for the three months ended June 30, 2009 was $149,313, as compared to $86,969 for the three months ended June 30, 2008. The increase in expenses from the three months ended June 30, 2008 to the three months ended June 30, 2009 was primarily due to the relative size of US12OF and activity that resulted from its increased size, including the registration and the offering of additional units, increased brokerage fees, increased licensing fees and increased tax reporting costs due to the greater number of unitholders during the period. For the three months ended June 30, 2009, US12OF incurred $45,500 in fees and other expenses relating to the registration and offering of additional units. By comparison, for the three months ended June 30, 2008, US12OF did not incur any fees and other expenses relating to the registration and offering of additional units. Expenses incurred in connection with organizing US12OF and the costs of the initial offering of units were borne by the General Partner, and are not subject to reimbursement by US12OF.

US12OF is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. US12OF shares these fees with USOF, USNG, UGA and USHO based on the relative assets of each fund computed on a daily basis. These fees for the three months ended June 30, 2009 amounted to a total of $79,781 for all funds, and US12OF’s portion of such fees was $2,873. By comparison, for the three months ended June 30, 2008, these fees amounted to a total of $68,374 for all funds, and US12OF’s portion of such fees was $353. Directors’ expenses increased for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 due to payment for directors’ and officers’ liability insurance and an increase in the compensation awarded to the independent directors of the General Partner. Effective as of March 3, 2009, the General Partner has obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ insurance coverage.

US12OF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil Interests or Treasuries. During the three month period ended June 30, 2009, total commissions paid to brokers amounted to $10,242. By comparison, during the three month period ended June 30, 2008, total commissions paid to brokers amounted to $0. The increase in the total commissions paid to brokers was primarily a function of the increase in US12OF’s average total net assets and the increase in redemptions and creations of units during the period. The increase in assets required US12OF to purchase a greater number of futures contracts and incur a larger amount of commissions. As an annualized percentage of total net assets, the figure for the three months ended June 30, 2009 represents approximately 0.02% of total net assets. By comparison, the figure for the three months ended June 30, 2008 represented approximately 0.00% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Interest Income.  US12OF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil Interests in an amount equal to the total net assets of its portfolio. Typically, such investments do not require US12OF to pay the full amount of the contract value at the time of purchase, but rather require US12OF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, US12OF retains an amount that is approximately equal to its total net assets, which US12OF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with US12OF’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the three month period ended June 30, 2009, US12OF earned $78,968 in interest income on such cash holdings. Based on US12OF’s average daily total net assets, this is equivalent to an annualized yield of 0.18%. US12OF did not purchase Treasuries during the three month period ended June 30, 2009 and held all of its funds in cash and/or cash equivalents during this time period. By comparison, for the three month period ended June 30, 2008, US12OF earned $26,130 in interest income on such cash holdings. Based on US12OF’s average daily total net assets, this was equivalent to an annualized yield of 1.41%. US12OF did not purchase Treasuries during the three month period ended June 30, 2008 and held all of its funds in cash and/or cash equivalents during this time period. Interest rates on short-term investments in the United States, including cash, cash equivalents, and short-term Treasuries, were sharply lower during the three month period ended June 30, 2009 compared to the same time period in 2008. As a result, the amount of interest earned by US12OF as a percentage of total net assets was lower during the three month period ended June 30, 2009.

Tracking US12OF’s Benchmark

 US12OF seeks to manage its portfolio such that changes in its average daily NAV, on a percentage basis, closely track changes in the average of the daily prices of the Benchmark Futures Contracts, also on a percentage basis. Specifically, US12OF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in the NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contracts. As an example, if the average daily movement of the average of the prices of the Benchmark Futures Contracts for a particular 30-day time period was 0.5% per day, US12OF management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). US12OF’s portfolio management goals do not include trying to make the nominal price of US12OF’s NAV equal to the average of the nominal prices of the current Benchmark Futures Contracts or the spot price for light, sweet crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Oil Futures Contracts.

For the 30 valuation days ended June 30, 2009, the simple average daily change in the Benchmark Futures Contracts was 0.465%, while the simple average daily change in the NAV of US12OF over the same time period was 0.462%. The average daily difference was -0.003% (or -0.00003 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contracts, the average error in daily tracking by the NAV was -0.204%, meaning that over this time period US12OF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of US12OF’s NAV versus the daily movement of the Benchmark Futures Contracts for the 30-day period ended June 30, 2009.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Since the offering of US12OF units to the public on December 6, 2007 to June 30, 2009, the simple average daily change in the Benchmark Futures Contracts was -0.029%, while the simple average daily change in the NAV of US12OF over the same time period was -0.026%. The average daily difference was 0.003% (or 0.00003 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contracts, the average error in daily tracking by the NAV was 0.112%, meaning that over this time period US12OF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of US12OF versus the return of its Benchmark Futures Contracts can be calculated by comparing the actual return of US12OF, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that US12OF’s returns had been exactly the same as the daily changes in its Benchmark Futures Contracts.

For the six month period ended June 30, 2009, the actual total return of US12OF as measured by changes in its NAV was 20.84%. This is based on an initial NAV of $31.24 on December 31, 2008 and an ending NAV as of June 30, 2009 of $37.75. During this time period, US12OF made no distributions to its unitholders. However, if US12OF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contracts, US12OF would have ended the second quarter of 2009 with an estimated NAV of $37.84, for a total return over the relevant time period of 21.13%. The difference between the actual NAV total return of US12OF of 20.84% and the expected total return based on the Benchmark Futures Contracts of  21.13% was an error over the time period of -1.51%, which is to say that US12OF’s actual total return trailed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses and the interest that US12OF collects on its cash and cash equivalent holdings. During the six month period ended June 30, 2009, US12OF received interest income of $123,589, which is equivalent to a weighted average interest rate of 0.20% for the six month period ended June 30, 2009. In addition, during the six month period ended June 30, 2009, US12OF also collected $23,000 from its authorized purchasers (“Authorized Purchasers”) creating or redeeming baskets of units. This income also contributed to US12OF’s actual return. However, if the total assets of US12OF continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the six month period ended June 30, 2009, US12OF incurred net expenses of $581,932. Income from interest and Authorized Purchaser collections net of expenses was $(435,343), which is equivalent to a weighted average net interest rate of -0.72% for the six month period ended June 30, 2009.

By comparison, for the six month period ended June 30, 2008, the actual total return of US12OF as measured by changes in its NAV was 54.99%. This was based on an initial NAV of $54.23 on December 31, 2007 and an ending NAV as of June 30, 2008 of $84.05. During this time period, US12OF made no distributions to its unitholders. However, if US12OF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contracts, US12OF would have ended the second quarter of 2008 with an estimated NAV of $83.73, for a total return over the relevant time period of 54.40%. The difference between the actual NAV total return of US12OF of 54.99% and the expected total return based on the Benchmark Futures Contracts of 54.40% was an error over the time period of 0.59%, which is to say that US12OF’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that US12OF collected on its cash and cash equivalent holdings. During the six month period ended June 30, 2008, US12OF received interest income of $113,197, which is equivalent to a weighted average interest rate of 2.12% for the six month period ended June 30, 2008. In addition, during the six month period ended June 30, 2008, US12OF also collected $3,000 from Authorized Purchasers creating or redeeming baskets of units. During the six month period ended June 30, 2008, US12OF incurred net expenses of $46,436. Income from interest and Authorized Purchaser collections net of expenses was $69,761, which is equivalent to a weighted average net interest rate of 1.31% for the six month period ended June 30, 2008. This income also contributed to US12OF’s actual return exceeding the benchmark results.

There are currently three factors that have impacted or are most likely to impact US12OF’s ability to accurately track its Benchmark Futures Contracts.

First, US12OF may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which US12OF executes the trade. In that case, US12OF may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily NAV of US12OF to either be too high or too low relative to the changes in the Benchmark Futures Contracts. During the six month period ended June 30, 2009, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for US12OF to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact US12OF’s attempt to track its Benchmark Futures Contracts over time.

Second, US12OF earns interest on its cash, cash equivalents and Treasury holdings. US12OF is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the six month period ended June 30, 2009. Interest payments, and any other income, were retained within the portfolio and added to US12OF’s NAV. When this income exceeds the level of US12OF’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), US12OF will realize a net yield that will tend to cause daily changes in the NAV of US12OF to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contract. During the six month period ended June 30, 2009, US12OF earned, on an annualized basis, approximately 0.20% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.06% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.30% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -0.76% and affected US12OF’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contracts.

Third, US12OF may hold Other Oil Interests in its portfolio that may fail to closely track the Benchmark Futures Contracts’ total return movements. In that case, the error in tracking the benchmark could result in daily changes in the NAV of US12OF that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contracts. During the six month period ended June 30, 2009, US12OF did not hold any Other Oil Interests. However, there can be no assurance that in the future US12OF will not invest in such Other Oil Interests, which may have the effect of increasing transaction related expenses and result in increased tracking error.

Term Structure of Crude Oil Futures Prices and the Impact on Total Returns. Several factors determine the total return from investing in a futures contract position. One factor that impacts the total return that will result from investing in near month crude oil futures contracts and “rolling” those contracts forward each month is the price relationship between the current near month contract and the next month contract. For example, if the price of the near month contract is higher than the next month contract (a situation referred to as “backwardation” in the futures market), then absent any other change there is a tendency for the price of a next month contract to rise in value as it becomes the near month contract and approaches expiration. Conversely, if the price of a near month contract is lower than the next month contract (a situation referred to as “contango” in the futures market), then absent any other change there is a tendency for the price of a next month contract to decline in value as it becomes the near month contract and approaches expiration.

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

The chart below compares the price of the near month contract to the average price of the near 12 months over the last 10 years (1999-2008) for light, sweet crude oil. When the price of the near month contract is higher than the average price of the near 12 month contracts, the market would be described as being in backwardation. When the price of the near month contract is lower than the average price of the near 12 month contracts, the market would be described as being in contango. Although the prices of the near month contract and the average price of the near 12 month contracts do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the average price of the near 12 month contracts (backwardation), and other times they are below the average price of the near 12 month contracts (contango).

Near Month Price (“CL1”) vs Average Price of the Near 12 Months (“12M Strip”)*
(10 years between 1999-2008)

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the average dollar price of the near 12 month contracts for light, sweet crude oil. from the dollar price of the near month contract for light, sweet crude oil. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between 1999 and 2008.

Near Month Price minus Average Price of the Near 12 Months*
(1999-2008)

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An investment in a portfolio that involved owning only the near month contract would likely produce a different result than an investment in a portfolio that owned an equal number of each of the near 12 months’ worth of contracts. Generally speaking, when the crude oil futures market is in backwardation, the near month only portfolio would tend to have a higher total return than the 12 month portfolio. Conversely, if the crude oil futures market was in contango, the portfolio containing 12 months’ worth of contracts would tend to outperform the near month only portfolio. The chart below shows the annual results of owning a portfolio consisting of the near month contract and a portfolio containing the near 12 months’ worth of contracts for light, sweet crude oil. In addition, the chart shows the annual change in the spot price of light, sweet crude oil. In this example, each month, the near month only portfolio would sell the near month contract at expiration and buy the next month out contract. The portfolio holding an equal number of the near 12 months’ worth of contracts would sell the near month contract at expiration and replace it with the contract that becomes the new twelfth month contract.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During 2006 and the first half of 2007, these markets have experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation. The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango. The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation. Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008. During the first two quarters of 2009, the crude oil market remained in contango.  During parts of January and February 2009, the level of contango was unusually steep. Crude oil inventories, which reached historic levels in January and February and which appear to be the primary cause of the steep level of contango, began to drop in March and for the balance of the first half of 2009.

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

Periods of contango or backwardation do not materially impact US12OF’s investment objective of having the percentage changes in its per unit NAV track the percentage changes in the average of the prices of the Benchmark Futures Contracts since the impact of backwardation and contango tended to equally impact the percentage changes in price of both US12OF’s units and the Benchmark Futures Contracts. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Crude Oil Market. During the six month period ended June 30, 2009, crude oil prices were impacted by several factors. On the consumption side, demand remained weak inside and outside the United States as continued global economic growth, including emerging economies such as China and India, remained weak to negative for the first quarter of the year. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries to more closely match global consumption were only partially successful. This divergence between production and consumption has led to large build-ups in crude oil inventories and contributed to weak oil prices. However, crude oil prices did finish the second quarter of 2009 approximately 56.70% higher than at the beginning of the six month period.

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one year period ended June 30, 2009, crude oil continued to have a strong positive correlation with heating oil and unleaded gasoline. During this period, it also had a stronger correlation with the movements of natural gas than it had displayed over the ten year period ended December 31, 2008. Notably, the correlation between crude oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten year period ended December 31, 2008, displayed results that indicated that they had a mildly positive correlation over this shorter time period, particularly due to the recent downturn in the U.S. economy. Finally, the results showed that crude oil and U.S. government bonds, which had essentially been non-correlated for the ten year period ended December 31, 2008, were weakly negatively correlated over this more recent time period.

Correlation Matrix – 12 months ended June 30, 2009	Large Cap U.S. Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Natural Gas	Heating Oil	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	0.077	0.979	0.551	0.652	0.117	0.700
U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)		1.000	0.089	-0.413	-0.317	0.083	-0.319
Global Equities (FTSE World Index)			1.000	0.588	0.673	0.196	0.716
Unleaded Gasoline				1.000	0.898	0.220	0.801
Natural Gas					1.000	0.454	0.819
Heating Oil						1.000	0.383
Crude Oil							1.000

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

The correlations between crude oil, natural gas, heating oil and gasoline are relevant because the General Partner endeavors to invest US12OF’s assets in Oil Futures Contracts and Crude Oil Interests so that daily changes in percentage terms in US12OF’s NAV correlate as closely as possible with daily changes in percentage terms in the price of the Benchmark Futures Contracts. If certain other fuel-based commodity futures contracts do not closely correlate with the crude oil Futures Contracts, then their use could lead to greater tracking error. As noted, the General Partner also believes that the changes in percentage terms in the price of the Benchmark Oil Futures Contracts will closely correlate with changes in percentage terms in the spot price of light, sweet crude oil.

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

Liquidity and Capital Resources

US12OF has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. US12OF has met, and it is anticipated that US12OF will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. US12OF’s liquidity needs include: redeeming units, providing margin deposits for its existing Oil Futures Contracts or the purchase of additional Oil Futures Contracts and posting collateral for its over-the-counter contracts and, except as noted below, payment of its expenses, summarized below under “Contractual Obligations.”

US12OF currently generates cash primarily from (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) interest earned on Treasuries, cash and/or cash equivalents. US12OF has allocated substantially all of its net assets to trading in Crude Oil Interests. US12OF invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil Interests. A significant portion of the NAV is held in cash and cash equivalents that are used as margin and as collateral for US12OF’s trading in Crude Oil Interests. The balance of the net assets is held in US12OF’s account at its custodian bank. Interest earned on US12OF’s interest-bearing funds is paid to US12OF. In prior periods, the amount of cash earned by US12OF from the sale of Creation Baskets and from interest earned has exceeded the amount of cash required to pay US12OF expenses. However, there can be no assurance that the amount of cash earned will do so in a period of very low short-term interest rates. In that event, US12OF may not be able to rely on its income to cover cash expenses, which could cause a drop in US12OF’s NAV over time.

US12OF’s investment in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent US12OF from promptly liquidating its positions in futures contracts.  During the six month period ended June 30, 2009, US12OF was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, US12OF cannot predict whether such an event may occur in the future.

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

Market Risk

Trading in Oil Futures Contracts and Other Oil Interests, such as forwards, involves US12OF entering into contractual commitments to purchase or sell oil at a specified date in the future. The aggregate market value of the contracts will significantly exceed US12OF’s future cash requirements since US12OF intends to close out its open positions prior to settlement. As a result, US12OF is generally only subject to the risk of loss arising from the change in value of the contracts. US12OF considers the “fair value” of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with US12OF’s commitments to purchase oil is limited to the aggregate market value of the contracts held. However, should US12OF enter into a contractual commitment to sell oil, it would be required to make delivery of the oil at the contract price, repurchase the contract at prevailing prices or settle in cash. Since there are no limits on the future price of oil, the market risk to US12OF could be unlimited.

US12OF’s exposure to market risk depends on a number of factors, including the markets for oil, the volatility of interest rates and foreign exchange rates, the liquidity of the Oil Futures Contracts and Other Oil Interests markets and the relationships among the contracts held by US12OF. Drastic market occurrences could ultimately lead to the loss of all or substantially all of an investor’s capital.

Credit Risk

When US12OF enters into Oil Futures Contracts and Other Oil Interests, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Oil Futures Contracts traded on the NYMEX and on most other futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to US12OF in such circumstances.

The General Partner attempts to manage the credit risk of US12OF by following various trading limitations and policies. In particular, US12OF generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Oil Futures Contracts and Other Oil Interests it holds. The General Partner has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of US12OF to limit its credit exposure. UBS Securities LLC, US12OF’s commodity broker, or any other broker that may be retained by US12OF in the future, when acting as US12OF’s futures commission merchant in accepting orders to purchase or sell Oil Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to US12OF, all assets of US12OF relating to domestic Oil Futures Contracts trading. These futures commission merchants are not allowed to commingle US12OF’s assets with its other assets. In addition, the CFTC requires commodity brokers to hold in a secure account US12OF’s assets related to foreign Oil Futures Contracts trading.

In the future, US12OF may purchase over-the-counter contracts. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of June 30, 2009, US12OF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $138,381,031. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of June 30, 2009, US12OF has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of US12OF. While US12OF’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on US12OF’s financial position.

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

Contractual Obligations

US12OF’s primary contractual obligations are with the General Partner. In return for its services, the General Partner is entitled to a management fee calculated monthly as a fixed percentage of US12OF’s NAV, currently 0.60% of US12OF’s NAV on its average daily net assets.

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

Some crude oil-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants. Other crude oil-based derivatives have highly customized terms and conditions and are not as widely available. Many of these over-the-counter contracts are cash-settled forwards for the future delivery of crude oil- or petroleum-based fuels that have terms similar to the Oil Futures Contracts. Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the spot price of crude oil, forward crude oil prices or crude oil futures prices. For example, US12OF may enter into over-the-counter derivative contracts whose value will be tied to changes in the difference between the spot price of light, sweet crude oil, the price of Oil Futures Contracts traded on the NYMEX and the prices of other Oil Futures Contracts in which US12OF may invest.

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

US12OF anticipates that the use of Other Oil Interests together with its investments in Oil Futures Contracts will produce price and total return results that closely track the investment goals of US12OF.

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

During the six month period ended June 30, 2009, US12OF did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during the six month period ended June 30, 2009, US12OF was not exposed to counterparty risk.

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

United States 12 Month Oil Fund, LP (Registrant)
By: United States Commodity Funds LLC, its general partner

By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer

Date: August 13, 2009

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer

Date: August 13, 2009