Form 10-Q
period 2009-09-30
United States 12 Month Oil Fund, LP
filed 2009-11-16
CIK 1405528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33859

United States 12 Month Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-0431897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1320 Harbor Bay Parkway, Suite 145
Alameda, California 94502
(Address of principal executive offices) (Zip code)

(510) 522-9600
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

☐ Yes    ☒ No

UNITED STATES 12 MONTH OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

United States 12 Month Oil Fund, LP
Condensed Statements of Financial Condition
At September 30, 2009 (Unaudited) and December 31, 2008

	September 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$140,667,010	$4,012,323
Equity in UBS Securities LLC trading accounts:
Cash	—	4,993,212
Unrealized gain (loss) on open commodity futures contracts	21,343,800	(2,754,630)
Receivable for units sold	7,355,790	—
Interest receivable	13,127	2,343
Receivable from general partner	—	97,019
Other assets	157,260	—

Total assets	$169,536,987	$6,350,267

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$79,019	$2,151
Due to broker	22,496	—
Brokerage commissions payable	13,532	650
Other liabilities	239,324	99,888

Total liabilities	354,371	102,689

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	—	—
Limited Partners	169,182,616	6,247,578
Total Partners' Capital	169,182,616	6,247,578

Total liabilities and partners' capital	$169,536,987	$6,350,267

Limited Partners' units outstanding	4,600,000	200,000
Net asset value per unit	$36.78	$31.24
Market value per unit	$36.60	$29.89

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At September 30, 2009

		Gain (Loss) on	% of
	Number of	Open Commodity	Partners'
	Contracts	Contracts	Capital
Open Futures Contracts — Long
United States Contracts
NYMEX Crude Oil Futures CL contracts, expire November 2009	192	$3,350,770	1.98
NYMEX Crude Oil Futures CL contracts, expire December 2009	193	3,295,070	1.95
NYMEX Crude Oil Futures CL contracts, expire January 2010	193	3,206,030	1.89
NYMEX Crude Oil Futures CL contracts, expire February 2010	193	3,207,390	1.89
NYMEX Crude Oil Futures CL contracts, expire March 2010	193	3,125,100	1.85
NYMEX Crude Oil Futures CL contracts, expire April 2010	193	2,954,410	1.75
NYMEX Crude Oil Futures CL contracts, expire May 2010	193	1,491,510	0.88
NYMEX Crude Oil Futures CL contracts, expire June 2010	193	1,518,620	0.90
NYMEX Crude Oil Futures CL contracts, expire July 2010	193	(419,340)	(0.25)
NYMEX Crude Oil Futures CL contracts, expire August 2010	193	788,410	0.47
NYMEX Crude Oil Futures CL contracts, expire September 2010	193	(1,068,590)	(0.63)
NYMEX Crude Oil Futures CL contracts, expire October 2010	193	(105,580)	(0.06)
Total Open Futures Contracts — Long	2,315	$21,343,800	12.62

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio – Class I	$65,087,986	$65,087,986	38.47
Goldman Sachs Financial Square Funds – Government Fund – Class SL	42,418,336	42,418,336	25.07
Total Cash Equivalents		$107,506,322	63.54

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2009 and 2008

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain on closed positions	$17,518,080	$486,750	$30,743,940	$2,268,860
Change in unrealized gain (loss) on open positions	(21,479,560)	(2,845,610)	24,098,430	(1,740,170)
Interest income	50,707	28,187	174,296	141,384
Other income	4,000	—	27,000	3,000

Total income(loss)	(3,906,773)	(2,330,673)	55,043,666	673,074

Expenses
General Partner management fees (Note 3)	258,799	10,804	622,542	42,768
Brokerage commissions	5,521	66	44,530	1,568
Other expenses	222,384	48,808	412,791	149,402

Total expenses	486,704	59,678	1,079,863	193,738

Expense waiver	—	(45,330)	(11,227)	(132,954)

Net expenses	486,704	14,348	1,068,636	60,784

Net income (loss)	$(4,393,477)	$(2,345,021)	$53,975,030	$612,290
Net income (loss) per limited partnership unit	$(0.97)	$(23.45)	$5.54	$6.37
Net income (loss) per weighted average limited partnership unit	$(0.95)	$(23.45)	$13.28	$4.06
Weighted average limited partnership units outstanding	4,632,609	100,000	4,063,736	150,730

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the nine months ended September 30, 2009

	General Partner	Limited Partners	Total

Balances, at December 31, 2008	$—	$6,247,578	$6,247,578
Addition of 6,600,000 partnership units	—	185,074,917	185,074,917
Redemption of 2,200,000 partnership units	—	(76,114,909)	(76,114,909)
Net income	—	53,975,030	53,975,030

Balances, at September 30, 2009	$—	$169,182,616	$169,182,616

Net Asset Value Per Unit
At December 31, 2008	$31.24
At September 30, 2009	$36.78

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2009 and 2008

	Nine months ended	Nine months ended
	September 30, 2009	September 30, 2008
Cash Flows from Operating Activities:
Net income	$53,975,030	$612,290
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in commodity futures trading account – cash	5,015,708	493,732
Unrealized (gain) loss on futures contracts	(24,098,430)	1,740,170
(Increase) decrease in receivable from general partner	97,019	(132,953)
Increase in interest receivable and other assets	(168,044)	(865)
Increase (decrease) in management fees payable	76,868	(5,696)
Increase in commission fees payable	12,882	300
Increase in other liabilities	139,436	131,379
Net cash provided by operating activities	35,050,469	2,838,357

Cash Flows from Financing Activities:
Subscription of partnership units	177,719,127	—
Redemption of partnership units	(76,114,909)	(16,243,629)

Net cash provided by (used in) financing activities	101,604,218	(16,243,629)

Net Increase (Decrease) in Cash and Cash Equivalents	136,654,687	(13,405,272)

Cash and Cash Equivalents, beginning of period	4,012,323	18,174,276
Cash and Cash Equivalents, end of period	$140,667,010	$4,769,004

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Notes to Condensed Financial Statements
For the period ended September 30, 2009 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States 12 Month Oil Fund, LP (“US12OF”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007.  US12OF is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, US12OF’s units traded on the American Stock Exchange (the “AMEX”). US12OF will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of December 4, 2007 (the “LP Agreement”). The investment objective of US12OF is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of the 12 futures contracts on light, sweet crude oil as traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following 11 consecutive months, less US12OF’s expenses. US12OF accomplishes its objective through investments in futures contracts for light, sweet crude oil, and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil Interests”). As of September 30, 2009, US12OF held 2,315 Oil Futures Contracts traded on the NYMEX.

US12OF commenced investment operations on December 6, 2007 and has a fiscal year ending on December 31. United States Commodity Funds LLC (formerly known as Victoria Bay Asset Management, LLC) (the “General Partner”) is responsible for the management of US12OF. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008.  The General Partner is also the general partner of the United States Short Oil Fund, LP (“USSO”), which listed its limited partnership units on the NYSE Arca on September 24, 2009. The General Partner has also filed registration statements to register units of the United States 12 Month Natural Gas Fund, LP and the United States Brent Oil Fund, LP.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America. The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the condensed financial statements for the interim period.

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

In November 2007, US12OF initially registered 11,000,000 units on Form S-1 with the SEC. On December 6, 2007, US12OF listed its units on the AMEX under the ticker symbol “USL”. On that day, US12OF established its initial net asset value by setting the price at $50.00 per unit and issued 300,000 units in exchange for $15,001,000.  US12OF also commenced investment operations on December 6, 2007 by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of September 30, 2009, US12OF had registered a total of 111,000,000 units and had 4,600,000 units outstanding.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at September 30, 2009.

Offering Costs

Offering costs incurred in connection with the registration of additional units after the initial registration of units are borne by US12OF. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated with such offerings. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.

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

Ongoing Registration Fees and Other Offering Expenses

US12OF pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2009 and 2008, US12OF incurred $96,250 and $0, respectively, in registration fees and other offering expenses.

Directors’ Fees

US12OF is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. US12OF shares these fees with USOF, USNG, UGA, USHO and USSO based on the relative assets of each fund, computed on a daily basis. These fees for the calendar year 2009 are estimated to be a total of $477,000 for all funds.

Licensing Fees

As discussed in Note 4, US12OF entered into a licensing agreement with the NYMEX on January 16, 2008. Pursuant to the agreement, US12OF and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000.  During the nine months ended September 30, 2009 and 2008, US12OF incurred $24,679 and $2,527, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with US12OF’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which are borne by the General Partner, are paid by US12OF.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, US12OF pays all brokerage fees, taxes and other expenses in connection with the operation of US12OF, excluding costs and expenses paid by the General Partner as outlined in Note 4.  The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of US12OF’s NAV, on an annualized basis, through March 31, 2009 after which date such payments were no longer necessary.  The General Partner has no obligation to make such payment into subsequent periods.

NOTE 4 - CONTRACTS AND AGREEMENTS

US12OF is party to a marketing agent agreement, dated as of November 13, 2007, with the Marketing Agent and the General Partner, whereby the Marketing Agent provides certain marketing services for US12OF as outlined in the agreement. The fee of the Marketing Agent, which is borne by the General Partner, is equal to 0.06% on US12OF’s assets up to $3 billion; and 0.04% on US12OF’s assets in excess of $3 billion.

The above fee does not include the following expenses, which are also borne by the General Partner: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

US12OF is also party to a custodian agreement, dated October 5, 2007, with Brown Brothers Harriman & Co. (“BBH&Co.”) and the General Partner, whereby BBH&Co. holds investments on behalf of US12OF. The General Partner pays the fees of the custodian, which are determined by the parties from time to time. In addition, US12OF is party to an administrative agency agreement, dated October 5, 2007, with the General Partner and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for US12OF. The General Partner also pays the fees of BBH&Co. for its services under this agreement and such fees are determined by the parties from time to time.

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to US12OF and each of the affiliated funds managed by the General Partner, as well as a $20,000 annual fee for its transfer agency services. In addition, the General Partner pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of US12OF’s, USOF’s, USNG’s, UGA’s, USHO’s and USSO’s combined net assets, (b) 0.0465% for US12OF’s, USOF’s, USNG’s, UGA’s, USHO’s and USSO’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once US12OF’s, USOF’s, USNG’s, UGA’s, USHO’s and USSO’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The General Partner also pays transaction fees ranging from $7.00 to $15.00 per transaction.

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

US12OF may enter into futures contracts and options on futures contracts to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place.  Some futures contracts may call for physical delivery of the asset, while others are settled in cash.  The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery.

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

US12OF invests a portion of its cash in money market funds that seek to maintain a stable net asset value. US12OF is exposed to any risk of loss associated with an investment in these money market funds. As of September 30, 2009 and December 31, 2008, US12OF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $140,644,514 and $9,005,535, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, US12OF adopted Accounting Standards Codification 820 – Fair Value Measurements and Disclosures (“ASC 820”).  ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of US12OF (observable inputs) and (2) US12OF’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

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

The following table summarizes the valuation of US12OF’s securities at September 30, 2009 using the fair value hierarchy:

At September 30, 2009	Total	Level I	Level II	Level III

Short-Term Investments	$107,506,322	$107,506,322	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	21,343,800	21,343,800	—	—

NOTE 7 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the nine months ended September 30, 2009 and 2008 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended		For the nine months ended
	September 30, 2009		September 30, 2008
	(Unaudited)		(Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$31.24		$54.23
Total income	5.80		6.77
Net expenses	(0.26)		(0.40)
Net increase in net asset value	5.54		6.37
Net asset value, end of period	$36.78		$60.60

Total Return	17.73%		11.75%

Ratios to Average Net Assets
Total income	39.68%		7.07%
Management fees*	0.60%		0.60%
Total expenses excluding management fees*	0.44%		2.12%
Expense waived*	(0.01	) %	(1.87	) %
Net expenses excluding management fees*	0.43%		0.25%
Net income	38.91%		6.43%

*Annualized

Total returns are calculated based on the change in value during the period. An individual unitholder's total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from US12OF.

NOTE 8 – RECENTLY ADOPTED ACCOUNTING STANDARDS

In March 2008, the Financial Accounting Standards Board released Accounting Standards Codification 815 – Derivatives and Hedging, (“ASC 815”).  ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. US12OF adopted ASC 815 on January 1, 2009.

NOTE 9 – SUBSEQUENT EVENTS

US12OF has performed an evaluation of subsequent events through November 16, 2009, which is the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

Introduction

US12OF, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of US12OF is to have the changes in percentage terms of its units’ net asset value (“NAV”) reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of 12 Oil Futures Contracts on light, sweet crude oil as traded on the New York Mercantile Exchange (the “NYMEX”) consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contract”), less US12OF’s expenses.

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

The regulation of Crude Oil Interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  As stated in the section “What are the Risk Factors Involved with an Investment in US12OF?” of US12OF’s prospectus as filed with the SEC, regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments in the commodity interests and energy markets are impossible to predict but may significantly and adversely affect US12OF.

Currently, a number of proposals to alter the regulation of Crude Oil Interests are being considered by federal regulators and legislators. These proposals include the imposition of hard position limits on energy-based commodity futures contracts, the extension of position and accountability limits to futures contracts on non-U.S. exchanges previously exempt from such limits, and the forced use of clearinghouse mechanisms for all over-the-counter transactions.  An additional proposal would aggregate and limit all positions in energy futures held by a single entity, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts.  If any of the aforementioned proposals is implemented, US12OF’s ability to meet its investment objective may be negatively impacted.

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

Average crude oil futures prices were volatile during the nine months ended September 30, 2009 and exhibited wide daily swings along with an uneven upward trend from late February to late March 2009. The average price of the Benchmark Futures Contracts started the period at $54.01 per barrel. The low of the period was on February 18, 2009 when prices reached $44.24 per barrel. Average prices rose over the course of the period and hit a peak on August 5, 2009 of $75.58 per barrel. The period ended with the average price of the Benchmark Futures Contracts at $73.00 per barrel, up approximately 35.16% over the period. Similarly, US12OF’s NAV rose during the period from a starting level of $31.24 per unit to a high on August 5, 2009 of $39.73 per unit. US12OF’s NAV reached its low for the period on February 18, 2009 at $24.34 per unit. The NAV on September 30, 2009 was $36.78, up approximately 17.73% over the period.

For the first half of 2008, the crude oil futures market remained in a state of backwardation, meaning that the price of the near month crude oil futures contract was typically higher than the price of the next month crude oil futures contract, or contracts further away from expiration. For much of the third quarter of 2008, the crude oil futures market moved back and forth between a mild backwardation market and a mild contango market. A contango market is one in which the price of the near month crude oil futures contract is less than the price of the next month crude oil futures contract, or contracts further away from expiration. From late November 2008 to the end of 2008, the market moved into a much steeper contango market. During the first two quarters of 2009, the crude oil market remained in contango. During parts of January 2009 and February 2009, the level of contango was unusually steep reflecting that the cost of oil futures contracts further from expiration were significantly higher than the near month oil futures contract. Crude oil inventories, which reached historic levels in January 2009 and February 2009 and which appear to be the primary cause of the steep level of contango, began to drop in March 2009 and for the balance of the first half of 2009. The crude oil futures market remained in contango through the quarter ended September 30, 2009. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns”.

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

Since its initial offering of 11,000,000 units, US12OF has made one subsequent offering of its units: 100,000,000 units which were registered with the SEC on March 31, 2009. As of September 30, 2009, US12OF had issued 6,900,000 units and had 4,600,000 units outstanding. As of September 30, 2009, there were 104,100,000 units registered but not yet issued.

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

For the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

As of September 30, 2009, the total unrealized gain on Futures Contracts owned or held on that day was $21,343,800 and US12OF established cash deposits, including cash investments in money market funds, that were equal to $140,644,514. US12OF held 100.02% of its cash assets in overnight deposits and money market funds at its custodian bank, while -0.02% of the cash balance was held with the futures commission merchant as margin deposits for the Futures Contracts purchased. Margin requirements at this time were satisfied by unrealized appreciation on investments held at the futures commission merchant, including a forward funding excess of $8,690,704 in open equity over the required margin deposit amount. The ending per unit NAV on September 30, 2009 was $36.78.

By comparison, as of September 30, 2008, the total unrealized loss on Futures Contracts owned or held on that day was $214,800 and US12OF established cash deposits, including cash investments in money market funds, that were equal to $6,274,380. US12OF held 76.01% of its cash assets in overnight deposits and money market funds at its custodian bank, while 23.99% of the cash balance was held with the futures commission merchant as margin deposits for the Futures Contracts purchased. The ending per unit NAV on September 30, 2008 was $60.60. The decrease in the per unit NAV from September 30, 2008 to September 30, 2009 was primarily a result of sharply lower prices for crude oil and the related decline in the value of the Oil Futures Contracts that US12OF had invested in between the period ended September 30, 2008 and the period ended September 30, 2009.

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

During the nine months ended September 30, 2009, the daily average total net assets of US12OF were $138,722,810. During the nine months ended September 30, 2009, the management fee paid by US12OF amounted to $622,542, and was accrued daily. By comparison, during the nine months ended September 30, 2008, the daily average total net assets of US12OF were $9,521,254. During the nine months ended September 30, 2008, the management fee paid by US12OF amounted to $42,768, and was accrued daily.

In addition to the management fee, US12OF pays all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees, taxes and expenses for the nine months ended September 30, 2009 was $457,321, as compared to $150,970 for the nine months ended September 30, 2008. The increase in expenses from the nine months ended September 30, 2008 to the nine months ended September 30, 2009 was primarily due to the relative size of US12OF and activity that resulted from its increased size, including the registration and the offering of additional units, increased brokerage fees, increased licensing fees and increased tax reporting costs due to the greater number of unitholders during the period. For the nine months ended September 30, 2009, US12OF incurred $96,250 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the nine months ended September 30, 2008, US12OF did not incur any ongoing registration fees or other expenses relating to the registration and offering of additional units. Expenses incurred in connection with organizing US12OF and the costs of the initial offering of units were borne by the General Partner, and are not subject to reimbursement by US12OF.

US12OF is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. US12OF shares these fees with the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States Gasoline Fund, LP (“UGA”), the United States Heating Oil Fund, LP (“USHO”) and the United States Short Oil Fund, LP (“USSO”) based on the relative assets of each fund computed on a daily basis. These fees for calendar year 2009 are estimated to be a total of $477,000 for all funds. By comparison, for the year ended December 31, 2008, these fees amounted to a total of $282,000 for all funds, and US12OF’s portion of such fees was $1,762. Directors’ expenses are expected to increase in 2009 due to payment for directors’ and officers’ liability insurance and an increase in the compensation awarded to the independent directors of the General Partner. Effective as of March 3, 2009, the General Partner has obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage.

US12OF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil Interests or short-term obligations of the United States of two years or less (“Treasuries”). During the nine months ended September 30, 2009, total commissions paid to brokers amounted to $44,530. By comparison, during the nine months ended September 30, 2008, total commissions paid to brokers amounted to $1,568. The increase in the total commissions paid to brokers from the nine months ended September 30, 2008 to the nine months ended September 30, 2009 was primarily a function of the increase in US12OF’s average total net assets and the increase in redemptions and creations of units during the nine months ended September 30, 2009. The increase in assets required US12OF to purchase a greater number of futures contracts and incur a larger amount of commissions. As an annualized percentage of total net assets, the figure for the nine months ended September 30, 2009 represents approximately 0.04% of total net assets. By comparison, the figure for the nine months ended September 30, 2008 represented approximately 0.02% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Interest Income.  US12OF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil Interests in an amount equal to the total net assets of its portfolio. Typically, such investments do not require US12OF to pay the full amount of the contract value at the time of purchase, but rather require US12OF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, US12OF retains an amount that is approximately equal to its total net assets, which US12OF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with US12OF’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the nine months ended September 30, 2009, US12OF earned $174,296 in interest income on such cash holdings. Based on US12OF’s average daily total net assets, this is equivalent to an annualized yield of 0.17%. US12OF did not purchase Treasuries during the nine months ended September 30, 2009 and held all of its funds in cash and/or cash equivalents during this time period. By comparison, for the nine months ended September 30, 2008, US12OF earned $141,384 in interest income on such cash holdings. Based on US12OF’s average daily total net assets, this was equivalent to an annualized yield of 1.98%. US12OF did not purchase Treasuries during the nine months ended September 30, 2008 and held all of its funds in cash and/or cash equivalents during this time period. Interest rates on short-term investments in the United States, including cash, cash equivalents, and short-term Treasuries, were sharply lower during the nine months ended September 30, 2009 compared to the same time period in 2008. As a result, the amount of interest earned by US12OF as a percentage of total net assets was lower during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

For the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

During the three months ended September 30, 2009, the daily average total net assets of US12OF were $171,126,467. During the three months ended September 30, 2009, the management fee paid by US12OF amounted to $258,799, and was accrued daily. By comparison, during the three months ended September 30, 2008, the daily average total net assets of US12OF were $7,163,236. During the three months ended September 30, 2008, the management fee paid by US12OF amounted to $10,804, and was accrued daily.

In addition to the management fee, US12OF pays all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees, taxes and expenses for the three months ended September 30, 2009 was $227,905, as compared to $48,874 for the three months ended September 30, 2008. The increase in expenses from the three months ended September 30, 2008 to the three months ended September 30, 2009 was primarily due to the relative size of US12OF and activity that resulted from its increased size, including the registration and the offering of additional units, increased brokerage fees, increased licensing fees and increased tax reporting costs due to the greater number of unitholders during the period. For the three months ended September 30, 2009, US12OF incurred $29,750 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the three months ended September 30, 2008, US12OF did not incur any fees and other expenses relating to the registration and offering of additional units. Expenses incurred in connection with organizing US12OF and the costs of the initial offering of units were borne by the General Partner, and are not subject to reimbursement by US12OF.

US12OF is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. US12OF shares these fees with USOF, USNG, UGA, USHO and USSO based on the relative assets of each fund computed on a daily basis. These fees for the three months ended September 30, 2009 amounted to a total of $80,648 for all funds, and US12OF’s portion of such fees was $2,204. By comparison, for the three months ended September 30, 2008, these fees amounted to a total of $72,126 for all funds, and US12OF’s portion of such fees was $248. Directors’ expenses increased from the three months ended September 30, 2008 to the three months ended September 30, 2009 due to payment for directors’ and officers’ liability insurance and an increase in the compensation awarded to the independent directors of the General Partner. Effective as of March 3, 2009, the General Partner has obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage.

US12OF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil Interests or Treasuries. During the three months ended September 30, 2009, total commissions paid to brokers amounted to $5,521. By comparison, during the three months ended September 30, 2008, total commissions paid to brokers amounted to $66. The increase in the total commissions paid to brokers from the three months ended September 30, 2008 to the three months ended September 30, 2009 was primarily a function of the increase in US12OF’s average total net assets and the increase in redemptions and creations of units during the three months ended September 30, 2009. The increase in assets required US12OF to purchase a greater number of futures contracts and incur a larger amount of commissions. As an annualized percentage of total net assets, the figure for the three months ended September 30, 2009 represents approximately 0.01% of total net assets. By comparison, the figure for the three months ended September 30, 2008 represented approximately 0.00% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Interest Income.  US12OF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil Interests in an amount equal to the total net assets of its portfolio. Typically, such investments do not require US12OF to pay the full amount of the contract value at the time of purchase, but rather require US12OF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, US12OF retains an amount that is approximately equal to its total net assets, which US12OF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with US12OF’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the three months ended September 30, 2009, US12OF earned $50,707 in interest income on such cash holdings. Based on US12OF’s average daily total net assets, this is equivalent to an annualized yield of 0.12%. US12OF did not purchase Treasuries during the three months ended September 30, 2009 and held all of its funds in cash and/or cash equivalents during this time period. By comparison, for the three months ended September 30, 2008, US12OF earned $28,187 in interest income on such cash holdings. Based on US12OF’s average daily total net assets, this was equivalent to an annualized yield of 1.57%. US12OF did not purchase Treasuries during the three months ended September 30, 2008 and held all of its funds in cash and/or cash equivalents during this time period. Interest rates on short-term investments in the United States, including cash, cash equivalents, and short-term Treasuries, were sharply lower during the three months ended September 30, 2009 compared to the same time period in 2008. As a result, the amount of interest earned by US12OF as a percentage of total net assets was lower during the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Tracking US12OF’s Benchmark

US12OF seeks to manage its portfolio such that changes in its average daily NAV, on a percentage basis, closely track the changes in the average of the daily prices of the Benchmark Futures Contracts, also on a percentage basis. Specifically, US12OF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in the NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contracts. As an example, if the average daily movement of the average of the prices of the Benchmark Futures Contracts for a particular 30-day time period was 0.5% per day, US12OF management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). US12OF’s portfolio management goals do not include trying to make the nominal price of US12OF’s NAV equal to the average of the nominal prices of the current Benchmark Futures Contracts or the spot price for light, sweet crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Oil Futures Contracts.

For the 30 valuation days ended September 30, 2009, the simple average daily change in the Benchmark Futures Contracts was -0.098%, while the simple average daily change in the NAV of US12OF over the same time period was -0.101%. The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contracts, the average error in daily tracking by the NAV was -1.713%, meaning that over this time period US12OF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of US12OF’s NAV versus the daily movement of the Benchmark Futures Contracts for the 30-day period ended September 30, 2009.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Since the offering of US12OF units to the public on December 6, 2007 to September 30, 2009, the simple average daily change in the Benchmark Futures Contracts was -0.027%, while the simple average daily change in the NAV of US12OF over the same time period was -0.025%. The average daily difference was -0.002% (or -0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contracts, the average error in daily tracking by the NAV was -0.044%, meaning that over this time period US12OF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of US12OF versus the return of its Benchmark Futures Contracts can be calculated by comparing the actual return of US12OF, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that US12OF’s returns had been exactly the same as the daily changes in its Benchmark Futures Contracts.

For the nine months ended September 30, 2009, the actual total return of US12OF as measured by changes in its NAV was 17.73%. This is based on an initial NAV of $31.24 on December 31, 2008 and an ending NAV as of September 30, 2009 of $36.78. During this time period, US12OF made no distributions to its unitholders. However, if US12OF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contracts, US12OF would have ended the third quarter of 2009 with an estimated NAV of $36.95, for a total return over the relevant time period of 18.28%. The difference between the actual NAV total return of US12OF of 17.73% and the expected total return based on the Benchmark Futures Contracts of 18.28% was an error over the time period of 0.55%, which is to say that US12OF’s actual total return trailed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses and the interest that US12OF collects on its cash and cash equivalent holdings. During the nine months ended September 30, 2009, US12OF received interest income of $174,296, which is equivalent to a weighted average interest rate of 0.17% for the nine months ended September 30, 2009. In addition, during the nine months ended September 30, 2009, US12OF also collected $27,000 from its authorized purchasers (“Authorized Purchasers”) creating or redeeming baskets of units. This income also contributed to US12OF’s actual return. However, if the total assets of US12OF continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the nine months ended September 30, 2009, US12OF incurred net expenses of $1,068,636. Income from interest and Authorized Purchaser collections net of expenses was $(867,340), which is equivalent to a weighted average net interest rate of -0.84% for the nine months ended September 30, 2009.

By comparison, for the nine months ended September 30, 2008, the actual total return of US12OF as measured by changes in its NAV was 11.75%. This was based on an initial NAV of $54.23 on December 31, 2007 and an ending NAV as of September 30, 2008 of $60.60. During this time period, US12OF made no distributions to its unitholders. However, if US12OF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contracts, US12OF would have ended the third quarter of 2008 with an estimated NAV of $60.04, for a total return over the relevant time period of 10.74%. The difference between the actual NAV total return of US12OF of 11.75% and the expected total return based on the Benchmark Futures Contracts of 10.74% was an error over the time period of 1.01%, which is to say that US12OF’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that US12OF collected on its cash and cash equivalent holdings. During the nine months ended September 30, 2008, US12OF received interest income of $141,384, which is equivalent to a weighted average interest rate of 1.98% for the nine months ended September 30, 2008. In addition, during the nine months ended September 30, 2008, US12OF also collected $3,000 from Authorized Purchasers creating or redeeming baskets of units. During the nine months ended September 30, 2008, US12OF incurred net expenses of $60,784. Income from interest and Authorized Purchaser collections net of expenses was $83,600, which is equivalent to a weighted average net interest rate of 1.17% for the nine months ended September 30, 2008. This income also contributed to US12OF’s actual return exceeding the benchmark results.

There are currently three factors that have impacted or are most likely to impact US12OF’s ability to accurately track its Benchmark Futures Contracts.

First, US12OF may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which US12OF executes the trade. In that case, US12OF may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily NAV of US12OF to either be too high or too low relative to the changes in the Benchmark Futures Contracts. During the nine months ended September 30, 2009, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for US12OF to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact US12OF’s attempt to track its Benchmark Futures Contracts over time.

Second, US12OF earns interest on its cash, cash equivalents and Treasury holdings. US12OF is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the nine months ended September 30, 2009. Interest payments, and any other income, were retained within the portfolio and added to US12OF’s NAV. When this income exceeds the level of US12OF’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), US12OF will realize a net yield that will tend to cause daily changes in the NAV of US12OF to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contract. During the nine months ended September 30, 2009, US12OF earned, on an annualized basis, approximately 0.17% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.04% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.39% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -0.86% and affected US12OF’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contracts.

Third, US12OF may hold Other Oil Interests in its portfolio that may fail to closely track the Benchmark Futures Contracts’ total return movements. In that case, the error in tracking the benchmark could result in daily changes in the NAV of US12OF that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contracts. During the nine months ended September 30, 2009, US12OF did not hold any Other Oil Interests. However, there can be no assurance that in the future US12OF will not invest in such Other Oil Interests, which may have the effect of increasing transaction related expenses and result in increased tracking error.

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

Near Month Price (“NG1”) vs Average Price of the Near 12 Months (“12M Strip”) *
(10 years ending 12/31/08)

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

Near Month Price minus Average Price of the Near 12 Months *
(10 years ending 12/31/08)

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An investment in a portfolio that involved owning only the near month contract would likely produce a different result than an investment in a portfolio that owned an equal number of each of the near 12 months’ worth of contracts. Generally speaking, when the crude oil futures market is in backwardation, the near month only portfolio would tend to have a higher total return than the 12 month portfolio. Conversely, if the crude oil futures market was in contango, the portfolio containing 12 months’ worth of contracts would tend to outperform the near month only portfolio. The chart below shows the annual results of owning a portfolio consisting of the near month contract and a portfolio containing the near 12 months’ worth of contracts for light, sweet crude oil. In addition, the chart shows the annual change in the spot price of light, sweet crude oil. In this example, each month, the near month only portfolio would sell the near month contract at expiration and buy the next month contract. The portfolio holding an equal number of the near 12 months’ worth of contracts would sell the near month contract at expiration and replace it with the contract that becomes the new twelfth month contract.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During 2006 and the first half of 2007, these markets have experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation. The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango. The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation. Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008. Throughout the first nine months of 2009, the crude oil market remained in contango.  During parts of January and February 2009, the level of contango was unusually steep. Crude oil inventories, which reached historic levels in January and February and which appear to be the primary cause of the steep level of contango, began to drop in March and for the balance of the first nine months of 2009.  Crude oil remained in contango through September 30, 2009.

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

Crude Oil Market. During the nine months ended September 30, 2009, crude oil prices were impacted by several factors. On the consumption side, demand remained weak inside and outside the United States as continued global economic growth, including emerging economies such as China and India, remained weak to negative for the first quarter of the year. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries to more closely match global consumption were only partially successful. This divergence between production and consumption has led to large build-ups in crude oil inventories and contributed to weak oil prices. However, crude oil prices did finish the third quarter of 2009 approximately 58.32% higher than at the beginning of the nine month period. Management believes, however, that should the global economic situation remain weak, there is a meaningful possibility that crude oil prices could retreat from their current levels.

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one year period ended September 30, 2009, crude oil continued to have a strong positive correlation with heating oil and unleaded gasoline. During this period, it also had a slightly weaker correlation with the movements of natural gas than it had displayed over the ten year period ended December 31, 2008. Notably, the correlation between crude oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten year period ended December 31, 2008, displayed results that indicated that they had a mildly positive correlation over this shorter time period, particularly due to the recent downturn in the U.S. economy. Finally, the results showed that crude oil and U.S. government bonds, which had essentially been non-correlated for the ten year period ended December 31, 2008, were weakly negatively correlated over this more recent time period.

Correlation Matrix 12 months ended September 30, 2009	Large Cap US Equities (S&P 500)	US Gov't Bonds (EFFAS US Govt Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap US Equities (S&P 500)	1.000	0.088	0.988	0.522	0.694	0.205	0.706
US Gov't Bonds (EFFAS US Govt Bond Index)		1.000	0.102	-0.423	-0.303	0.082	-0.313
Global Equities (FTSE World Index)			1.000	0.552	0.697	0.205	0.705
Unleaded Gasoline				1.000	0.865	-0.089	0.768
Heating Oil					1.000	0.252	0.810
Natural Gas						1.000	0.193
Crude Oil							1.000

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

US12OF currently generates cash primarily from (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) interest earned on Treasuries, cash and/or cash equivalents. US12OF has allocated substantially all of its net assets to trading in Crude Oil Interests. US12OF invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil Interests. A significant portion of the NAV is held in cash and cash equivalents that are used as margin and as collateral for US12OF’s trading in Crude Oil Interests. The balance of the net assets is held in US12OF’s account at its custodian bank. Interest earned on US12OF’s interest-bearing funds is paid to US12OF. In prior periods, the amount of cash earned by US12OF from the sale of Creation Baskets and from interest earned has exceeded the amount of cash required to pay US12OF expenses. However, during the nine months ended September 30, 2009, expenses exceeded the income US12OF earned and the cash earned by the sale of Creation Baskets. To the extent expenses have exceeded interest income, US12OF's NAV will be negatively impacted.

US12OF’s investment in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent US12OF from promptly liquidating its positions in futures contracts.  During the nine months ended September 30, 2009, US12OF was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, US12OF cannot predict whether such an event may occur in the future.

Prior to the initial offering of US12OF, all payments with respect to US12OF’s expenses were paid by the General Partner.  US12OF does not have an obligation or intention to refund such payments by the General Partner.  The General Partner is under no obligation to pay US12OF’s current or future expenses.  Since the initial offering of units, US12OF has been responsible for expenses relating to (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (v) taxes and other expenses, including certain tax reporting costs, (vi) fees and expenses of the independent directors of the General Partner and (vii) other extraordinary expenses not in the ordinary course of business, while the General Partner has been responsible for expenses relating to the fees of US12OF’s marketing agent, administrator and custodian and registration expenses relating to the initial offering of units. If the General Partner and US12OF are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, US12OF will terminate and investors may lose all or part of their investment.

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

As of September 30, 2009, US12OF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $140,644,514. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of September 30, 2009, US12OF has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of US12OF. While US12OF’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on US12OF’s financial position.

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

The General Partner pays the fees of US12OF’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of US12OF’s condensed financial statements and its SEC and CFTC reports. The General Partner and US12OF have also entered into a licensing agreement with the NYMEX pursuant to which US12OF and the affiliated funds managed by the General Partner pay a licensing fee to the NYMEX. US12OF also pays the fees and expenses associated with its tax accounting and reporting requirements with the exception of certain initial implementation service fees and base service fees which are paid by the General Partner.

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

During the nine months ended September 30, 2009, US12OF did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during the nine months ended September 30, 2009, US12OF was not exposed to counterparty risk.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

Except as noted below, there has not been a material change from the risk factors previously disclosed in US12OF's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools which are publicly distributed in the United States. There is a possibility of future regulatory changes altering, perhaps to a material extent, the nature of an investment in US12OF or the ability of US12OF to continue to implement its investment strategy. In addition, various national governments have expressed concern regarding the disruptive effects of speculative trading in the energy markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on US12OF is impossible to predict, but could be substantial and adverse.

In the wake of the economic crisis last year, the Administration, federal regulators and Congress are revisiting the regulation of the financial sector, including securities and commodities markets. These efforts are likely to result in significant changes in the regulation of these markets.

Currently, a number of proposals that would alter the regulation of Oil Interests are being considered by federal regulators and Congress. These proposals include the imposition of fixed position limits on energy-based commodity futures contracts, extension of position and accountability limits to futures contracts on non-U.S. exchanges previously exempt from such limits, and the forced use of clearinghouse mechanisms for all over-the-counter transactions. Certain proposals would aggregate and limit all positions in energy futures held by a single entity, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts. While it cannot be predicted at this time what reforms will eventually be made or how they will impact US12OF, if any of the aforementioned proposals are implemented, US12OF’s ability to meet its investment objective may be negatively impacted and investors could be adversely affected

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 6.  Exhibits.

Listed below are the exhibits which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document

3.1*	Amended and Restated Agreement of Limited Partnership.
3.3**	Fourth Amended and Restated Limited Liability Company Agreement of the General Partner.
10.2*	Marketing Agent Agreement.
10.4*	Custodian Agreement.
10.6*	Administrative Agency Agreement.
10.8*	Amendment Agreement to the Marketing Agent Agreement.
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Incorporated by reference to the Quarterly Report on Form 10-Q for the United States Oil Fund, LP for the quarter ended September 30, 2009, filed on November 9, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States 12 Month Oil Fund, LP (Registrant)
By: United States Commodity Funds LLC, its general partner

By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer

Date: November 16, 2009

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer

Date: November 16, 2009