Form 10-K/A
period 2008-12-31
United States 12 Month Oil Fund, LP
filed 2010-01-25
CIK 1405528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒  No

The aggregate market value of the registrant’s units held by non-affiliates of the registrant as of June 30, 2008 was: $8,392,000.

The registrant had 4,900,000 outstanding units as of March 30, 2009.

 DOCUMENTS INCORPORATED BY REFERENCE:
None.

Explanatory Note

The United States 12 Month Oil Fund, LP (“US12OF”) is filing this Amendment No. 2 to its annual report on Form 10-K (“Form 10-K/A”) for the fiscal year ended December 31, 2008 that was filed with the Securities and Exchange Commission on March 31, 2009 (“Form 10-K”) in order to file amended principal executive officer and  principal financial officer certifications originally filed as Exhibits 31.1 and 31.2 to the Form 10-K, which inadvertently omitted certain language referring to internal control over financial reporting.

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

United States 12 Month Oil Fund, LP (Registrant)
By: United States Commodity Funds LLC, its general partner

By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer

Date:  January 25, 2010

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer

Date:  January 25, 2010