Form 10-Q/A
period 2009-03-31
United States 12 Month Oil Fund, LP
filed 2010-01-25
CIK 1405528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

☐ Yes    ☒ No

Explanatory Note

The United States 12 Month Oil Fund, LP (“US12OF”) is filing this Amendment No. 1 to its quarterly report on Form 10-Q (“Form 10-Q/A”) for the quarter ended March 31, 2009 that was filed with the Securities and Exchange Commission on May 15, 2009 (“Form 10-Q”) in order to file amended principal executive officer and  principal financial officer certifications originally filed as Exhibits 31.1 and 31.2 to the Form 10-Q, which inadvertently omitted certain language referring to internal control over financial reporting.

Except as set forth above, no other changes have been made to the Form 10-Q, and the Form 10-Q/A does not amend, update or change any other items or disclosure found in the Form 10-Q.  Further, the Form 10-Q/A does not reflect events that occurred after the filing of the Form 10-Q.

Part II. OTHER INFORMATION

Item 6.  Exhibits.

Listed below are the exhibits which are filed as part of this quarterly report on Form 10-Q/A (according to the number assigned to them in Item 601 of Regulation S-K):

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