Form 10-Q/A
period 2009-06-30
United States 12 Month Oil Fund, LP
filed 2010-01-25
CIK 1405528

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

☐ Yes    ☒ No

Explanatory Note

The United States 12 Month Oil Fund, LP (“US12OF”) is filing this Amendment No. 1 to its quarterly report on Form 10-Q (“Form 10-Q/A”) for the quarter ended June 30, 2009 that was filed with the Securities and Exchange Commission on August 13, 2009 (“Form 10-Q”) in order to file amended principal executive officer and  principal financial officer certifications originally filed as Exhibits 31.1 and 31.2 to the Form 10-Q, which inadvertently omitted certain language referring to internal control over financial reporting.

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