Form 10-Q
period 2010-03-31
United States 12 Month Oil Fund, LP
filed 2010-05-10
CIK 1405528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33859

United States 12 Month Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-0431897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Index to Condensed Financial Statements

United States 12 Month Oil Fund, LP
Condensed Statements of Financial Condition
At March 31, 2010 (Unaudited) and December 31, 2009

	March 31, 2010	December 31, 2009
Assets
Cash and cash equivalents (Note 5)	$135,615,478	$141,666,539
Equity in UBS Securities LLC trading accounts:
Cash	7,890,561	3,408,951
Unrealized gain on open commodity futures contracts	13,096,200	20,802,090
Interest receivable	3,346	6,219
Other assets	146,821	145,723

Total assets	$156,752,406	$166,029,522

Liabilities and Partners' Capital
Professional fees payable	$430,214	$405,399
General Partner management fees payable (Note 3)	82,363	78,963
Brokerage commission fees payable	11,532	10,532
Other liabilities	11,256	11,319

Total liabilities	535,365	506,213

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	156,217,041	165,523,309
Total Partners' Capital	156,217,041	165,523,309

Total liabilities and partners' capital	$156,752,406	$166,029,522

Limited Partners' units outstanding	3,800,000	4,100,000
Net asset value per unit	$41.11	$40.37
Market value per unit	$40.87	$29.89

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At March 31, 2010

		Gain (Loss) on
		Open	% of
	Number of	Commodity	Partners'
	Contracts	Contracts	Capital
Open Futures Contracts
United States Contracts
NYMEX Crude Oil Futures CL contracts, expire May 2010	153	$2,506,780	1.61
NYMEX Crude Oil Futures CL contracts, expire June 2010	153	2,471,560	1.58
NYMEX Crude Oil Futures CL contracts, expire July 2010	153	1,177,650	0.75
NYMEX Crude Oil Futures CL contracts, expire August 2010	153	1,965,230	1.26
NYMEX Crude Oil Futures CL contracts, expire September 2010	153	691,390	0.44
NYMEX Crude Oil Futures CL contracts, expire October 2010	153	1,337,380	0.86
NYMEX Crude Oil Futures CL contracts, expire November 2010	153	1,391,440	0.89
NYMEX Crude Oil Futures CL contracts, expire December 2010	153	382,530	0.25
NYMEX Crude Oil Futures CL contracts, expire January 2011	153	238,650	0.15
NYMEX Crude Oil Futures CL contracts, expire February 2011	153	(436,070)	(0.28)
NYMEX Crude Oil Futures CL contracts, expire March 2011	153	1,333,720	0.85
NYMEX Crude Oil Futures CL contracts, expire April 2011	153	35,940	0.02
Total Open Futures Contracts	1,836	$13,096,200	8.38

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio – Class I	$75,112,524	$75,112,524	48.08
Goldman Sachs Financial Square Funds - Government Fund - Class SL	42,430,964	42,430,964	27.16
Total Cash Equivalents		$117,543,488	75.24

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2010  and 2009

	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$10,895,750	$(2,984,510)
Change in unrealized gain (loss) on open positions	(7,705,890)	19,980,000
Interest income	9,773	44,621
Other income	1,000	15,000

Total income	3,200,633	17,055,111

Expenses
General Partner management fees (Note 3)	237,567	97,263
Professional fees	165,497	-
Brokerage commission fees	5,140	28,767
Other expenses	17,253	51,336

Total expenses	425,457	177,366

Expense waiver	-	(11,227)

Net expenses	425,457	166,139

Net income	$2,775,176	$16,888,972
Net income (loss) per limited partnership unit	$0.74	$(0.92)
Net income per weighted average limited partnership unit	$0.68	$7.20
Weighted average limited partnership units outstanding	4,076,667	2,346,667

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the three months ended March 31, 2010

	General Partner	Limited Partners	Total

Balances, at December 31, 2009	$-	$165,523,309	$165,523,309
Redemption of 300,000 partnership units	-	(12,081,444)	(12,081,444)
Net income	-	2,775,176	2,775,176

Balances, at March 31, 2010	$-	$156,217,041	$156,217,041

Net Asset Value Per Unit
At December 31, 2009	$40.37
At March 31, 2010	$41.11

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2010 and 2009

	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
Cash Flows from Operating Activities:
Net income	$2,775,176	$16,888,972
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Increase in commodity futures trading account – cash	(4,481,610)	(6,051,605)
Unrealized (gain) loss on futures contracts	7,705,890	(19,980,000)
Decrease in receivable from General Partner	-	85,792
Decrease (increase) in interest receivable and other assets	1,775	(208,592)
Increase in General Partner management fees payable	3,400	70,613
Increase in professional fees payable	24,815	-
Increase in brokerage commission fees payable	1,000	-
Decrease in other liabilities	(63)	(54,787)
Net cash provided by (used in) operating activities	6,030,383	(9,249,607)

Cash Flows from Financing Activities:
Subscription of partnership units	-	141,910,552
Redemption of partnership units	(12,081,444)	(16,501,898)

Net cash provided by (used in) financing activities	(12,081,444)	125,408,654

Net Increase (Decrease) in Cash and Cash Equivalents	(6,051,061)	116,159,047

Cash and Cash Equivalents, beginning of period	141,666,539	4,012,323
Cash and Cash Equivalents, end of period	$135,615,478	$120,171,370

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Notes to Condensed Financial Statements
For the period ended March 31, 2010 (Unaudited)

 NOTE 1 - ORGANIZATION AND BUSINESS

The United States 12 Month Oil Fund, LP (“US12OF”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007.  US12OF is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, US12OF’s units traded on the American Stock Exchange (the “AMEX”). US12OF will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of December 4, 2007 (the “LP Agreement”). The investment objective of US12OF is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of the 12 futures contracts on light, sweet crude oil as traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following 11 consecutive months, less US12OF’s expenses. US12OF accomplishes its objective through investments in futures contracts for light, sweet crude oil, and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil related investments such as cash-settled options on oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil Interests”). As of March 31, 2010, US12OF held 1,836 Oil Futures Contracts traded on the NYMEX.

US12OF commenced investment operations on December 6, 2007 and has a fiscal year ending on December 31. United States Commodity Funds LLC (formerly known as Victoria Bay Asset Management, LLC) (the “General Partner”) is responsible for the management of US12OF. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008.  The General Partner is also the general partner of the United States Short Oil Fund, LP (“USSO”) and the United States 12 Month Natural Gas Fund, LP (“US12NG”), which listed their limited partnership units on the NYSE Arca on September 24, 2009 and November 18, 2009, respectively.  The General Partner has also filed registration statements to register units of the United States Brent Oil Fund, LP (“USBO”) and the United States Commodity Index Fund (“USCI”).

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

US12OF issues units to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 100,000 units (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the net asset value of a unit calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

In addition, Authorized Purchasers pay US12OF a $1,000 fee for each order placed to create one or more Creation Baskets or to redeem one or more baskets consisting of 100,000 units (“Redemption Baskets”). Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the net asset value of US12OF but rather at market prices quoted on such exchange.

On December 4, 2008, US12OF initially registered 11,000,000 units on Form S-1 with the SEC. On December 6, 2007, US12OF listed its units on the AMEX under the ticker symbol “USL”. On that day, US12OF established its initial net asset value by setting the price at $50.00 per unit and issued 300,000 units in exchange for $15,001,000.  US12OF also commenced investment operations on December 6, 2007, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of March 31, 2010, US12OF had registered a total of 111,000,000 units.

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

Creations and Redemptions

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at March 31, 2010.

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

Ongoing Registration Fees and Other Offering Expenses

US12OF pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2010 and 2009, US12OF incurred $4,040 and $21,000, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

US12OF is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. Effective as of April 1, 2010, US12OF is responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and each of the funds.  US12OF shares these fees and expenses with USOF, USNG, UGA, USHO, USSO and US12NG based on the relative assets of each fund, computed on a daily basis. These fees and expenses for the calendar year 2010 are estimated to be a total of $538,870 for all funds.

Licensing Fees

As discussed in Note 4, US12OF entered into a licensing agreement with the NYMEX on January 16, 2008. Pursuant to the agreement, US12OF and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000.  During the three months ended March 31, 2010 and 2009, US12OF incurred $9,212 and $3,997, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with US12OF’s audit expenses and tax accounting and reporting requirements are paid by US12OF.  These costs were approximately $123,436 for the three months ended March 31, 2010.

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

US12OF has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to US12OF in connection with the purchase and sale of Oil Futures Contracts and Other Oil Interests that may be purchased and sold by or through UBS Securities for US12OF’s account. The agreement provides that UBS Securities charge US12OF commissions of approximately $7 per round-turn trade, including applicable exchange and NFA fees for Oil Futures Contracts and options on Oil Futures Contracts.

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

US12OF invests a portion of its cash in money market funds that seek to maintain a stable net asset value. US12OF is exposed to any risk of loss associated with an investment in these money market funds. As of March 31, 2010 and December 31, 2009, US12OF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $143,506,039 and $145,075,490, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

US12OF values its investments in accordance with Accounting Standards Codification 820 – Fair Value Measurements and Disclosures (“ASC 820”).  ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of US12OF (observable inputs) and (2) US12OF’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

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

The following table summarizes the valuation of US12OF’s securities at March 31, 2010 using the fair value hierarchy:

At March 31, 2010	Total	Level I	Level II	Level III

Short-Term Investments	$117,543,488	$117,543,488	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	13,096,200	13,096,200	-	-

During the three months ended March 31, 2010, there were no significant transfers between Level I and Level II.

Effective January 1, 2009, US12OF adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

		At March 31, 2010	At December 31, 2009
Derivatives not Accounted for as Hedging Instruments	Statement of Financial Condition Location	Fair Value	Fair Value

Futures -
Commodity Contracts	Assets	$13,096,200	$20,802,090

The Effect of Derivative Instruments on the Statements of Operations

		For the three months ended March 31, 2010		For the three months ended March 31, 2009
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income

Futures -	Realized gain
Commodity Contracts	(loss) on closed
	futures contracts	$10,895,750		$(2,984,510)

	Change in unrealized gain (loss) on open futures contracts		$(7,705,890)		$19,980,000

NOTE 7 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2010 and 2009 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended	For the three months ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$40.37	$31.24
Total income (loss)	0.84	(0.85)
Net expenses	(0.10)	(0.07)
Net increase (decrease) in net asset value	0.74	(0.92)
Net asset value, end of period	$41.11	$30.32

Total Return	1.83%	(2.94)%

Ratios to Average Net Assets
Total income	1.99%	25.94%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	0.47%	0.49%
Expenses waived*	0.00%	(0.07)%
Net expenses excluding management fees*	0.47%	0.42%
Net income	1.73%	25.69%

*Annualized

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from US12OF.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 clarifies existing disclosure and requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, entities will need to disclose information about purchases, sales, issuances and settlements of Level 3 securities on a gross basis, rather than as a net number as currently required. The General Partner is currently evaluating the impact ASU No. 2010-06 will have on US12OF’s financial statement disclosures.

NOTE 9 – SUBSEQUENT EVENTS

US12OF has performed an evaluation of subsequent events through the date the financial statements were available to be issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

Introduction

US12OF, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of US12OF is for the changes in percentage terms of its units’ net asset value (“NAV”) to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of 12 Oil Futures Contracts for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contract”), less US12OF’s expenses.

US12OF seeks to achieve its investment objective by investing in a combination of oil futures contracts and other oil interests such that changes in its NAV, measured in percentage terms, will closely track the changes in the average of the prices of the Benchmark Futures Contracts, also measured in percentage terms. US12OF’s general partner believes the daily changes in the average of the prices of the Benchmark Futures Contracts have historically closely tracked the daily changes in the spot price of light, sweet crude oil.  It is not the intent of US12OF to be operated in a fashion such that its NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed crude oil futures contracts and other oil interests.

On any valuation day, the Benchmark Futures Contracts are the near month futures contract for light, sweet crude oil traded on the NYMEX and the contracts for the following 11 months for a total of 12 consecutive months’ contracts unless the near month contract is within two weeks of expiration, in which case the Benchmark Futures Contract’s are the next month contract for light, sweet crude oil traded on the NYMEX and the contracts for the following 11 consecutive months. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract.

US12OF invests in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil interests such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil Interests”). For convenience and unless otherwise specified, Oil Futures Contracts and Other Oil Interests collectively are referred to as “Oil Interests” in this quarterly report on Form 10-Q.

The regulation of commodity interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  As stated under the heading, “Risk Factors” in Item 1A of US12OF’s annual report on Form 10-K for the year ended December 31, 2009, regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments in the commodity interests and energy markets are impossible to predict but may significantly and adversely affect US12OF.

Currently, a number of proposals to alter the regulation of commodity interests are being considered by federal regulators and legislators. These proposals include the imposition of hard position limits on energy-based commodity futures contracts, the extension of position and accountability limits to futures contracts on non-U.S. exchanges previously exempt from such limits, and the forced use of clearinghouse mechanisms for all over-the-counter transactions.  An additional proposal would aggregate and limit all positions in energy futures held by a single entity, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts.  The U.S. Commodity Futures Trading Commission (the “CFTC”) has also recently published a proposed rule that would impose fixed position limits on certain energy futures contracts, including the Benchmark Futures Contracts, without the need for any new legislation to be passed.  If any of the aforementioned proposals is implemented, US12OF’s ability to meet its investment objective may be negatively impacted and investors could be adversely affected.

The general partner of US12OF, United States Commodity Funds LLC (the “General Partner”), which is registered as a commodity pool operator (“CPO”) with the CFTC, is authorized by the Amended and Restated Agreement of Limited Partnership of US12OF (the “LP Agreement”) to manage US12OF. The General Partner is authorized by US12OF in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

Average crude oil futures prices were volatile during the three months ended March 31, 2010 and exhibited wide daily swings along with an uneven upward trend from late January, 2010 to late March, 2010. The average price of the Benchmark Futures Contracts started the period at $82.15 per barrel. The low of the period was on February 5, 2010 when prices reached $73.64 per barrel. Average prices rose over the course of the period and hit a peak on January 8, 2010 of $86.08 per barrel. The period ended with the average price of the Benchmark Futures Contracts at $85.12 per barrel, up approximately 3.62% over the period. Similarly, US12OF’s NAV rose during the period from a starting level of $40.37 per unit to a high on January 6, 2010 of $42.21 per unit. US12OF’s NAV reached its low for the period on February 5, 2010 at $35.96 per unit.  The NAV on March 31, 2010 was $41.11, up approximately 1.83% over the period. The Benchmark Futures Contract prices listed above begin with the February, 2010 to January, 2011 contract and end with the May, 2010 to April, 2011 contract. The return of approximately 3.62% on the average price of the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding futures contracts.

During the three months ended March 31, 2010, the level of contango remained mildly steep, meaning that the price of the near month crude oil futures contract is less than the price of the next month crude oil futures contract, or contracts further away from expiration. Crude oil inventories, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and for the remainder of 2009 and the beginning of 2010. The crude oil futures market remained in contango through the end of March 2010. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns”.

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

Since its initial offering of 11,000,000 units, US12OF has made one subsequent offering of its units: 100,000,000 units which were registered with the SEC on March 31, 2009.  As of March 31, 2010, US12OF had issued 7,500,000 units and had 3,800,000 units outstanding. As of March 31, 2010, there were 103,500,000 units registered but not yet issued.

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

For the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

As of March 31, 2010, the total unrealized gain on Futures Contracts owned or held on that day was $13,096,200 and US12OF established cash deposits, including cash investments in money market funds, that were equal to $143,506,039. US12OF held 94.50% of its cash assets in overnight deposits and money market funds at its custodian bank, while 5.50% of the cash balance was held as margin deposits for the Futures Contracts purchased.  The ending per unit NAV on March 31, 2010 was $41.11.

By comparison, as of March 31, 2009, the total unrealized gain on Futures Contracts owned or held on that day was $17,225,370 and US12OF established cash deposits, including cash investments in money market funds, that were equal to $131,216,197.  US12OF held 91.58% of its cash assets in overnight deposits and money market funds at its custodian bank, while 8.42% of the cash balance was held as margin deposits for the Futures Contracts purchased. The ending per unit NAV on March 31, 2009 was $30.32. The increase in the per unit NAV from March 31, 2009 compared to March 31, 2010 was primarily a result of higher prices for crude oil and the related increase in the value of the Oil Futures Contracts that US12OF had invested in between the period ended March 31, 2009 and the period ended March 31, 2010.

Portfolio Expenses. US12OF’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, the fees and expenses of the independent directors of the General Partner and expenses relating to tax accounting and reporting requirements.  The management fee that US12OF pays to the General Partner is calculated as a percentage of the total net assets of US12OF.  US12OF pays the General Partner a management fee of 0.60% of its average net assets. The fee is accrued daily and paid monthly.

During the three months ended March 31, 2010, the daily average total net assets of US12OF were $160,578,011. The management fee paid by US12OF during the period amounted to $237,567. By comparison, during the three months ended March 31, 2009, the daily average total net assets of US12OF were $65,742,433. During the three months ended March 31, 2009, the management fee paid by US12OF amounted to $97,263.

In addition to the management fee, US12OF pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended March 31, 2010 was $187,890, as compared to $80,103 for the three months ended March 31, 2009. The increase in expenses from the three months ended March 31, 2009 as compared to the three months ended March 31, 2010 was primarily due to the expiration of the fee waiver.  For the three months ended March 31, 2010, US12OF incurred $4,040 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the three months ended March 31, 2009, US12OF incurred $21,000 in ongoing registration fees and other expenses relating to the registration and offering of additional units.

US12OF is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. US12OF shares these fees and expenses with the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States Gasoline Fund, LP (“UGA”), the United States Heating Oil Fund, LP (“USHO”), the United States Short Oil Fund, LP (“USSO”) and the United States 12 Month Natural Gas Fund, LP (“US12NG”), based on the relative assets of each fund computed on a daily basis. These fees for calendar year 2010 are estimated to be a total of $538,870 for all funds. By comparison, for the year ended December 31, 2009, these fees amounted to a total of $433,046 for all funds, and US12OF’s portion of such fees was $12,326. Directors’ expenses are expected to increase in 2010 due to an increase in the amount of directors’ and officers’ liability insurance coverage.  Effective as of March 3, 2009, the General Partner has obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage. Effective as of April 1, 2010, US12OF is also responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and each of the funds.

US12OF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil Interests or short-term obligations of the United States of two years or less (“Treasuries”). During the three months ended March 31, 2010, total commissions paid to brokers amounted to $5,140.  By comparison, during the three months ended March 31, 2009, total commissions paid to brokers amounted to $28,767. The decrease in the total commissions paid to brokers from the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily a function of the decrease in creations of units during the three months ended March 31, 2010.  The decrease in creation activity required US12OF to purchase fewer futures contracts and incur a lower amount of commissions. As an annualized percentage of total net assets, the figure for the three months ended March 31, 2010 represents approximately 0.01% of total net assets. By comparison, the figure for the three months ended March 31, 2009 represented approximately 0.18% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with US12OF’s audit expenses and tax accounting and reporting requirements are paid by US12OF.  These costs are estimated to be $276,189 for the calendar year 2010.

Interest Income.  US12OF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil Interests in an amount equal to the total net assets of its portfolio. Typically, such investments do not require US12OF to pay the full amount of the contract value at the time of purchase, but rather require US12OF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, US12OF retains an amount that is approximately equal to its total net assets, which US12OF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with US12OF’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the three months ended March 31, 2010, US12OF earned $9,773 in interest income on such cash and/or cash equivalents.  Based on US12OF’s average daily total net assets, this was equivalent to an annualized yield of 0.02%.  US12OF did not purchase Treasuries during the three months ended March 31, 2010 and held only cash and/or cash equivalents during this time period. By comparison, for the three months ended March 31, 2009, US12OF earned $44,621 in interest income on such cash and/or cash equivalents.  Based on US12OF’s average daily total net assets, this was equivalent to an annualized yield of 0.28%. US12OF did not purchase Treasuries during the three months ended March 31, 2009 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments in the United States, including cash, cash equivalents, and short-term Treasuries, were sharply lower during the three months ended March 31, 2010 compared to the same time period in 2009. As a result, the amount of interest earned by US12OF as a percentage of total net assets was lower during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Tracking US12OF’s Benchmark

US12OF seeks to manage its portfolio such that changes in its average daily NAV, on a percentage basis, closely track the changes in the average of the daily prices of the Benchmark Futures Contracts, also on a percentage basis. Specifically, US12OF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in its NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the prices of the Benchmark Futures Contracts. As an example, if the average daily movement of the average of the prices of the Benchmark Futures Contracts for a particular 30-day time period was 0.5% per day, US12OF management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). US12OF’s portfolio management goals do not include trying to make the nominal price of US12OF’s NAV equal to the average of the nominal prices of the current Benchmark Futures Contracts or the spot price for light, sweet crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Oil Futures Contracts.

For the 30 valuation days ended March 31, 2010, the simple average daily change in the Benchmark Futures Contracts was 0.201%, while the simple average daily change in the NAV of US12OF over the same time period was 0.197%. The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contracts, the average error in daily tracking by the NAV was 2.791%, meaning that over this time period US12OF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. A significant portion of the level of US12OF’s relative tracking error as a percentage of the benchmark move can be explained by periods of flat price returns.  For example, on March 25, 2010 the return on the benchmark was -0.012%, while the return on US12OF was 0.000%.  While the absolute difference between US12OF’s return and the benchmark contract’s return was only 0.012%, the error as a percentage of the benchmark change was 100%.  This caused US12OF’s running 30-day tracking error to rise from -0.594% below the average 30-day benchmark return to 2.715% above the average 30-day benchmark return.  As discussed above, the absolute difference between US12OF’s return and the benchmark return is very small. The first chart below shows the daily movement of US12OF’s NAV versus the daily movement of the Benchmark Futures Contracts for the 30-day period ended March 31, 2010.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Since the offering of US12OF units to the public on December 6, 2007 to March 31, 2010, the simple average daily change in the Benchmark Futures Contracts was 0.002%, while the simple average daily change in the NAV of US12OF over the same time period was 0.002%. The average daily difference was 0.00% (or 0.00 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contracts, the average error in daily tracking by the NAV was -0.044% meaning that over this time period US12OF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of US12OF versus the return of its Benchmark Futures Contracts can be calculated by comparing the actual return of US12OF, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that US12OF’s returns had been exactly the same as the daily changes in its Benchmark Futures Contracts.

For the three months ended March 31, 2010, the actual total return of US12OF as measured by changes in its NAV was 1.83%. This is based on an initial NAV of $40.37 on December 31, 2009 and an ending NAV as of March 31, 2010 of $41.11. During this time period, US12OF made no distributions to its unitholders. However, if US12OF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contracts, US12OF would have ended the first quarter of 2010 with an estimated NAV of $41.22, for a total return over the relevant time period of 2.11%. The difference between the actual NAV total return of US12OF of 1.83% and the expected total return based on the Benchmark Futures Contracts of 2.11% was an error over the time period of 0.28%, which is to say that US12OF’s actual total return trailed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses and the interest that US12OF collects on its cash and cash equivalent holdings. During the three months ended March 31, 2010, US12OF received interest income of $9,773, which is equivalent to a weighted average interest rate of 0.02% for such period. In addition, during the three months ended March 31, 2010, US12OF also collected $1,000 from its authorized purchasers (“Authorized Purchasers”) creating or redeeming baskets of units. This income contributed to US12OF’s actual return.  However, if the total assets of US12OF increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the three months ended March 31, 2010, US12OF incurred total expenses of $425,457. Expenses net of income from interest and Authorized Purchaser collections was $(414,684), which is equivalent to a weighted average net interest rate of (1.05)% for the three months ended March 31, 2010. These net expenses also contributed to US12OF’s actual return trailing the benchmark results.

By comparison, for the three months ended March 31, 2009, the actual total return of US12OF as measured by changes in its NAV was -2.94%. This was based on an initial NAV of $31.24 on December 31, 2008 and an ending NAV as of March 31, 2009 of $30.32. During this time period, US12OF made no distributions to its unitholders. However, if US12OF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contracts, US12OF would have ended the first quarter of 2009 with an estimated NAV of $30.43, for a total return over the relevant time period of -2.59%. The difference between the actual NAV total return of US12OF of -2.94% and the expected total return based on the Benchmark Futures Contracts of -2.59% was an error over the time period of -0.35%, which is to say that US12OF’s actual total return trailed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the expenses and the interest that US12OF collected on its cash and cash equivalent holdings. During the three months ended March 31, 2009, US12OF received interest income of $44,621, which is equivalent to a weighted average interest rate of 0.28% for such period.  In addition, during the three months ended March 31, 2009, US12OF also collected $15,000 from Authorized Purchasers creating or redeeming baskets of units. During the three months ended March 31, 2009, US12OF incurred net expenses of $166,139. Income from interest and Authorized Purchaser collections net of expenses was $(106,518), which is equivalent to a weighted average net interest rate of (0.66)% for the three months ended March 31, 2009. This income also contributed to US12OF’s actual return trailing the benchmark results.

There are currently three factors that have impacted or are most likely to impact US12OF’s ability to accurately track its Benchmark Futures Contracts.

First, US12OF may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which US12OF executes the trade. In that case, US12OF may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily NAV of US12OF to either be too high or too low relative to the changes in the Benchmark Futures Contracts. During the three months ended March 31, 2010, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for US12OF to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact US12OF’s attempt to track the Benchmark Futures Contracts over time.

Second, US12OF earns interest on its cash, cash equivalents and Treasury holdings. US12OF is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the three months ended March 31, 2010. Interest payments, and any other income, were retained within the portfolio and added to US12OF’s NAV. When this income exceeds the level of US12OF’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), US12OF will realize a net yield that will tend to cause daily changes in the NAV of US12OF to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contract. During the three months ended March 31, 2010, US12OF earned, on an annualized basis, approximately 0.02% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.01% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.46% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (1.05)% and affected US12OF’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contracts.

Third, US12OF may hold Other Oil Interests in its portfolio that may fail to closely track the Benchmark Futures Contracts’ total return movements. In that case, the error in tracking the benchmark could result in daily changes in the NAV of US12OF that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contracts. During the three months ended March 31, 2010, US12OF did not hold any Other Oil Interests. However, there can be no assurance that in the future US12OF will not invest in such Other Oil Interests, which may have the effect of increasing transaction related expenses and result in increased tracking error.

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

The chart below compares the price of the near month contract to the average price of the near 12 month contracts over the last 10 years (2000-2009) for light, sweet crude oil. When the price of the near month contract is higher than the average price of the near 12 month contracts, the market would be described as being in backwardation. When the price of the near month contract is lower than the average price of the near 12 month contracts, the market would be described as being in contango. Although the prices of the near month contract and the average price of the near 12 month contracts do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the average price of the near 12 month contracts (backwardation), and other times they are below the average price of the near 12 month contracts (contango).

.

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

Near Month Price (CL1) minus Average Price of Near 12 Months (12 Mo Strip)
2000-2009
$25.00
$20.00
$15.00
$10.00
$5.00
$0.00
-$5.00
-$10.00
-$15.00
-$20.00
-$25.00
-$30.00
Backwardation Market
Contango Market
1/1/2000
5/1/2000
9/1/2000
1/1/2001
5/1/2001
9/1/2001
1/1/2002
5/1/2002
9/1/2002
1/1/2003
5/1/2003
9/1/2003
1/1/2004
5/1/2004
9/1/2004
1/1/2005
5/1/2005
9/1/2005
1/1/2006
5/1/2006
9/1/2006
1/1/2007
5/1/2007
9/1/2007
1/1/2008
5/1/2008
9/1/2008
1/1/2009
5/1/2009
9/1/2009
Contango/Backwardation

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During 2006 and the first half of 2007, these markets experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation. The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango. The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation. Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008. Throughout the rest of 2009, the crude oil market remained in contango.  During parts of January and February 2009, the level of contango was unusually steep. Crude oil inventories, which reached historic levels in January and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and for the balance of 2009 and the beginning of 2010. The crude oil futures market remained in contango through March 31, 2010.

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

Crude Oil Market. During the three months ended March 31, 2010, crude oil prices were impacted by several factors. On the consumption side, demand improved inside and outside the United States as global economic growth, including emerging economies such as China and India, improved for the first quarter of the year. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries to more closely match global consumption were partially successful. Crude oil prices did finish the first quarter of 2010 approximately 5.54% higher than at the beginning of the year, as investors looked forward to continued improvements in the global economy. Management believes, however, that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could retreat from their current levels.

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

10 Year Correlation Matrix 2000-2009	Large Cap U.S. Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Natural Gas	Heating Oil	Crude Oil

Large Cap U.S. Equities (S&P 500)	1.000	-0.259	0.966	0.135	0.087	0.023	0.152

U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)		1.000	-0.237	-0.214	-0.078	0.128	-0.127

Global Equities (FTSE World Index)			1.000	0.196	0.165	0.084	0.246

Unleaded Gasoline				1.000	0.613	0.257	0.724

Natural Gas					1.000	0.466	0.334

Heating Oil						1.000	0.783

Crude Oil							1.000

source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one year period ended March 31, 2010, crude oil continued to have a strong positive correlation with heating oil and unleaded gasoline. During this period, it also had a slightly weaker correlation with the movements of natural gas than it had displayed over the ten year period ended December 31, 2009. Notably, the correlation between crude oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten year period ended December 31, 2009, displayed results that indicated that they had a mildly positive correlation over this shorter time period, particularly due to the recent downturn in the U.S. economy. Finally, the results showed that crude oil and U.S. government bonds, which had essentially been non-correlated for the ten year period ended December 31, 2009, were weakly negatively correlated over this more recent time period.

Correlation Matrix 12 months ended March 31, 2010	Large Cap U.S. Equities (S&P 500)	U.S. Gov't Bonds (EFFAS U.S. Govt Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.086	0.952	0.317	0.204	-0.146	0.243

U.S. Gov't Bonds (EFFAS U.S. Govt Bond Index)		1.000	-0.229	-0.316	-0.321	-0.088	-0.273

Global Equities (FTSE World Index)			1.000	0.425	0.329	-0.056	0.372

Unleaded Gasoline				1.000	0.856	-0.267	0.848

Heating Oil					1.000	0.152	0.937

Natural Gas						1.000	0.098

Crude Oil							1.000

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

The correlations between crude oil, natural gas, heating oil and gasoline are relevant because the General Partner endeavors to invest US12OF’s assets in Oil Futures Contracts and Other Oil Interests so that daily changes in percentage terms in US12OF’s NAV correlate as closely as possible with daily changes in percentage terms in the price of the Benchmark Futures Contracts. If certain other fuel-based commodity futures contracts do not closely correlate with the crude oil Futures Contracts, then their use could lead to greater tracking error. As noted above, the General Partner also believes that the changes in percentage terms in the price of the Benchmark Oil Futures Contracts will closely correlate with changes in percentage terms in the spot price of light, sweet crude oil.

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

The General Partner has evaluated the nature and types of estimates that it makes in preparing US12OF’s condensed financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. The values which are used by US12OF for its futures contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, US12OF estimates interest income on a daily basis using prevailing interest rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

US12OF currently generates cash primarily from (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) interest earned on Treasuries, cash and/or cash equivalents. US12OF has allocated substantially all of its net assets to trading in Oil Interests. US12OF invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil Interests. A significant portion of the NAV is held in cash and cash equivalents that are used as margin and as collateral for US12OF’s trading in Oil Interests. The balance of the net assets is held in US12OF’s account at its custodian bank. Interest earned on US12OF’s interest-bearing funds is paid to US12OF. In prior periods, the amount of cash earned by US12OF from the sale of Creation Baskets and from interest earned has exceeded the amount of cash required to pay US12OF expenses.  However, during the three months ended March 31, 2010, US12OF’s expenses exceeded the interest income US12OF earned and the cash earned by the sale of Creation Baskets.  During the three months ended March 31, 2010, US12OF was forced to use other assets to pay cash expenses, which could cause a drop in US12OF’s NAV over time.  To the extent expenses exceed interest income, US12OF’s NAV will be negatively impacted.

US12OF’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent US12OF from promptly liquidating its positions in futures contracts.  During the three months ended March 31, 2010, US12OF was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, US12OF cannot predict whether such an event may occur in the future.

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

Credit Risk

When US12OF enters into Oil Futures Contracts and Other Oil Interests, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Oil Futures Contracts traded on the NYMEX and on most other futures exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the exchange or clearinghouse in connection with trades on the exchange or through the clearinghouse, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk.  Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to US12OF in such circumstances.

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

If, in the future, US12OF purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of March 31, 2010, US12OF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $143,506,039. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of March 31, 2010, US12OF has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of US12OF. While US12OF’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on US12OF’s financial position.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, US12OF requires liquidity to redeem units, which redemptions must be in blocks of 100,000 units called “Redemption Baskets”. US12OF has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of units being redeemed.

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

On March 31, 2010, US120F's portfolio consisted of 1,836 Crude Oil Futures CL Contracts traded on NYMEX. For a list of US120F's current holdings, please see US120F's website at www.unitedstates12monthoilfund.com.

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

To protect itself from the credit risk that arises in connection with such contracts, US12OF may enter into agreements with each counterparty that provide for the netting of its overall exposure to such counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. US12OF also may require that the counterparty be highly rated and/or provide collateral or other credit support to address US12OF’s exposure to the counterparty. In addition, it is also possible for US12OF and its counterparty to agree to clear their agreement through an established futures clearinghouse such as those connected to the NYMEX or the ICE Futures. In that event, US12OF would no longer bear the credit risk of its original counterparty, as the clearinghouse would now be US12OF’s counterparty. US12OF would still retain any price risk associated with its transaction.

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

US12OF anticipates that the use of Other Oil Interests together with its investments in Oil Futures Contracts will produce price and total return results that closely track the investment goals of US12OF.  However, there can be no assurance of this. Over-the-counter contracts may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Futures Contracts, which may impact US12OF’s ability to successfully track the Benchmark Futures Contracts.

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

During the three months ended March 31, 2010, US12OF did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during the three months ended March 31, 2010, US12OF was not exposed to counterparty risk.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There has not been a material change from the risk factors previously disclosed in US12OF’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Reserved.

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

Item 6. Exhibits.

Listed below are the exhibits which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1**	Form of United States Commodity Funds LLC Director Deferred Compensation Agreement.

*	Filed herewith.
**	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 1, 2010.

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

Date: May 10, 2010

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 10, 2010