Form 10-Q
period 2010-06-30
United States 12 Month Oil Fund, LP
filed 2010-08-09
CIK 1405528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33859

United States 12 Month Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-0431897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐ Yes    ☒ No

UNITED STATES 12 MONTH OIL FUND, LP
Table of Contents

Part I.   FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Oil Fund, LP
Condensed Statements of Financial Condition
At June 30, 2010 (Unaudited) and December 31, 2009

	June 30, 2010	December 31, 2009
Assets
Cash and cash equivalents (Note 5)	$137,463,257	$141,666,539
Equity in UBS Securities LLC trading accounts:
Cash	23,933,792	3,408,951
Unrealized gain (loss) on open commodity futures contracts	(6,474,060)	20,802,090
Dividend receivable	6,053	6,219
Other assets	145,001	145,723

Total assets	$155,074,043	$166,029,522

Liabilities and Partners' Capital
Professional fees payable	$432,521	$405,399
General Partner management fees payable (Note 3)	76,573	78,963
Brokerage commission fees payable	6,282	10,532
Other liabilities	12,140	11,319

Total liabilities	527,516	506,213

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	154,546,527	165,523,309
Total Partners' Capital	154,546,527	165,523,309

Total liabilities and partners' capital	$155,074,043	$166,029,522

Limited Partners' units outstanding	4,200,000	4,100,000
Net asset value per unit	$36.80	$40.37
Market value per unit	$36.60	$40.46

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At June 30, 2010

		Gain (Loss) on
	Number of	Open Commodity	% of Partners'
	Contracts	Contracts	Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Crude Oil Futures CL contracts, expire August 2010	165	$562,290	0.36
NYMEX Crude Oil Futures CL contracts, expire September 2010	165	(627,500)	(0.41)
NYMEX Crude Oil Futures CL contracts, expire October 2010	165	37,750	0.02
NYMEX Crude Oil Futures CL contracts, expire November 2010	166	133,310	0.09
NYMEX Crude Oil Futures CL contracts, expire December 2010	165	(809,990)	(0.52)
NYMEX Crude Oil Futures CL contracts, expire January 2011	166	(916,120)	(0.59)
NYMEX Crude Oil Futures CL contracts, expire February 2011	165	(1,538,540)	(0.99)
NYMEX Crude Oil Futures CL contracts, expire March 2011	166	216,940	0.14
NYMEX Crude Oil Futures CL contracts, expire April 2011	165	(1,020,040)	(0.66)
NYMEX Crude Oil Futures CL contracts, expire May 2011	166	(1,572,630)	(1.02)
NYMEX Crude Oil Futures CL contracts, expire June 2011	165	(959,640)	(0.62)
NYMEX Crude Oil Futures CL contracts, expire July 2011	166	20,110	0.01
Total Open Futures Contracts	1,985	$(6,474,060)	(4.19)

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	$75,122,564	$75,122,564	48.61
Goldman Sachs Financial Square Funds - Government Fund - Class SL	42,433,591	42,433,591	27.46
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	10,000,000	10,000,000	6.47
Total Cash Equivalents		$127,556,155	82.54

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2010  and 2009

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain on closed positions	$3,647,430	$16,210,370	$14,543,180	$13,225,860
Change in unrealized gain (loss) on open positions	(19,570,260)	25,597,990	(27,276,150)	45,577,990
Dividend income	15,373	72,049	23,476	112,280
Interest income	1,147	6,919	2,817	11,309
Other income	2,000	8,000	3,000	23,000

Total income (loss)	(15,904,310)	41,895,328	(12,703,677)	58,950,439

Expenses
General Partner management fees (Note 3)	232,031	266,480	469,598	363,743
Professional fees	78,418	77,947	243,915	102,697
Brokerage commission fees	(1,051)	10,242	4,089	39,009
Other expenses	34,042	61,124	51,295	87,710

Total expenses	343,440	415,793	768,897	593,159

Expense waiver	-	-	-	(11,227)

Net expenses	343,440	415,793	768,897	581,932

Net income (loss)	$(16,247,750)	$41,479,535	$(13,472,574)	$58,368,507
Net income (loss) per limited partnership unit	$(4.31)	$7.43	$(3.57)	$6.51
Net income (loss) per weighted average limited partnership unit	$(4.14)	$7.92	$(3.37)	$15.46
Weighted average limited partnership units outstanding	3,921,978	5,238,462	3,998,895	3,774,586

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the six months ended June 30, 2010

	General Partner	Limited Partners	Total

Balances, at December 31, 2009	$-	$165,523,309	$165,523,309
Addition of 400,000 partnership units	-	14,577,236	14,577,236
Redemption of 300,000 partnership units	-	(12,081,444)	(12,081,444)
Net loss	-	(13,472,574)	(13,472,574)

Balances, at June 30, 2010	$-	$154,546,527	$154,546,527

Net Asset Value Per Unit
At December 31, 2009	$40.37
At June 30, 2010	$36.80

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2010 and 2009

	Six months ended	Six months ended
	June 30, 2010	June 30, 2009
Cash Flows from Operating Activities:
Net income (loss)	$(13,472,574)	$58,368,507
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (increase) in commodity futures trading account – cash	(20,524,841)	11,548,267
Unrealized (gain) loss on futures contracts	27,276,150	(45,577,990)
Decrease in receivable from General Partner	-	97,019
Decrease (increase) in dividend receivable and other assets	888	(208,648)
Increase (decrease) in General Partner management fees payable	(2,390)	94,401
Increase in professional fees payable	27,122	24,954
Increase (decrease) in brokerage commission fees payable	(4,250)	14,882
Increase (decrease) in other liabilities	821	(36,845)
Net cash provided by (used in) operating activities	(6,699,074)	24,324,547

Cash Flows from Financing Activities:
Subscription of partnership units	14,577,236	166,254,945
Redemption of partnership units	(12,081,444)	(49,655,729)

Net cash provided by financing activities	2,495,792	116,599,216

Net Increase (Decrease) in Cash and Cash Equivalents	(4,203,282)	140,923,763

Cash and Cash Equivalents, beginning of period	141,666,539	4,012,323
Cash and Cash Equivalents, end of period	$137,463,257	$144,936,086

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Notes to Condensed Financial Statements
For the period ended June 30, 2010 (Unaudited)

 NOTE 1 - ORGANIZATION AND BUSINESS

The United States 12 Month Oil Fund, LP (“US12OF”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007.  US12OF is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, US12OF’s units traded on the American Stock Exchange (the “AMEX”). US12OF will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of December 4, 2007 (the “LP Agreement”). The investment objective of US12OF is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of the 12 futures contracts for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months, less US12OF’s expenses. US12OF accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil Interests”). As of June 30, 2010, US12OF held 1,985 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX.

US12OF commenced investment operations on December 6, 2007 and has a fiscal year ending on December 31. United States Commodity Funds LLC (the “General Partner”) is responsible for the management of US12OF. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008.  The General Partner is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively.  The General Partner has also filed a registration statement to register units of the United States Commodity Index Fund (“USCI”).

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the condensed financial statements for the interim period.

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

On December 4, 2008, US12OF initially registered 11,000,000 units on Form S-1 with the SEC. On December 6, 2007, US12OF listed its units on the AMEX under the ticker symbol “USL”. On that day, US12OF established its initial net asset value by setting the price at $50.00 per unit and issued 300,000 units in exchange for $15,001,000.  US12OF also commenced investment operations on December 6, 2007, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil.  As of June 30, 2010, US12OF had registered a total of 111,000,000 units.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statement of financial condition and in the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statement of operations. US12OF earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the 90-day Treasury bill rate. In addition, US12OF earns income on funds held at the custodian at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

US12OF is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, US12OF is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position.  US12OF files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states.  Generally, US12OF is no longer subject to income tax return examinations by major taxing authorities for years before 2007 (year of inception).  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in US12OF recording a tax liability that reduces net assets.  However, US12OF’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.  US12OF recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the period ended June 30, 2010.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 units at a price equal to the net asset value of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at June 30, 2010.

Offering Costs

Offering costs incurred in connection with the registration of additional units after the initial registration of units are borne by US12OF. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated with such offerings. These costs are accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.

Cash Equivalents

Cash equivalents include money market funds and overnight deposits or time deposits with original maturity dates of three months or less.

Reclassification

Certain amounts in the accompanying condensed financial statements were reclassified to conform with the current presentation.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires US12OF’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

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

Ongoing Registration Fees and Other Offering Expenses

US12OF pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2010 and 2009, US12OF incurred $5,860 and $66,500, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

US12OF is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. These fees and expenses for the calendar year 2010 are estimated to be a total of $1,178,870 for all funds.  Effective as of April 1, 2010, US12OF is responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and each of the affiliated funds.  US12OF shares all director fees and expenses, including any that may become due pursuant to the deferred compensation agreements, with USOF, USNG, UGA, USHO, USSO, US12NG and USBO based on the relative assets of each fund, computed on a daily basis.

Licensing Fees

As discussed in Note 4, US12OF entered into a licensing agreement with the NYMEX on January 16, 2008. Pursuant to the agreement, US12OF and the affiliated funds managed by the General Partner, other than USBO, pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000.  During the six months ended June 30, 2010 and 2009, US12OF incurred $18,426 and $14,675, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with US12OF’s audit expenses and tax accounting and reporting requirements are paid by US12OF.  These costs are estimated to be $247,799 for the calendar year 2010.

Other Expenses and Fees

In addition to the fees described above, US12OF pays all brokerage fees and other expenses in connection with the operation of US12OF, excluding costs and expenses paid by the General Partner as outlined in Note 4.

NOTE 4 - CONTRACTS AND AGREEMENTS

US12OF is party to a marketing agent agreement, dated as of November 13, 2007, as amended from time to time, with the Marketing Agent and the General Partner, whereby the Marketing Agent provides certain marketing services for US12OF as outlined in the agreement. The fee of the Marketing Agent, which is borne by the General Partner, is equal to 0.06% on US12OF’s assets up to $3 billion and 0.04% on US12OF’s assets in excess of $3 billion.

The above fee does not include the following expenses, which are also borne by the General Partner: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

US12OF is also party to a custodian agreement, dated October 5, 2007, as amended from time to time, with Brown Brothers Harriman & Co. (“BBH&Co.”) and the General Partner, whereby BBH&Co. holds investments on behalf of US12OF. The General Partner pays the fees of the custodian, which are determined by the parties from time to time. In addition, US12OF is party to an administrative agency agreement, dated October 5, 2007, as amended from time to time, with the General Partner and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for US12OF. The General Partner also pays the fees of BBH&Co. for its services under this agreement and such fees are determined by the parties from time to time.

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to US12OF and each of the affiliated funds managed by the General Partner, as well as a $20,000 annual fee for its transfer agency services. In addition, the General Partner pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of US12OF’s, USOF’s, USNG’s, UGA’s, USHO’s, USSO’s, US12NG’s and USBO’s combined net assets, (b) 0.0465% for US12OF’s, USOF’s, USNG’s, UGA’s, USHO’s, USSO’s, US12NG’s and USBO’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once US12OF’s, USOF’s, USNG’s, UGA’s, USHO’s, USSO’s, US12NG’s and USBO’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The General Partner also pays transaction fees ranging from $7.00 to $15.00 per transaction.

US12OF has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to US12OF in connection with the purchase and sale of Oil Futures Contracts and Other Oil Interests that may be purchased and sold by or through UBS Securities for US12OF’s account. In accordance with the agreement, UBS Securities charges US12OF commissions of approximately $7 per round-turn trade, including applicable exchange and NFA fees for Oil Futures Contracts and options on Oil Futures Contracts.

On January 16, 2008, US12OF and the NYMEX entered into a licensing agreement whereby US12OF was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. The agreement has an effective date of December 4, 2007 with respect to US12OF.  Under the licensing agreement, US12OF and the affiliated funds managed by the General Partner, other than USBO, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3.

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

US12OF’s cash and other property, such as U.S. Treasuries, deposited with a futures commission merchant are considered commingled with all other customer funds, subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of US12OF’s assets posted with that futures commission merchant; however, the vast majority of US12OF’s assets are held in U.S. Treasuries, cash and/or cash equivalents with US12OF’s custodian and would not be impacted by the insolvency of a futures commission merchant. Also, the failure or insolvency of US12OF’s custodian could result in a substantial loss of US12OF’s assets.

The General Partner invests a portion of US12OF’s cash in money market funds that seek to maintain a stable net asset value. US12OF is exposed to any risk of loss associated with an investment in these money market funds. As of June 30, 2010 and December 31, 2009, US12OF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $161,397,049 and $145,075,490, respectively. This amount is subject to loss should these institutions cease operations.

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

The following table summarizes the valuation of US12OF’s securities at December 31, 2009 using the fair value hierarchy:

At December 31, 2009	Total	Level I	Level II	Level III

Short-Term Investments	$117,532,512	$117,532,512	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	20,802,090	20,802,090	-	-

During the year ended December 31, 2009, there were no significant transfers between Level I and Level II.

The following table summarizes the valuation of US12OF’s securities at June 30, 2010 using the fair value hierarchy:

At June 30, 2010	Total	Level I	Level II	Level III

Short-Term Investments	$127,556,155	$127,556,155	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	(6,474,060)	(6,474,060)	-	-

During the six months ended June 30, 2010, there were no significant transfers between Level I and Level II.

Effective January 1, 2009, US12OF adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Statement of Financial Condition Location	Fair Value At June 30, 2010	Fair Value At December 31, 2009

Futures - Commodity Contracts	Assets	$(6,474,060)	$20,802,090

The Effect of Derivative Instruments on the Statements of Operations

		For the six months ended June 30, 2010		For the six months ended June 30, 2009
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income

Futures -	Realized gain	$14,543,180		$13,225,860
Commodity Contracts	(loss) on closed
	futures contracts

	Change in unrealized gain (loss) on open futures contracts		$(27,276,150)		$45,577,990

NOTE 7 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the six months ended June 30, 2010 and 2009 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended	For the six months ended
	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)

Per Unit Operating Performance:

Net asset value, beginning of period	$40.37	$31.24
Total income (loss)	(3.38)	6.66
Net expenses	(0.19)	(0.15)
Net increase (decrease) in net asset value	(3.57)	6.51
Net asset value, end of period	$36.80	$37.75

Total Return	(8.84)%	20.84%

Ratios to Average Net Assets
Total income (loss)	(8.05)%	48.22%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	0.38%	0.38%
Expenses waived*	-%	(0.02)%
Net expenses excluding management fees*	0.38%	0.36%
Net income (loss)	(8.54)%	47.74%

*Annualized

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from US12OF.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 clarifies existing disclosure and requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, entities will need to disclose information about purchases, sales, issuances and settlements of Level 3 securities on a gross basis, rather than as a net number as currently required. The implementation of ASU No. 2010-06 will have no impact on US12OF’s financial statement disclosures.

NOTE 9 – SUBSEQUENT EVENTS

US12OF has performed an evaluation of subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

Introduction

US12OF, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of US12OF is for the changes in percentage terms of its units’ net asset value (“NAV”) to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of 12 futures contracts for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), less US12OF’s expenses.

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

US12OF seeks to achieve its investment objective by investing in a combination of Oil Futures Contracts and Other Oil Interests such that changes in its NAV, measured in percentage terms, will closely track the changes in the average of the prices of the Benchmark Futures Contracts, also measured in percentage terms. US12OF’s general partner believes the daily changes in the average of the prices of the Benchmark Futures Contracts have historically exhibited a close correlation with the daily changes in the spot price of light, sweet crude oil.  It is not the intent of US12OF to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts and Other Oil Interests.

On any valuation day, the Benchmark Futures Contracts are the near month futures contract for light, sweet crude oil traded on the NYMEX and the contracts for the following 11 months for a total of 12 consecutive months’ contracts unless the near month contract is within two weeks of expiration, in which case the Benchmark Futures Contracts are the next month contract for light, sweet crude oil traded on the NYMEX and the contracts for the following 11 consecutive months. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract.

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

On July 21, 2010, a broad financial regulatory reform bill, “The Dodd-Frank Wall Street Reform and Consumer Protection Act,” was signed into law that includes provisions altering the regulation of commodity interests.  Provisions in the new law include the requirement that position limits on energy-based commodity futures contracts be established; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most over-the-counter transactions. Additionally, the new law requires the aggregation, for purposes of position limits, of all positions in energy futures held by a single entity and its affiliates, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts. The U.S. Commodity Futures Trading Commission (the “CFTC”), along with the SEC and other federal regulators, has been tasked with developing the rules and regulations enacting the provisions noted above.  The new law and the rules to be promulgated may negatively impact US12OF’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties.  In particular, new position limits imposed on US12OF or its counterparties may impact US12OF’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of US12OF’s investments and doing business, which could adversely affect US12OF’s investors.

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

Price Movements

Crude oil futures prices were volatile during the six months ended June 30, 2010 and exhibited moderate daily swings along with an uneven upward trend between January and late April and a downward trend from May to late June 2010.  The average price of the Benchmark Futures Contracts started the period at $82.15 per barrel. Average prices hit a peak on May 3, 2010 of $92.05 per barrel. The low of the period was on May 25, 2010 when prices reached $72.75 per barrel. The period ended with the average price of the Benchmark Futures Contracts at $77.85 per barrel, down approximately -5.23% over the period.  Similarly, US12OF’s NAV started the period at a level of $40.37 per unit.  US12OF’s NAV rose to a high on May 3, 2010, of $44.30 per unit and reached its low for the period on May 25, 2010 at $34.69 per unit.  The NAV on June 30, 2010 was $36.80, down approximately 8.84% over the period. The average Benchmark Futures Contract prices listed above began with the February 2010 to January 2011 contracts and ended with the August 2010 to July 2011 contracts. The return of approximately -5.23% on the average price of the Benchmark Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result. Furthermore, the change in the nominal price of these differing crude Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that US12OF seeks to track, which are more fully described below in the section titled “Tracking US12OF’s Benchmark”.

During the six months ended June 30, 2010, the level of contango remained mildly steep, meaning that the price of the near month crude Oil Futures Contract is less than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. Crude oil inventories, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and for the remainder of 2009 and the beginning of 2010.  During the six months ended June 30, 2010, crude oil inventories began to climb higher, which contributed to the crude oil futures market remaining in contango through the end of June 2010. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns.”

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

Since its initial offering of 11,000,000 units, US12OF has made one subsequent offering of its units: 100,000,000 units which were registered with the SEC on March 31, 2009.  As of June 30, 2010, US12OF had issued 7,900,000 units and had 4,200,000 units outstanding. As of June 30, 2010, there were 103,100,000 units registered but not yet issued.

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

For the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

As of June 30, 2010, the total unrealized loss on Oil Futures Contracts owned or held on that day was $6,474,060 and US12OF established cash deposits, including cash investments in money market funds, that were equal to $161,397,049. US12OF held 85.17% of its cash assets in overnight deposits and money market funds at its custodian bank, while 14.83% of the cash balance was held as margin deposits for the Oil Futures Contracts purchased.  The ending per unit NAV on June 30, 2010 was $36.80.

By comparison, as of June 30, 2009, the total unrealized gain on Oil Futures Contracts owned or held on that day was $42,823,360 and US12OF established cash deposits, including cash investments in money market funds, that were equal to $138,381,031.  US12OF held 104.74% of its cash assets in overnight deposits and money market funds at its custodian bank, while -4.74% of the cash balance was held as margin deposits for the Oil Futures Contracts purchased. Margin requirements at this time were satisfied by unrealized appreciation on investments held at the futures commission merchant, including a forward funding excess of $17,001,780 in open equity over the required margin deposit amount. The ending per unit NAV on June 30, 2009 was $37.75. The decrease in the per unit NAV from June 30, 2009 compared to June 30, 2010 was primarily a result of lower prices for crude oil and the related decrease in the value of the Oil Futures Contracts that US12OF had invested in between the period ended June 30, 2009 and the period ended June 30, 2010.

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

During the six months ended June 30, 2010, the daily average total net assets of US12OF were $157,830,072. The management fee paid by US12OF during the period amounted to $469,598. By comparison, during the six months ended June 30, 2009, the daily average total net assets of US12OF were $122,252,443. During the six months ended June 30, 2009, the management fee paid by US12OF amounted to $363,743.

In addition to the management fee, US12OF pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the six months ended June 30, 2010 was $299,999, as compared to $229,416 for the six months ended June 30, 2009. The increase in expenses from the six months ended June 30, 2009 as compared to the six months ended June 30, 2010 was primarily due to an increase in the management fee as a result of US12OF’s increased size during the six months ended June 30, 2010.  For the six months ended June 30, 2010, US12OF incurred $5,860 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the six months ended June 30, 2009, US12OF incurred $66,500 in ongoing registration fees and other expenses relating to the registration and offering of additional units.

US12OF is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. US12OF shares these fees and expenses with the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States Gasoline Fund, LP (“UGA”), the United States Heating Oil Fund, LP (“USHO”), the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), based on the relative assets of each fund computed on a daily basis. These fees and expenses for the calendar year 2010 are estimated to be a total of $1,178,870 for all funds. By comparison, for the year ended December 31, 2009, these fees and expenses amounted to a total of $433,046 for all funds, and US12OF’s portion of such fees was $12,326.  Directors’ expenses are expected to increase in 2010 due to an increase in the amount of directors’ and officers’ liability insurance coverage and the incurrence of the independent directors’ deferred compensation expense.  Effective as of March 3, 2009, the General Partner obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage. Effective as of April 1, 2010, US12OF is also responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and each of the funds.

US12OF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil Interests or short-term obligations of the United States of two years or less (“Treasuries”). During the six months ended June 30, 2010, total commissions paid to brokers amounted to $4,089.  By comparison, during the six months ended June 30, 2009, total commissions paid to brokers amounted to $39,009.  The decrease in the total commissions paid to brokers from the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily a function of the decrease in creations and redemptions of units during the six months ended June 30, 2010.  The decrease in creation and redemption activity required US12OF to purchase fewer futures contracts and incur a lower amount of commissions.  As an annualized percentage of total net assets, the figure for the six months ended June 30, 2010 represents approximately 0.01% of total net assets. By comparison, the figure for the six months ended June 30, 2009 represented approximately 0.06% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with US12OF’s audit expenses and tax accounting and reporting requirements are paid by US12OF.  These costs are estimated to be $247,799 for the calendar year 2010.

Dividend and Interest Income.  US12OF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil Interests in an amount equal to the total net assets of its portfolio. Typically, such investments do not require US12OF to pay the full amount of the contract value at the time of purchase, but rather require US12OF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, US12OF retains an amount that is approximately equal to its total net assets, which US12OF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with US12OF’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the six months ended June 30, 2010, US12OF earned $26,293 in dividend and interest income on such cash and/or cash equivalents.  Based on US12OF’s average daily total net assets, this was equivalent to an annualized yield of 0.03%.  US12OF did not purchase Treasuries during the six months ended June 30, 2010 and held only cash and/or cash equivalents during this time period.  By comparison, for the six months ended June 30, 2009, US12OF earned $123,589 in dividend and interest income on such cash and/or cash equivalents.  Based on US12OF’s average daily total net assets, this was equivalent to an annualized yield of 0.20%. US12OF did not purchase Treasuries during the six months ended June 30, 2009 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were sharply lower during the six months ended June 30, 2010 compared to the same time period in 2009. As a result, the amount of income earned by US12OF as a percentage of total net assets was lower during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

For the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Portfolio Expenses.  During the three months ended June 30, 2010, the daily average total net assets of US12OF were $155,112,329. The management fee paid by US12OF during the period amounted to $232,031. By comparison, during the three months ended June 30, 2009, the daily average total net assets of US12OF were $178,141,463. During the three months ended June 30, 2009, the management fee paid by US12OF amounted to $266,480.

In addition to the management fee, US12OF pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended June 30, 2010 was $111,409, as compared to $149,313 for the three months ended June 30, 2009.  The decrease in expenses from the three months ended June 30, 2009 as compared to the three months ended June 30, 2010 was primarily due to decreased commissions, fewer creations and redemptions, and lower reporting costs during the three months ended June 30, 2010.  For the three months ended June 30, 2010, US12OF incurred $1,820 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the three months ended June 30, 2009, US12OF incurred $45,500 in ongoing registration fees and other expenses relating to the registration and offering of additional units.

US12OF is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. US12OF shares these fees and expenses with USOF, USNG, UGA, USHO, USSO, US12NG and USBO based on the relative assets of each fund computed on a daily basis. These fees and expenses for the calendar year 2010 are estimated to be a total of $1,178,870 for all funds. By comparison, for the year ended December 31, 2009, these fees and expenses amounted to a total of $433,046 for all funds, and US12OF’s portion of such fees was $12,326. Directors’ expenses are expected to increase in 2010 due to an increase in the amount of directors’ and officers’ liability insurance coverage and the incurrence of the independent directors’ deferred compensation expense.  Effective as of March 3, 2009, the General Partner obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage. Effective as of April 1, 2010, US12OF is also responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and each of the funds.

US12OF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil Interests or Treasuries. During the three months ended June 30, 2010, total commissions paid to brokers amounted to $(1,051).  By comparison, during the three months ended June 30, 2009, total commissions paid to brokers amounted to $10,242.  The decrease in the total commissions paid to brokers from the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily a function of the decrease in creations and redemptions of units during the three months ended June 30, 2010.  The decrease in creation and redemption activity required US12OF to purchase fewer futures contracts and incur a lower amount of commissions. As an annualized percentage of total net assets, the figure for the three months ended June 30, 2010 represents approximately 0.00% of total net assets. By comparison, the figure for the three months ended June 30, 2009 represented approximately 0.02% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with US12OF’s audit expenses and tax accounting and reporting requirements are paid by US12OF.  These costs are estimated to be $247,799 for the calendar year 2010.

Dividend and Interest Income.  US12OF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil Interests in an amount equal to the total net assets of its portfolio. Typically, such investments do not require US12OF to pay the full amount of the contract value at the time of purchase, but rather require US12OF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, US12OF retains an amount that is approximately equal to its total net assets, which US12OF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with US12OF’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended June 30, 2010, US12OF earned $16,250 in dividend and interest income on such cash and/or cash equivalents.  Based on US12OF’s average daily total net assets, this was equivalent to an annualized yield of 0.04%.  US12OF did not purchase Treasuries during the three months ended June 30, 2010 and held only cash and/or cash equivalents during this time period.  By comparison, for the three months ended June 30, 2009, US12OF earned $78,968 in dividend and interest income on such cash and/or cash equivalents.  Based on US12OF’s average daily total net assets, this was equivalent to an annualized yield of 0.18%. US12OF did not purchase Treasuries during the three months ended June 30, 2009 and held only cash and/or cash equivalents during this time period.  Interest rates on short-term investments, including cash, cash equivalents, and Treasuries, were sharply lower during the three months ended June 30, 2010 compared to the same time period in 2009. As a result, the amount of income earned by US12OF as a percentage of total net assets was lower during the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Tracking US12OF’s Benchmark

US12OF’s management seeks to manage US12OF’s portfolio such that changes in its average daily NAV, on a percentage basis, closely track the changes in the average of the daily prices of the Benchmark Futures Contracts, also on a percentage basis. Specifically, US12OF’s management seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in US12OF’s NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the prices of the Benchmark Futures Contracts. As an example, if the average daily movement of the average of the prices of the Benchmark Futures Contracts for a particular 30-day time period was 0.5% per day, US12OF management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). US12OF’s portfolio management goals do not include trying to make the nominal price of US12OF’s NAV equal to the average of the nominal prices of the current Benchmark Futures Contracts or the spot price for light, sweet crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Oil Futures Contracts.

For the 30 valuation days ended June 30, 2010, the simple average daily change in the Benchmark Futures Contracts was 0.026%, while the simple average daily change in the NAV of US12OF over the same time period was 0.023%. The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contracts, the average error in daily tracking by the NAV was -1.270%, meaning that over this time period US12OF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.  A significant portion of the level of US12OF’s relative tracking error as a percentage of the benchmark move can be explained by periods of flat price returns.  The first chart below shows the daily movement of US12OF’s NAV versus the daily movement of the Benchmark Futures Contracts for the 30-day valuation period ended June 30, 2010.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Since the offering of US12OF units to the public on December 6, 2007 to June 30, 2010, the simple average daily change in the Benchmark Futures Contracts was -0.014%, while the simple average daily change in the NAV of US12OF over the same time period was -0.014%. There was a 0% average daily difference (or 0 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contracts, the average error in daily tracking by the NAV was -0.051%, meaning that over this time period US12OF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of US12OF versus the return of its Benchmark Futures Contracts can be calculated by comparing the actual return of US12OF, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that US12OF’s returns had been exactly the same as the daily changes in its Benchmark Futures Contracts.

For the six months ended June 30, 2010, the actual total return of US12OF as measured by changes in its NAV was  -8.84%. This is based on an initial NAV of $40.37 on December 31, 2009 and an ending NAV as of June 30, 2010 of $36.80. During this time period, US12OF made no distributions to its unitholders. However, if US12OF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contracts, US12OF would have had an estimated NAV of $36.98 as of June 30, 2010, for a total return over the relevant time period of -8.40%.  The difference between the actual NAV total return of US12OF of -8.84% and the expected total return based on the Benchmark Futures Contracts of -8.40% was an error over the time period of -0.44%, which is to say that US12OF’s actual total return underperformed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses and the income that US12OF collects on its cash and cash equivalent holdings.  During the six months ended June 30, 2010, US12OF received dividend and interest income of $16,250, which is equivalent to a weighted average income rate of 0.04% for such period. In addition, during the six months ended June 30, 2010, US12OF also collected $3,000 from its Authorized Purchasers for creating or redeeming baskets of units.  This income also contributed to US12OF’s actual return.  However, if the total assets of US12OF continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the six months ended June 30, 2010, US12OF incurred total expenses of $768,897. Expenses net of income from dividends and interest and Authorized Purchaser collections was $(739,604), which is equivalent to an annualized weighted average net income rate of (0.94)% for the six months ended June 30, 2010.  These net expenses also contributed to US12OF’s actual return trailing the benchmark results.

By comparison, for the six months ended June 30, 2009, the actual total return of US12OF as measured by changes in its NAV was 20.84%. This was based on an initial NAV of $31.24 on December 31, 2008 and an ending NAV as of June 30, 2009 of $37.75. During this time period, US12OF made no distributions to its unitholders. However, if US12OF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contracts, US12OF would have had an estimated NAV of $37.84 as of June 30, 2009, for a total return over the relevant time period of 21.13%. The difference between the actual NAV total return of US12OF of 20.84% and the expected total return based on the Benchmark Futures Contracts of 21.13% was an error over the time period of -1.51%, which is to say that US12OF’s actual total return trailed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses and the income that US12OF collected on its cash and cash equivalent holdings. During the six months ended June 30, 2009, US12OF received dividend and interest income of $123,589, which is equivalent to a weighted average income rate of 0.20% for such period.  In addition, during the six months ended June 30, 2009, US12OF also collected $23,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to US12OF’s actual return. During the six months ended June 30, 2009, US12OF incurred net expenses of $581,932.  Expenses net of dividends and interest income and Authorized Purchaser collections was $(435,343), which is equivalent to an annualized weighted average net income rate of (0.72)% for the six months ended June 30, 2009.  These net expenses also contributed to US12OF’s actual return trailing the benchmark results.

There are currently three factors that have impacted or are most likely to impact US12OF’s ability to accurately track its Benchmark Futures Contracts.

First, US12OF may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which US12OF executes the trade. In that case, US12OF may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily NAV of US12OF to either be too high or too low relative to the changes in the Benchmark Futures Contracts. During the six months ended June 30, 2010, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for US12OF to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact US12OF’s attempt to track the Benchmark Futures Contracts over time.

Second, US12OF earns dividend and interest income on its cash and cash equivalents. US12OF is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the six months ended June 30, 2010. Interest payments, and any other income, were retained within the portfolio and added to US12OF’s NAV. When this income exceeds the level of US12OF’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), US12OF will realize a net yield that will tend to cause daily changes in the NAV of US12OF to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. During the six months ended June 30, 2010, US12OF earned, on an annualized basis, approximately 0.03% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.01% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.37% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -0.95% and affected US12OF’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contracts.

Third, US12OF may hold Other Oil Interests in its portfolio that may fail to closely track the Benchmark Futures Contracts’ total return movements. In that case, the error in tracking the Benchmark Futures Contracts could result in daily changes in the NAV of US12OF that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contracts. During the six months ended June 30, 2010, US12OF did not hold any Other Oil Interests. If US12OF increases in size, and due to its obligations to comply with regulatory limits, US12OF may invest in Other Oil Interests, which may have the effect of increasing transaction related expenses and result in increased tracking error.

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

As an example, assume that the price of crude oil for immediate delivery (the “spot” price), was $50 per barrel, and the value of a position in the near month crude oil futures contract was also $50. Over time, the price of the barrel of crude oil will fluctuate based on a number of market factors, including demand for oil relative to its supply. The value of the near month contract will likewise fluctuate in reaction to a number of market factors. If investors seek to maintain their position in a near month contract and not take delivery of the oil, every month they must sell their current near month contract as it approaches expiration and invest in the next month contract.

If the futures market is in backwardation, e.g., when the expected price of crude oil in the future would be less, the investor would be buying a next month contract for a lower price than the current near month contract. Hypothetically, and assuming no other changes to either prevailing crude oil prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the income earned on cash and/or cash equivalents), the value of the next month contract would rise as it approaches expiration and becomes the new near month contract. In this example, the value of the $50 investment would tend to rise faster than the spot price of crude oil, or fall slower. As a result, it would be possible in this hypothetical example for the spot price of crude oil to have risen to $60 after some period of time, while the value of the investment in the futures contract would have risen to $65, assuming backwardation is large enough or enough time has elapsed. Similarly, the spot price of crude oil could have fallen to $40 while the value of an investment in the futures contract could have fallen to only $45. Over time, if backwardation remained constant, the difference would continue to increase.

If the futures market is in contango, the investor would be buying a next month contract for a higher price than the current near month contract. Hypothetically, and assuming no other changes to either prevailing crude oil prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the income earned on cash and/or cash equivalents), the value of the next month contract would fall as it approaches expiration and becomes the new near month contract. In this example, it would mean that the value of the $50 investment would tend to rise slower than the spot price of crude oil, or fall faster. As a result, it would be possible in this hypothetical example for the spot price of crude oil to have risen to $60 after some period of time, while the value of the investment in the futures contract will have risen to only $55, assuming contango is large enough or enough time has elapsed. Similarly, the spot price of crude oil could have fallen to $45 while the value of an investment in the futures contract could have fallen to $40. Over time, if contango remained constant, the difference would continue to increase.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During 2006 and the first half of 2007, these markets experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation. The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango. The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation. Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008. Throughout 2009, the crude oil market remained in contango.  During parts of January and February 2009, the level of contango was unusually steep. Crude oil inventories, which reached historic levels in January and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and for the balance of 2009 and the beginning of 2010. The crude oil futures market remained in contango through June 30, 2010.

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

Crude Oil Market. During the six months ended June 30, 2010, crude oil prices were impacted by several factors. On the consumption side, demand increased inside and outside the United States as global economic growth, including emerging economies such as China and India, improved for the second quarter of the year. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries to more closely match global consumption were partially successful. Crude oil prices did finish the second quarter of 2010 approximately 4.70% lower than at the beginning of the year, though investors looked forward to continued improvements in the global economy. Management believes, however, that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels.

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

10 Year Correlation Matrix 2000-2009	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Natural Gas	Heating Oil	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.259	0.966	0.135	0.087	0.023	0.152

U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.237	-0.214	-0.078	0.128	-0.127

Global Equities (FTSE World Index)			1.000	0.196	0.165	0.084	0.246

Unleaded Gasoline				1.000	0.613	0.257	0.724

Natural Gas					1.000	0.466	0.334

Heating Oil						1.000	0.783

Crude Oil							1.000

source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one year period ended June 30, 2010, crude oil continued to have a strong positive correlation with heating oil and unleaded gasoline. During this period, it had no positive or negative correlation with the movements of natural gas compared to what it had displayed over the ten year period ended December 31, 2009. Notably, the correlation between crude oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten year period ended December 31, 2009, displayed results that indicated that they had a mildly positive correlation over this shorter time period. Finally, the results showed that crude oil and U.S. government bonds, which had essentially been non-correlated for the ten year period ended December 31, 2009, were negatively correlated over this more recent time period.

Correlation Matrix 12 months ended June 30, 2010	Large Cap U.S. Equities (S&P 500)	U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.400	0.968	0.460	0.613	-0.125	0.495

U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.411	-0.445	-0.574	-0.015	-0.486

Global Equities (FTSE World Index)			1.000	0.471	0.635	-0.079	0.523

Unleaded Gasoline				1.000	0.846	-0.524	0.801

Heating Oil					1.000	-0.075	0.941

Natural Gas						1.000	-0.089

Crude Oil							1.000

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

The correlations between crude oil, natural gas, heating oil and gasoline are relevant because the General Partner endeavors to invest US12OF’s assets in Oil Futures Contracts and Other Oil Interests so that daily changes in percentage terms in US12OF’s NAV correlate as closely as possible with daily changes in percentage terms in the price of the Benchmark Futures Contracts. If certain other fuel-based commodity futures contracts do not closely correlate with the Oil Futures Contracts, then their use could lead to greater tracking error. As noted above, the General Partner also believes that the changes in percentage terms in the price of the Benchmark Futures Contracts will closely correlate with changes in percentage terms in the spot price of light, sweet crude oil.

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

The General Partner has evaluated the nature and types of estimates that it makes in preparing US12OF’s condensed financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. The values which are used by US12OF for its futures contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, US12OF estimates income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

US12OF has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. US12OF has met, and it is anticipated that US12OF will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. US12OF’s liquidity needs include: redeeming units, providing margin deposits for its existing Oil Futures Contracts or the purchase of additional Oil Futures Contracts and posting collateral for its over-the-counter contracts, if applicable, and payment of its expenses, summarized below under “Contractual Obligations.”

US12OF currently generates cash primarily from (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on cash and/or cash equivalents. US12OF has allocated substantially all of its net assets to trading in Oil Interests. US12OF invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil Interests. A significant portion of US12OF’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the net assets is held in US12OF’s account at its custodian bank. Income received from US12OF’s money market funds is paid to US12OF. In prior periods, the amount of cash earned by US12OF from the sale of Creation Baskets and from income earned has exceeded the amount of cash required to pay US12OF’s expenses.  However, during the six months ended June 30, 2010, US12OF’s expenses have exceeded income US12OF earned and the cash earned by the sale of Creation Baskets.  During the six months ended June 30, 2010, US12OF was forced to use other assets to pay cash expenses, which could cause a drop in US12OF’s NAV over time. To the extent expenses exceed income, US12OF’s NAV will be negatively impacted.

US12OF’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent US12OF from promptly liquidating its positions in Oil Futures Contracts.  During the six months ended June 30, 2010, US12OF was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, US12OF cannot predict whether such an event may occur in the future.

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

The General Partner attempts to manage the credit risk of US12OF by following various trading limitations and policies.  In particular, US12OF generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Oil Futures Contracts and Other Oil Interests it holds. The General Partner has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of US12OF to limit its credit exposure. UBS Securities LLC, US12OF’s commodity broker, or any other broker that may be retained by US12OF in the future, when acting as US12OF’s futures commission merchant in accepting orders to purchase or sell Oil Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to US12OF, all assets of US12OF relating to domestic Oil Futures Contracts trading. These futures commission merchants are not allowed to commingle US12OF’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account US12OF’s assets related to foreign Oil Futures Contracts trading.

If, in the future, US12OF purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of June 30, 2010, US12OF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $161,397,049. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of June 30, 2010, US12OF has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of US12OF. While US12OF’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on US12OF’s financial position.

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

The General Partner pays the fees of US12OF’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of US12OF’s condensed financial statements and its SEC and CFTC reports. The General Partner and US12OF have also entered into a licensing agreement with the NYMEX pursuant to which US12OF and the affiliated funds managed by the General Partner, other than USBO, pay a licensing fee to the NYMEX. US12OF also pays the fees and expenses associated with its tax accounting and reporting requirements.

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

As of June 30, 2010, US12OF’s portfolio consisted of 1,985 Crude Oil Futures CL Contracts traded on the NYMEX.  For a list of US12OF’s current holdings, please see US12OF’s website at www.unitedstates12monthoilfund.com.

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

To protect itself from the credit risk that arises in connection with such contracts, US12OF may enter into agreements with each counterparty that provide for the netting of its overall exposure to such counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. US12OF also may require that the counterparty be highly rated and/or provide collateral or other credit support to address US12OF’s exposure to the counterparty. In addition, it is also possible for US12OF and its counterparty to agree to clear their transactions under the agreement through an established futures clearinghouse such as those connected to the NYMEX or the ICE Futures. In that event, US12OF would no longer bear the credit risk of its original counterparty, as the clearinghouse would now be US12OF’s counterparty. US12OF would still retain any price risk associated with its transaction.

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

US12OF anticipates that the use of Other Oil Interests together with its investments in Oil Futures Contracts will produce price and total return results that closely track the investment goals of US12OF.  However, there can be no assurance of this. Over-the-counter contracts may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Oil Futures Contracts, which may impact US12OF’s ability to successfully track the Benchmark Futures Contracts.

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

During the six months ended June 30, 2010, US12OF did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during the six months ended June 30, 2010, US12OF was not exposed to counterparty risk.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There has not been a material change from the risk factors previously disclosed in US12OF’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 16, 2010, except for the update to the risk factor set forth below to reflect the passage of The Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

On July 21, 2010, a broad financial regulatory reform bill, “The Dodd-Frank Wall Street Reform and Consumer Protection Act,” was signed into law that includes provisions altering the regulation of commodity interests. Provisions in the new law include the requirement that position limits on energy-based commodity futures contracts be established; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most over-the-counter transactions. Additionally, the new law requires the aggregation, for purposes of position limits, of all positions in energy futures held by a single entity and its affiliates, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts. The CFTC, along with the SEC and other federal regulators, has been tasked with developing the rules and regulations enacting the provisions noted above. The new law and the rules to be promulgated may negatively impact US12OF’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties. In particular, new position limits imposed on US12OF or its counterparties may impact US12OF’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of US12OF’s investments and doing business, which could adversely affect US12OF’s investors.

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

Item 6. Exhibits.

Listed below are the exhibits which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document

10.9**	Form of United States Commodity Funds LLC Director Deferred Compensation Agreement.
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on April 1, 2010.

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

Date: August 9, 2010

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 9, 2010