Form 10-Q
period 2010-09-30
United States 12 Month Oil Fund, LP
filed 2010-11-09
CIK 1405528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33859

United States 12 Month Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-0431897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐ Yes    ☒ No

UNITED STATES 12 MONTH OIL FUND, LP
Table of Contents

Part I.    FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

United States 12 Month Oil Fund, LP
Condensed Statements of Financial Condition
At September 30, 2010 (Unaudited) and December 31, 2009

	September 30, 2010	December 31, 2009
Assets
Cash and cash equivalents (Note 5)	$129,597,828	$141,666,539
Equity in UBS Securities LLC trading accounts:
Cash	19,638,121	3,408,951
Unrealized gain on open commodity futures contracts	1,640,920	20,802,090
Dividend receivable	6,461	6,219
Other assets	143,162	145,723

Total assets	$151,026,492	$166,029,522

Liabilities and Partners' Capital
Professional fees payable	$448,155	$405,399
General Partner management fees payable (Note 3)	72,794	78,963
Brokerage commission fees payable	6,282	10,532
Other liabilities	12,273	11,319

Total liabilities	539,504	506,213

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	150,486,988	165,523,309
Total Partners' Capital	150,486,988	165,523,309

Total liabilities and partners' capital	$151,026,492	$166,029,522

Limited Partners' units outstanding	3,900,000	4,100,000
Net asset value per unit	$38.59	$40.37
Market value per unit	$38.49	$40.46

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At September 30, 2010

		Gain (Loss) on
	Number of	Open Commodity	% of Partners'
	Contracts	Contracts	Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Crude Oil Futures CL contracts, expire November 2010	150	$547,130	0.36
NYMEX Crude Oil Futures CL contracts, expire December 2010	150	(208,040)	(0.14)
NYMEX Crude Oil Futures CL contracts, expire January 2011	151	(223,020)	(0.15)
NYMEX Crude Oil Futures CL contracts, expire February 2011	150	(720,140)	(0.48)
NYMEX Crude Oil Futures CL contracts, expire March 2011	150	906,930	0.60
NYMEX Crude Oil Futures CL contracts, expire April 2011	150	(177,340)	(0.12)
NYMEX Crude Oil Futures CL contracts, expire May 2011	151	(661,190)	(0.44)
NYMEX Crude Oil Futures CL contracts, expire June 2011	150	(112,440)	(0.07)
NYMEX Crude Oil Futures CL contracts, expire July 2011	151	779,720	0.52
NYMEX Crude Oil Futures CL contracts, expire August 2011	150	1,166,650	0.78
NYMEX Crude Oil Futures CL contracts, expire September 2011	151	(73,400)	(0.05)
NYMEX Crude Oil Futures CL contracts, expire October 2011	150	416,060	0.28
Total Open Futures Contracts	1,804	$1,640,920	1.09

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	$75,135,816	$75,135,816	49.93
Goldman Sachs Financial Square Funds - Government Fund - Class SL	42,443,448	42,443,448	28.20
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	10,001,985	10,001,985	6.65
Total Cash Equivalents		$127,581,249	84.78

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2010  and 2009

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(291,690)	$17,518,080	$14,251,490	$30,743,940
Change in unrealized gain (loss) on open positions	8,114,980	(21,479,560)	(19,161,170)	24,098,430
Dividend income	23,287	47,388	46,763	159,668
Interest income	386	3,319	3,203	14,628
Other income	2,000	4,000	5,000	27,000

Total income (loss)	7,848,963	(3,906,773)	(4,854,714)	55,043,666

Expenses
General Partner management fees (Note 3)	228,990	258,799	698,588	622,542
Professional fees	18,941	179,140	262,856	281,837
Brokerage commission fees	3,981	5,521	8,070	44,530
Other expenses	13,620	43,244	64,915	130,954

Total expenses	265,532	486,704	1,034,429	1,079,863

Expense waiver (Note 3)	-	-	-	(11,227)

Net expenses	265,532	486,704	1,034,429	1,068,636

Net income (loss)	$7,583,431	$(4,393,477)	$(5,889,143)	$53,975,030
Net income (loss) per limited partnership unit	$1.79	$(0.97)	$(1.78)	$5.54
Net income (loss) per weighted average limited partnership unit	$1.86	$(0.95)	$(1.46)	$13.28
Weighted average limited partnership units outstanding	4,070,652	4,632,609	4,023,077	4,063,736

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the nine months ended September 30, 2010

	General Partner	Limited Partners	Total

Balances, at December 31, 2009	$-	$165,523,309	$165,523,309
Addition of 400,000 partnership units	-	14,577,236	14,577,236
Redemption of 600,000 partnership units	-	(23,724,414)	(23,724,414)
Net loss	-	(5,889,143)	(5,889,143)

Balances, at September 30, 2010	$-	$150,486,988	$150,486,988

Net Asset Value Per Unit:
At December 31, 2009	$40.37
At September 30, 2010	$38.59

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2010 and 2009

	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2009
Cash Flows from Operating Activities:
Net income (loss)	$(5,889,143)	$53,975,030
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (increase) in commodity futures trading account – cash	(16,229,170)	5,015,708
Unrealized (gain) loss on futures contracts	19,161,170	(24,098,430)
Decrease in receivable from General Partner	-	97,019
Decrease (increase) in dividend receivable and other assets	2,319	(168,044)
Increase (decrease) in General Partner management fees payable	(6,169)	76,868
Increase in professional fees payable	42,756	127,725
Increase (decrease) in brokerage commission fees payable	(4,250)	12,882
Increase in other liabilities	954	11,711
Net cash provided by (used in) operating activities	(2,921,533)	35,050,469

Cash Flows from Financing Activities:
Addition of partnership units	14,577,236	177,719,127
Redemption of partnership units	(23,724,414)	(76,114,909)

Net cash provided by (used in) financing activities	(9,147,178)	101,604,218

Net Increase (Decrease) in Cash and Cash Equivalents	(12,068,711)	136,654,687

Cash and Cash Equivalents, beginning of period	141,666,539	4,012,323
Cash and Cash Equivalents, end of period	$129,597,828	$140,667,010

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Notes to Condensed Financial Statements
For the period ended September 30, 2010 (Unaudited)

 NOTE 1 - ORGANIZATION AND BUSINESS

The United States 12 Month Oil Fund, LP (“US12OF”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007.  US12OF is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, US12OF’s units traded on the American Stock Exchange (the “AMEX”). US12OF will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of December 4, 2007 (the “LP Agreement”). The investment objective of US12OF is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of the 12 futures contracts for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months, less US12OF’s expenses. US12OF accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil Interests”). As of September 30, 2010, US12OF held 1,804 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX.

US12OF commenced investment operations on December 6, 2007 and has a fiscal year ending on December 31. United States Commodity Funds LLC (the “General Partner”) is responsible for the management of US12OF. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008.  The General Partner is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively.  The General Partner is also the sponsor of the United States Commodity Index Fund (“USCI”) which listed its units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010.

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

On December 4, 2008, US12OF initially registered 11,000,000 units on Form S-1 with the SEC. On December 6, 2007, US12OF listed its units on the AMEX under the ticker symbol “USL”. On that day, US12OF established its initial net asset value by setting the price at $50.00 per unit and issued 300,000 units in exchange for $15,001,000.  US12OF also commenced investment operations on December 6, 2007, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil.  As of September 30, 2010, US12OF had registered a total of 111,000,000 units.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statement of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statement of operations. US12OF earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the 90-day Treasury bill rate. In addition, US12OF earns income on funds held at the custodian at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

US12OF is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, US12OF is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position.  US12OF files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states.  US12OF is not subject to income tax return examinations by major taxing authorities for years before 2007 (year of inception).  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in US12OF recording a tax liability that reduces net assets.  However, US12OF’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.  US12OF recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the period ended September 30, 2010.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at September 30, 2010.

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

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires US12OF’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

NOTE 3 - FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

General Partner Management Fee

Under the LP Agreement, the General Partner is responsible for investing the assets of US12OF in accordance with the objectives and policies of US12OF. In addition, the General Partner has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to US12OF. For these services, US12OF is contractually obligated to pay the General Partner a fee, which is paid monthly, equal to 0.60% per annum of average daily net assets.

Ongoing Registration Fees and Other Offering Expenses

US12OF pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2010 and 2009, US12OF incurred $7,700 and $96,250, respectively, in registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, US12OF entered into a licensing agreement with the NYMEX on January 16, 2008. Pursuant to the agreement, US12OF and the affiliated funds managed by the General Partner, other than USBO and USCI, pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000.  During the nine months ended September 30, 2010 and 2009, US12OF incurred $27,656 and $24,679, respectively, under this arrangement.

Investor Tax Reporting Cost

US12OF pays the fees and expenses associated with its audit expenses and tax accounting and reporting requirements.  These costs are estimated to be $275,000 for the calendar year 2010.

Other Expenses and Fees

In addition to the fees described above, US12OF pays all brokerage fees and other expenses in connection with the operation of US12OF, excluding costs and expenses paid by the General Partner as outlined in Note 4 below.

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

US12OF is also party to a custodian agreement, dated October 5, 2007, as amended from time to time, with Brown Brothers Harriman & Co. (“BBH&Co.”) and the General Partner, whereby BBH&Co. holds investments on behalf of US12OF. The General Partner pays the fees of the custodian, which are determined by the parties from time to time. In addition, US12OF is party to an administrative agency agreement, dated October 5, 2007, as amended from time to time, with the General Partner and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for US12OF. The General Partner also pays the fees of BBH&Co. for its services under such agreement and such fees are determined by the parties from time to time.

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to US12OF and each of the affiliated funds managed by the General Partner, as well as a $20,000 annual fee for its transfer agency services. In addition, the General Partner pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of US12OF’s, USOF’s, USNG’s, UGA’s, USHO’s, USSO’s, US12NG’s, USBO’s and USCI’s combined net assets, (b) 0.0465% for US12OF’s, USOF’s, USNG’s, UGA’s, USHO’s, USSO’s, US12NG’s, USBO’s and USCI’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once US12OF’s, USOF’s, USNG’s, UGA’s, USHO’s, USSO’s, US12NG’s, USBO’s and USCI’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The General Partner also pays transaction fees ranging from $7.00 to $15.00 per transaction.

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

On January 16, 2008, US12OF and the NYMEX entered into a licensing agreement whereby US12OF was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. The agreement has an effective date of December 4, 2007 with respect to US12OF.  Under the licensing agreement, US12OF and the affiliated funds managed by the General Partner, other than USBO and USCI, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3.

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

Through September 30, 2010, all of the futures contracts held by US12OF were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if US12OF were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. US12OF has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, US12OF bears the risk of financial failure by the clearing broker.

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

The General Partner invests a portion of US12OF’s cash in money market funds that seek to maintain a stable net asset value. US12OF is exposed to any risk of loss associated with an investment in these money market funds. As of September 30, 2010 and December 31, 2009, US12OF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $149,235,949 and $145,075,490, respectively. This amount is subject to loss should these institutions cease operations.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, US12OF is exposed to market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short. As both a buyer and a seller of options, US12OF pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.

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

In some instances, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest input level that is significant to the fair value measurement in its entirety.

The following table summarizes the valuation of US12OF’s securities at December 31, 2009 using the fair value hierarchy:

At December 31, 2009	Total	Level I	Level II	Level III

Short-Term Investments	$117,532,512	$117,532,512	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	20,802,090	20,802,090	-	-

During the year ended December 31, 2009, there were no significant transfers between Level I and Level II.

The following table summarizes the valuation of US12OF’s securities at September 30, 2010 using the fair value hierarchy:

At September 30, 2010	Total	Level I	Level II	Level III

Short-Term Investments	$127,581,249	$127,581,249	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	1,640,920	1,640,920	-	-

During the nine months ended September 30, 2010, there were no significant transfers between Level I and Level II.

Effective January 1, 2009, US12OF adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Statement of Financial Condition Location	Fair Value At September 30, 2010	Fair Value At December 31, 2009

Futures -
Commodity Contracts	Assets	$1,640,920	$20,802,090

The Effect of Derivative Instruments on the Statements of Operations

		For the nine months ended September 30, 2010		For the nine months ended September 30, 2009
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income

Futures -	Realized gain
Commodity Contracts	(loss) on closed
	futures contracts	$14,251,490		$30,743,940

	Change in unrealized gain (loss) on open futures contracts		$(19,161,170)		$24,098,430

NOTE 7 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the nine months ended September 30, 2010 and 2009 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended	For the nine months ended
	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)

Per Unit Operating Performance:

Net asset value, beginning of period	$40.37	$31.24
Total income (loss)	(1.52)	5.80
Net expenses	(0.26)	(0.26)
Net increase (decrease) in net asset value	(1.78)	5.54
Net asset value, end of period	$38.59	$36.78

Total Return	(4.41)%	17.73%

Ratios to Average Net Assets
Total income (loss)	(3.12)%	39.68%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	0.29%	0.44%
Expenses waived*	-%	(0.01)%
Net expenses excluding management fees*	0.29%	0.43%
Net income (loss)	(3.78)%	38.91%

*Annualized

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from US12OF.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 clarifies existing disclosure and requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, entities will need to disclose information about purchases, sales, issuances and settlements of Level 3 securities on a gross basis, rather than as a net number as currently required. The implementation of ASU No. 2010-06 is not expected to have a material impact on US12OF’s financial statement disclosures.

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

Price Movements

Crude oil futures prices were volatile during the nine months ended September 30, 2010 and exhibited moderate daily swings along with an uneven upward trend between January and late March and a downward trend from April to late September 2010.  The average price of the Benchmark Futures Contracts started the period at $82.15 per barrel. Average prices hit a peak on May 3, 2010 of $92.05 per barrel. The low of the period was on May 25, 2010 when prices reached $72.75 per barrel. The period ended with the average price of the Benchmark Futures Contracts at $83.42 per barrel, up approximately 1.55% over the period.  Similarly, US12OF’s NAV started the period at $40.37 per unit.  US12OF’s NAV reached its high for the period on May 3, 2010 at $44.30 per unit and reached its low for the period on May 25, 2010 at $34.69 per unit.  The NAV on September 30, 2010 was $38.59, down approximately 4.41% over the period. The average Benchmark Futures Contract prices listed above began with the February 2010 to January 2011 contracts and ended with the November 2010 to October 2011 contracts. The return of approximately 1.55% on the average price of the Benchmark Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result. Furthermore, the change in the nominal price of these differing crude Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that US12OF seeks to track, which are more fully described below in the section titled “Tracking US12OF’s Benchmark”.

During the nine months ended September 30, 2010, the level of contango remained mildly steep, meaning that the price of the near month crude oil Futures Contract was less than the price of the next month crude oil Futures Contract, or contracts further away from expiration. Crude oil inventories, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the remainder of 2009 and the beginning of 2010.  During the nine months ended September 30, 2010, crude oil inventories began to climb higher, which contributed to the crude oil futures market remaining in contango through the end of September 2010. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns.”

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

Since its initial offering of 11,000,000 units, US12OF has registered one subsequent offering of its units: 100,000,000 units which were registered with the SEC on March 31, 2009.  As of September 30, 2010, US12OF had issued 7,900,000 units and had 3,900,000 units outstanding. As of September 30, 2010, there were 103,100,000 units registered but not yet issued.

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

For the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

As of September 30, 2010, the total unrealized gain on Oil Futures Contracts owned or held on that day was $1,640,920, and US12OF established cash deposits, including cash investments in money market funds, that were equal to $149,235,949. US12OF held 86.84% of its cash assets in overnight deposits and money market funds at its custodian bank, while 13.16% of the cash balance was held as margin deposits for the Oil Futures Contracts purchased.  The ending per unit NAV on September 30, 2010 was $38.59.

By comparison, as of September 30, 2009, the total unrealized gain on Oil Futures Contracts owned or held on that day was $21,343,800 and US12OF established cash deposits, including cash investments in money market funds, that were equal to $140,644,514.  US12OF held 100.02% of its cash assets in overnight deposits and money market funds at its custodian bank, while -0.02% of the cash balance was held as margin deposits for the Oil Futures Contracts purchased. Margin requirements at this time were satisfied by unrealized appreciation on investments held at the futures commission merchant, including a forward funding excess of $8,690,704 in open equity over the required margin deposit amount. The ending per unit NAV on September 30, 2009 was $36.78. The increase in the per unit NAV for September 30, 2010 as compared to September 30, 2009 was primarily a result of higher prices for crude oil and the related increase in the value of the Oil Futures Contracts that US12OF had invested in between the period ended September 30, 2009 and the period ended September 30, 2010.

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

During the nine months ended September 30, 2010, the daily average total net assets of US12OF were $155,668,274. The management fee incurred by US12OF during the period amounted to $698,588. By comparison, during the nine months ended September 30, 2009, the daily average total net assets of US12OF were $138,722,810.  During the nine months ended September 30, 2009, the management fee paid by US12OF amounted to $622,542.

In addition to the management fee, US12OF pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the nine months ended September 30, 2010 was $335,841, as compared to $457,321 for the nine months ended September 30, 2009. The decrease in expenses for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was primarily due to a decrease in registration fees during the nine months ended September 30, 2010.  For the nine months ended September 30, 2010, US12OF incurred $7,700 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the nine months ended September 30, 2009, US12OF incurred $96,250 in ongoing registration fees and other expenses relating to the registration and offering of additional units.

US12OF is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. US12OF shares these fees and expenses with the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States Gasoline Fund, LP (“UGA”), the United States Heating Oil Fund, LP (“USHO”), the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”) based on the relative assets of each fund computed on a daily basis. These fees and expenses for the calendar year 2010 are estimated to be a total of $1,178,870 for all funds. By comparison, for the year ended December 31, 2009, these fees and expenses amounted to a total of $433,046 for all funds, and US12OF’s portion of such fees and expenses was $12,326.  Directors’ expenses are expected to increase in 2010 due to an increase in the amount of directors’ and officers’ liability insurance coverage and the incurrence of the independent directors’ deferred compensation expense.  Effective as of March 3, 2009, the General Partner obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage. Effective as of April 1, 2010, US12OF is also responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and US12OF, USOF, USNG, UGA, USHO, USSO, US12NG and USBO.

US12OF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil Interests or short-term obligations of the United States of two years or less (“Treasuries”). During the nine months ended September 30, 2010, total commissions paid to brokers amounted to $8,070.  By comparison, during the nine months ended September 30, 2009, total commissions paid to brokers amounted to $44,530.  The decrease in the total commissions paid to brokers for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was primarily a function of the decrease in creations and redemptions of units during the nine months ended September 30, 2010.  The decrease in creation and redemption activity required US12OF to purchase fewer Oil Futures Contracts and incur a lower amount of broker commissions.  As an annualized percentage of total net assets, the figure for the nine months ended September 30, 2010 represents approximately 0.01% of total net assets. By comparison, the figure for the nine months ended September 30, 2009 represented approximately 0.04% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

US12OF pays the fees and expenses associated with its audit expenses and tax accounting and reporting requirements.  These costs are estimated to be $275,000 for the calendar year 2010.

Dividend and Interest Income.  US12OF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil Interests in an amount equal to the total net assets of its portfolio. Typically, such investments do not require US12OF to pay the full amount of the contract value at the time of purchase, but rather require US12OF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, US12OF retains an amount that is approximately equal to its total net assets, which US12OF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with US12OF’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the nine months ended September 30, 2010, US12OF earned $49,966 in dividend and interest income on such cash and/or cash equivalents.  Based on US12OF’s average daily total net assets, this was equivalent to an annualized yield of 0.04%.  US12OF did not purchase Treasuries during the nine months ended September 30, 2010 and held only cash and/or cash equivalents during this time period.  By comparison, for the nine months ended September 30, 2009, US12OF earned $174,296 in dividend and interest income on such cash and/or cash equivalents.  Based on US12OF’s average daily total net assets, this was equivalent to an annualized yield of 0.17%. US12OF did not purchase Treasuries during the nine months ended September 30, 2009 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were lower during the nine months ended September 30, 2010 compared to the same time period in 2009. As a result, the amount of income earned by US12OF as a percentage of total net assets was lower during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

For the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Portfolio Expenses.  During the three months ended September 30, 2010, the daily average total net assets of US12OF were $151,415,173. The management fee incurred by US12OF during the period amounted to $228,990. By comparison, during the three months ended September 30, 2009, the daily average total net assets of US12OF were $171,126,467. During the three months ended September 30, 2009, the management fee paid by US12OF amounted to $258,799.

In addition to the management fee, US12OF pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended September 30, 2010 was $36,542, as compared to $227,905 for the three months ended September 30, 2009.  The decrease in expenses for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 was primarily due to decreased commissions, fewer creations and redemptions, and lower registration and offering costs during the three months ended September 30, 2010.  For the three months ended September 30, 2010, US12OF incurred $1,840 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the three months ended September 30, 2009, US12OF incurred $29,750 in ongoing registration fees and other expenses relating to the registration and offering of additional units.

US12OF is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. US12OF shares these fees and expenses with USOF, USNG, UGA, USHO, USSO, US12NG and USBO based on the relative assets of each fund computed on a daily basis. These fees and expenses for the calendar year 2010 are estimated to be a total of $1,178,870 for all funds. By comparison, for the year ended December 31, 2009, these fees and expenses amounted to a total of $433,046 for all funds, and US12OF’s portion of such fees and expenses was $12,326. Directors’ expenses are expected to increase in 2010 due to an increase in the amount of directors’ and officers’ liability insurance coverage and the incurrence of the independent directors’ deferred compensation expense.  Effective as of March 3, 2009, the General Partner obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage. Effective as of April 1, 2010, US12OF is also responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and US12OF, USOF, USNG, UGA, USHO, USSO, US12NG and USBO.

US12OF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil Interests or Treasuries. During the three months ended September 30, 2010, total commissions paid to brokers amounted to $3,981.  By comparison, during the three months ended September 30, 2009, total commissions paid to brokers amounted to $5,521.  The decrease in the total commissions paid to brokers for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 was primarily a function of the decrease in creations and redemptions of units during the three months ended September 30, 2010.  The decrease in creation and redemption activity required US12OF to purchase fewer futures contracts and incur a lower amount of commissions. As an annualized percentage of total net assets, the figure for the three months ended September 30, 2010 represents approximately 0.01% of total net assets. By comparison, the figure for the three months ended September 30, 2009 represented approximately 0.01% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

US12OF pays the fees and expenses associated with its audit expenses and tax accounting and reporting requirements.  These costs are estimated to be $275,000 for the calendar year 2010.

Dividend and Interest Income.  US12OF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil Interests in an amount equal to the total net assets of its portfolio. Typically, such investments do not require US12OF to pay the full amount of the contract value at the time of purchase, but rather require US12OF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, US12OF retains an amount that is approximately equal to its total net assets, which US12OF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with US12OF’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended September 30, 2010, US12OF earned $23,673 in dividend and interest income on such cash and/or cash equivalents.  Based on US12OF’s average daily total net assets, this was equivalent to an annualized yield of 0.06%.  US12OF did not purchase Treasuries during the three months ended September 30, 2010 and held only cash and/or cash equivalents during this time period.  By comparison, for the three months ended September 30, 2009, US12OF earned $50,707 in dividend and interest income on such cash and/or cash equivalents.  Based on US12OF’s average daily total net assets, this was equivalent to an annualized yield of 0.12%. US12OF did not purchase Treasuries during the three months ended September 30, 2009 and held only cash and/or cash equivalents during this time period.  Interest rates on short-term investments, including cash, cash equivalents, and Treasuries, were lower during the three months ended September 30, 2010 compared to the same time period in 2009. As a result, the amount of income earned by US12OF as a percentage of total net assets was lower during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Tracking US12OF’s Benchmark

US12OF’s management seeks to manage US12OF’s portfolio such that changes in its average daily NAV, on a percentage basis, closely track the changes in the average of the daily prices of the Benchmark Futures Contracts, also on a percentage basis. Specifically, US12OF’s management seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in US12OF’s NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the prices of the Benchmark Futures Contracts. As an example, if the average daily movement of the average of the prices of the Benchmark Futures Contracts for a particular 30-valuation day time period was 0.5% per day, US12OF management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). US12OF’s portfolio management goals do not include trying to make the nominal price of US12OF’s NAV equal to the average of the nominal prices of the current Benchmark Futures Contracts or the spot price for light, sweet crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Oil Futures Contracts.

For the 30 valuation days ended September 30, 2010, the simple average daily change in the Benchmark Futures Contracts was 0.156%, while the simple average daily change in the NAV of US12OF over the same time period was 0.154%. The average daily difference was -0.002% (or -0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contracts, the average error in daily tracking by the NAV was 0.646%, meaning that over this time period US12OF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.  A significant portion of the level of US12OF’s relative tracking error as a percentage of the benchmark was due to periods of flat price returns.  The first chart below shows the daily movement of US12OF’s NAV versus the daily movement of the Benchmark Futures Contracts for the 30-valuation day period ended September 30, 2010.  The second chart below shows the monthly total returns of US12OF as compared to the monthly value of the Benchmark Futures Contracts since inception.

Since the commencement of the offering of US12OF units to the public on December 6, 2007 to September 30, 2010, the simple average daily change in the Benchmark Futures Contracts was 0.005%, while the simple average daily change in the NAV of US12OF over the same time period was 0.005%.  The average daily difference was 0.000% (or 0.0 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contracts, the average error in daily tracking by the NAV was 0.119%, meaning that over this time period US12OF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the nine months ended September 30, 2010, the actual total return of US12OF as measured by changes in its NAV was -4.41%. This is based on an initial NAV of $40.37 on December 31, 2009 and an ending NAV as of September 30, 2010 of $38.59. During this time period, US12OF made no distributions to its unitholders. However, if US12OF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contracts, US12OF would have had an estimated NAV of $38.64 as of September 30, 2010, for a total return over the relevant time period of -4.28%.  The difference between the actual NAV total return of US12OF of -4.41% and the expected total return based on the Benchmark Futures Contracts of -4.28% was an error over the time period of -0.13%, which is to say that US12OF’s actual total return underperformed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that US12OF pays offset in part by the income that US12OF collects on its cash and cash equivalent holdings.  During the nine months ended September 30, 2010, US12OF received dividend and interest income of $49,966, which is equivalent to a weighted average income rate of 0.04% for such period. In addition, during the nine months ended September 30, 2010, US12OF also collected $5,000 from its Authorized Purchasers for creating or redeeming baskets of units.  This income also contributed to US12OF’s actual return.  During the nine months ended September 30, 2010, US12OF incurred total expenses of $1,034,429. Expenses net of income from dividends and interest and Authorized Purchaser collections was $(979,463), which is equivalent to an annualized weighted average net income rate of (0.84)% for the nine months ended September 30, 2010.  These net expenses also contributed to US12OF’s actual return underperforming the benchmark results.

By comparison, for the nine months ended September 30, 2009, the actual total return of US12OF as measured by changes in its NAV was 17.73%. This was based on an initial NAV of $31.24 on December 31, 2008 and an ending NAV as of September 30, 2009 of $36.78. During this time period, US12OF made no distributions to its unitholders. However, if US12OF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contracts, US12OF would have had an estimated NAV of $36.95 as of September 30, 2009, for a total return over the relevant time period of 18.28%. The difference between the actual NAV total return of US12OF of 17.73% and the expected total return based on the Benchmark Futures Contracts of 18.28% was an error over the time period of 0.55%, which is to say that US12OF’s actual total return underperformed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that US12OF paid offset in part by the income that US12OF collected on its cash and cash equivalent holdings. During the nine months ended September 30, 2009, US12OF received dividend and interest income of $174,296, which is equivalent to a weighted average income rate of 0.17% for such period.  In addition, during the nine months ended September 30, 2009, US12OF also collected $27,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to US12OF’s actual return. During the nine months ended September 30, 2009, US12OF incurred net expenses of $1,068,636.  Expenses net of dividends and interest income and Authorized Purchaser collections was $(867,340), which is equivalent to an annualized weighted average net income rate of (0.84)% for the nine months ended September 30, 2009.  These net expenses also contributed to US12OF’s actual return underperforming the benchmark results.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

There are currently three factors that have impacted or are most likely to impact US12OF’s ability to accurately track its Benchmark Futures Contracts.

First, US12OF may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which US12OF executes the trade. In that case, US12OF may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily NAV of US12OF to either be too high or too low relative to the changes in the Benchmark Futures Contracts. During the nine months ended September 30, 2010, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for US12OF to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact US12OF’s attempt to track the Benchmark Futures Contracts over time.

Second, US12OF earns dividend and interest income on its cash and cash equivalents. US12OF is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the nine months ended September 30, 2010. Interest payments, and any other income, were retained within the portfolio and added to US12OF’s NAV. When this income exceeds the level of US12OF’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), US12OF will realize a net yield that will tend to cause daily changes in the NAV of US12OF to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. During the nine months ended September 30, 2010, US12OF earned, on an annualized basis, approximately 0.04% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.01% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.28% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -0.85% and affected US12OF’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contracts.

Third, US12OF may hold Other Oil Interests in its portfolio that may fail to closely track the Benchmark Futures Contracts’ total return movements. In that case, the error in tracking the Benchmark Futures Contracts could result in daily changes in the NAV of US12OF that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contracts. During the nine months ended September 30, 2010, US12OF did not hold any Other Oil Interests. If US12OF increases in size, and due to its obligations to comply with regulatory limits, US12OF may invest in Other Oil Interests which may have the effect of increasing transaction related expenses and may result in increased tracking error.

Term Structure of Crude Oil Futures Prices and the Impact on Total Returns. Several factors determine the total return from investing in a futures contract position. One factor that impacts the total return that will result from investing in near month futures contracts and “rolling” those contracts forward each month is the price relationship between the current near month contract and the next month contract. For example, if the price of the near month contract is higher than the next month contract (a situation referred to as “backwardation” in the futures market), then absent any other change there is a tendency for the price of a next month contract to rise in value as it becomes the near month contract and approaches expiration. Conversely, if the price of a near month contract is lower than the next month contract (a situation referred to as “contango” in the futures market), then absent any other change there is a tendency for the price of a next month contract to decline in value as it becomes the near month contract and approaches expiration.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During 2006 and the first half of 2007, these markets experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation. The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango. The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation. Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008. Throughout 2009, the crude oil market remained in contango.  During parts of January and February 2009, the level of contango was unusually steep. Crude oil inventories, which reached historic levels in January and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the balance of 2009 and the beginning of 2010. The crude oil futures market remained in contango through September 30, 2010.

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

Periods of contango or backwardation do not materially impact US12OF’s investment objective of having the percentage changes in its per unit NAV track the percentage changes in the average of the prices of the Benchmark Futures Contracts since the impact of backwardation and contango tend to equally impact the percentage changes in price of both US12OF’s units and the Benchmark Futures Contracts. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Crude Oil Market. During the nine months ended September 30, 2010, crude oil prices were impacted by several factors. On the consumption side, demand increased inside and outside the United States as global economic growth, including emerging economies such as China and India, improved for the third quarter of the year. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries to more closely match global consumption were partially successful. Crude oil prices finished the third quarter of 2010 approximately 1% higher than at the beginning of the year, though investors looked forward to continued improvements in the global economy. Management believes, however, that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels.

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

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one year period ended September 30, 2010, crude oil continued to have a strong positive correlation with heating oil and unleaded gasoline. During this period, it had no positive or negative correlation with the movements of natural gas compared to what it had displayed over the ten year period ended December 31, 2009. Notably, the correlation between crude oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten year period ended December 31, 2009, displayed results that indicated that they had a mildly positive correlation over this shorter time period, particularly due to the recent downturn in the U.S. economy. Finally, the results showed that crude oil and U.S. government bonds, which had essentially been non-correlated for the ten year period ended December 31, 2009, were weakly negatively correlated over this more recent time period.

Correlation Matrix 12 months ended September 30, 2010	Large Cap U.S. Equities (S&P 500)	U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.504	0.973	0.676	0.717	-0.075	0.715
U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.504	-0.569	-0.587	-0.282	-0.559
Global Equities (FTSE World Index)			1.000	0.687	0.748	-0.074	0.743
Unleaded Gasoline				1.000	0.914	-0.004	0.958
Heating Oil					1.000	0.003	0.943
Natural Gas						1.000	0.115
Crude Oil							1.000

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

The General Partner has evaluated the nature and types of estimates that it makes in preparing US12OF’s condensed financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. The values which are used by US12OF for its Futures Contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, US12OF estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

US12OF currently generates cash primarily from (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on cash and/or cash equivalents. US12OF has allocated substantially all of its net assets to trading in Oil Interests. US12OF invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil Interests. A significant portion of US12OF’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the net assets is held in US12OF’s account at its custodian bank. Income received from US12OF’s money market funds is paid to US12OF. In prior periods, the amount of cash earned by US12OF from the sale of Creation Baskets and from income earned has exceeded the amount of cash required to pay US12OF’s expenses.  However, during the nine months ended September 30, 2010, US12OF’s expenses exceeded the income US12OF earned and the cash earned from the sale of Creation Baskets.  During the nine months ended September 30, 2010, US12OF was forced to use other assets to pay cash expenses, which could cause a drop in US12OF’s NAV over time. To the extent expenses exceed income, US12OF’s NAV will be negatively impacted.

US12OF’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent US12OF from promptly liquidating its positions in Oil Futures Contracts.  During the nine months ended September 30, 2010, US12OF was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, US12OF cannot predict whether such an event may occur in the future.

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

As of September 30, 2010, US12OF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $149,235,949. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of September 30, 2010, US12OF has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of US12OF. While US12OF’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on US12OF’s financial position.

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

The General Partner pays the fees of US12OF’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of US12OF’s condensed financial statements and its SEC and CFTC reports. The General Partner and US12OF have also entered into a licensing agreement with the NYMEX pursuant to which US12OF and the affiliated funds managed by the General Partner, other than USBO, pay a licensing fee to the NYMEX. US12OF also pays the fees and expenses associated with its tax accounting and reporting requirements with the exception of certain initial implementation service fees and base service fees which are borne by the General Partner.

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

As of September 30, 2010, US12OF’s portfolio consisted of 1,804 Crude Oil Futures CL Contracts traded on the NYMEX.  For a list of US12OF’s current holdings, please see US12OF’s website at www.unitedstates12monthoilfund.com.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives

In the future, US12OF may purchase over-the-counter contracts. Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

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

To protect itself from the credit risk that arises in connection with such contracts, US12OF may enter into agreements with each counterparty that provide for the netting of its overall exposure to such counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. US12OF also may require that the counterparty be highly rated and/or provide collateral or other credit support to address US12OF’s exposure to the counterparty. In addition, it is also possible for US12OF and its counterparty to agree to clear their transactions under the agreement through an established futures clearinghouse such as those connected to the NYMEX or the ICE Futures. In that event, US12OF would no longer bear the credit risk of its original counterparty, as the clearinghouse would now be US12OF’s counterparty. US12OF would still retain any price risk associated with its transaction and would be required to deposit margin to secure the clearinghouses’s exposure to US12OF.

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

During the nine months ended September 30, 2010, US12OF did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, US12OF was not exposed to counterparty risk.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There has not been a material change from the risk factors previously disclosed in US12OF’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 16, 2010, and US12OF’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 9, 2010.

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

Date: November 9, 2010

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 9, 2010