Form 10-K
period 2010-12-31
United States 12 Month Oil Fund, LP
filed 2011-03-14
CIK 1405528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010.
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33859

United States 12 Month Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-0431897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1320 Harbor Bay Parkway, Suite 145
Alameda, California 94502
(Address of principal executive offices) (Zip code)

(510) 522-9600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Units of United States 12 Month Oil Fund, LP	NYSE Arca, Inc.
(Title of each class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

The aggregate market value of the registrant’s units held by non-affiliates of the registrant as of June 30, 2010 was: $153,720,000.

 The registrant had 5,700,000 outstanding units as of March 11, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

UNITED STATES 12 MONTH OIL FUND, LP

Part I

Item 1.    Business.

What is US12OF?

The United States 12 Month Oil Fund, LP (“US12OF”) is a Delaware limited partnership organized on June 27, 2007. US12OF maintains its main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502. US12OF is a commodity pool that issues limited partnership interests (“units”) traded on the NYSE Arca, Inc. (the “NYSE Arca”).  It operates pursuant to the terms of the Amended and Restated Agreement of Limited Partnership dated as of December 4, 2007 (as amended from time to time, the “LP Agreement”), which grants full management control to its general partner, United States Commodity Funds LLC (“USCF”).

The investment objective of US12OF is for the changes in percentage terms of its units’ net asset value (“NAV”) to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of 12 futures contracts for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts (the “Benchmark Oil Futures Contracts”), except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following 11 consecutive months, less US12OF’s expenses.  When calculating the daily movement of the average price of the 12 contracts, each contract month will be equally weighted.  US12OF’s units began trading on December 6, 2007. USCF is the general partner of US12OF and is responsible for the management of US12OF.

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005.  Prior to June 13, 2008, USCF was known as Victoria Bay Asset Management, LLC.  It maintains its main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502. USCF is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”).  Mr. Nicholas Gerber (discussed below) controls Wainwright by virtue of his ownership of Wainwright’s shares. Wainwright is a holding company.  Wainwright previously owned an insurance company organized under Bermuda law, which has been liquidated, and a registered investment adviser firm named Ameristock Corporation, which has been distributed to the Wainwright shareholders.  USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005.

On May 12, 2005, USCF formed the United States Oil Fund, LP (“USOF”), another limited partnership that is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of USOF is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract for light, sweet crude oil traded on the NYMEX, that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USOF’s expenses. USOF’s units began trading on April 10, 2006.  USCF is the general partner of USOF and is responsible for the management of USOF.

On September 11, 2006, USCF formed the United States Natural Gas Fund, LP (“USNG”), another limited partnership that is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of USNG is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the price of the futures contract on natural gas traded on the NYMEX, that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire,  less USNG’s expenses.  USNG’s units began trading on April 18, 2007.  USCF is the general partner of USNG and is responsible for the management of USNG.

On April 13, 2007, USCF formed the United States Gasoline Fund, LP (“UGA”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of UGA is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of gasoline, as measured by the changes in the price of the futures contract on unleaded gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”), for delivery to the New York harbor, traded on the NYMEX, that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less UGA’s expenses.  UGA’s units began trading on February 26, 2008.  USCF is the general partner of UGA and is responsible for the management of UGA.

On April 13, 2007, USCF formed the United States Heating Oil Fund, LP (“USHO”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of USHO is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of heating oil (also known as No. 2 fuel oil) delivered to the New York harbor, as measured by the changes in the price of the futures contract on heating oil traded on the NYMEX, that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USHO’s expenses.  USHO’s units began trading on April 9, 2008.  USCF is the general partner of USHO and is responsible for the management of USHO.

On June 30, 2008, USCF formed the United States Short Oil Fund, LP (“USSO”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of USSO is for the changes in percentage terms of its units’ NAV to inversely reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil traded on the NYMEX, that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USSO’s expenses.  USSO’s units began trading on September 24, 2009.  USCF is the general partner of USSO and is responsible for the management of USSO.

On June 27, 2007, USCF formed the United States 12 Month Natural Gas Fund, LP (“US12NG”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of US12NG is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts on natural gas traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following 11 consecutive months, less US12NG’s expenses.  When calculating the daily movement of the average price of the 12 contracts, each contract month will be equally weighted.  US12NG’s units began trading on November 18, 2009.  USCF is the general partner of US12NG and is responsible for the management of US12NG.

On September 2, 2009, USCF formed the United States Brent Oil Fund, LP (“USBO”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of USBO is for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the spot price of Brent crude oil, as measured by the changes in the price of the futures contract on Brent crude oil traded on the ICE Futures Exchange (the “ICE Futures”), that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USBO’s expenses.  USBO’s units began trading on June 2, 2010.  USCF is the general partner of USBO and is responsible for the management of USBO.

On April 1, 2010, USCF, in its role as sponsor, formed the United States Commodity Index Fund (“USCI”), as a series of the United States Commodity Index Funds Trust, a Delaware statutory trust (the “Trust”).  USCI is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of USCI is for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index Total Return (the “Commodity Index”), less USCI’s expenses.  USCI’s units began trading on August 10, 2010.  USCF is the sponsor of USCI and is responsible for the management of USCI.

USOF, USNG, UGA, USHO, USSO, US12NG, USBO and USCI are collectively referred to herein as the “Related Public Funds”.  For more information about each of the Related Public Funds, investors in US12OF may call 1-800-920-0259 or go online to www.unitedstatescommodityfunds.com.

USCF has filed a registration statement for three other exchange-traded security funds, the United States Metals Index Fund (“USMI”), the United States Agriculture Index Fund (“USAI”) and the United States Copper Index Fund (“USCUI”), each of which is a series of the Trust.  The investment objective of USMI will be for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Metals Index Total Return (the “Metals Index”), less USMI’s expenses.  The investment objective of USAI will be for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Agriculture Index Total Return (the “Agriculture Index”), less USAI’s expenses.  The investment objective of USCUI will be for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the SummerHaven Copper Index Total Return (the “Copper Index”), less USCUI’s expenses.

USCF is required to evaluate the credit risk of US12OF to the futures commission merchant, oversee the purchase and sale of US12OF’s units by certain authorized purchasers (“Authorized Purchasers”), review daily positions and margin requirements of US12OF and manage US12OF’s investments.  USCF also pays the fees of ALPS Distributors, Inc., which serves as the marketing agent for US12OF (the “Marketing Agent”), and Brown Brothers Harriman & Co. (“BBH&Co.”), which serves as the administrator (the “Administrator”) and the custodian (the “Custodian”) for US12OF.

Limited partners have no right to elect USCF as the general partner on an annual or any other continuing basis.  If USCF voluntarily withdraws as general partner, however, the holders of a majority of US12OF’s outstanding units (excluding for purposes of such determination units owned, if any, by the withdrawing USCF and its affiliates) may elect its successor.  USCF may not be removed as general partner except upon approval by the affirmative vote of the holders of at least 66 and 2/3 percent of US12OF’s outstanding units (excluding units owned, if any, by USCF and its affiliates), subject to the satisfaction of certain conditions set forth in the LP Agreement.

The business and affairs of USCF are managed by a board of directors (the “Board”), which is comprised of four management directors, some of whom are also its executive officers (the “Management Directors”), and three independent directors who meet the independent director requirements established by the NYSE Arca and the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Notwithstanding the foregoing, the Management Directors have the authority to manage USCF pursuant to its limited liability company agreement, as amended from time to time.  Through its Management Directors, USCF manages the day-to-day operations of US12OF. The Board has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis and Malcolm R. Fobes III).  For additional information relating to the audit committee, please see “Item 10.  Directors, Executive Officers and Corporate Governance – Audit Committee” in this annual report on Form 10-K.

How Does US12OF Operate?

The net assets of US12OF consist primarily of investments in futures contracts for light, sweet crude oil, but may also consist of investment contracts for other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”).  US12OF may also invest in other crude oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for crude oil, and over-the-counter transactions that are based on the price of crude oil and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil Interests”). For convenience and unless otherwise specified, Oil Futures Contracts and Other Oil Interests collectively are referred to as “oil interests” in this annual report on Form 10-K.

US12OF invests in oil interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil Interests. In pursuing this objective, the primary focus of USCF is the investment in Oil Futures Contracts and the management of US12OF’s investments in short-term obligations of the United States of two years or less (“Treasuries”), cash and/or cash equivalents for margining purposes and as collateral.

The investment objective of US12OF is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of the Benchmark Oil Futures Contracts, less US12OF’s expenses.  When calculating the daily movement of the average price of the 12 contracts each contract month is equally weighted.  It is not the intent of US12OF to be operated in a fashion such that its NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil.

USCF believes that holding futures contracts whose expiration dates are spread out over a 12 month period of time will cause the total return of such a portfolio to vary compared to a portfolio that holds only a single month’s contract (such as the near month contract).  In particular, USCF believes that the total return of a portfolio holding contracts with a range of expiration months will be impacted differently by the price relationship between different contract months of the same commodity future compared to the total return of a portfolio consisting of the near month contract.  For example, in cases in which the near month contract’s price is higher than the price of contracts that expire later in time (a situation known as “backwardation” in the futures markets), then absent the impact of the overall movement in crude oil prices the value of the near month contract would tend to rise as it approaches expiration.  Conversely, in cases in which the near month contract’s price is lower than the price of contracts that expire later in time (a situation known as “contango” in the futures markets), then absent the impact of the overall movement in crude oil prices the value of the near month contract would tend to decline as it approaches expiration. The total return of a portfolio that owned the near month contract and “rolled” forward each month by selling the near month contract as it approached expiration and purchasing the next month contract to expire would be positively impacted by a backwardation market, and negatively impacted by a contango market.  Depending on the exact price relationship of the different month’s prices, portfolio expenses, and the overall movement of crude oil prices, the impact of backwardation and contango could have a major impact on the total return of such a portfolio over time.  USCF believes that based on historical evidence a portfolio that held futures contracts with a range of expiration dates spread out over a 12 month period of time would typically be impacted less by the positive effect of backwardation and the negative effect of contango compared to a portfolio that held contracts of a single near month.  As a result, absent the impact of any other factors, a portfolio of 12 different monthly contracts would tend to have a lower total return than a near month only portfolio in a backwardation market and a higher total return in a contango market.  However there can be no assurance that such historical relationships would provide the same or similar results in the future.

As a specific benchmark, USCF endeavors to place US12OF’s trades in Oil Futures Contracts and Other Oil Interests and otherwise manage US12OF’s investments so that A will be within plus/minus 10 percent of B, where:

•	A is the average daily change in US12OF’s NAV for any period of 30 successive valuation days; i.e., any NYSE Arca trading day as of which US12OF calculates its NAV, and
•	B is the average daily change in the prices of the Benchmark Oil Futures Contracts over the same period.

USCF believes that market arbitrage opportunities cause daily changes in US12OF’s unit price on the NYSE Arca to closely track daily changes in US12OF’s NAV per unit.  USCF further believes that changes in US12OF’s NAV in percentage terms will closely track the changes in percentage terms in the Benchmark Oil Futures Contracts, less US12OF’s expenses.

An investment in the units provides a means for diversifying an investor’s portfolio or hedging exposure to changes in oil prices.  An investment in the units allows both retail and institutional investors to easily gain this exposure to the crude oil market in a transparent, cost-effective manner.

The expected correlation of the price of US12OF’s units, US12OF’s NAV and the average price of the Benchmark Oil Futures Contracts is illustrated in the following diagram:

USCF employs a “neutral” investment strategy intended to track changes in the average of the prices of the Benchmark Oil Futures Contracts regardless of whether the price goes up or goes down.  US12OF’s “neutral” investment strategy is designed to permit investors generally to purchase and sell US12OF’s units for the purpose of investing indirectly in oil in a cost-effective manner, and/or to permit participants in the oil or other industries to hedge the risk of losses in their oil-related transactions.  Accordingly, depending on the investment objective of an individual investor, the risks generally associated with investing in crude oil and/or the risks involved in hedging may exist.  In addition, an investment in US12OF involves the risk that the changes in the price of US12OF’s units will not accurately track the changes in the average of the prices of the Benchmark Oil Futures Contracts.

The Benchmark Oil Futures Contracts are changed from the near month contract to expire and the 11 following months to the next month contact to expire and the 11 following months during one day each month.  On that day, USCF “rolls” US12OF’s positions by closing, or selling, US12OF’s oil interests and reinvests the proceeds from closing these positions in new oil interests.

The anticipated monthly dates on which the Benchmark Oil Futures Contracts will be changed and US12OF’s Other Oil Interests are “rolled” in 2011 are posted on US12OF’s website at www.unitedstates12monthoilfund.com, and are subject to change without notice.

US12OF’s total portfolio composition is disclosed on its website each day that the NYSE Arca is open for trading. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each oil interest, the specific types of Other Oil Interests and characteristics of such Other Oil Interests, Treasuries and amount of cash and/or cash equivalents held in US12OF’s portfolio.  US12OF’s website is publicly accessible at no charge. US12OF’s assets are held in segregated accounts pursuant to the Commodity Exchange Act (the “CEA”) and CFTC regulations.

The units issued by US12OF may only be purchased by Authorized Purchasers and only in blocks of 100,000 units called Creation Baskets.  The amount of the purchase payment for a Creation Basket is equal to the aggregate NAV of the units in the Creation Basket.  Similarly, only Authorized Purchasers may redeem units and only in blocks of 100,000 units called Redemption Baskets.  The purchase price for Creation Baskets, and the redemption price for Redemption Baskets, is the actual NAV of the units purchased or redeemed calculated at the end of the business day when notice for a purchase or redemption is received by US12OF.  In addition, Authorized Purchasers pay US12OF a $1,000 fee for each order placed to create one or more Creation Baskets or redeem one or more Redemption Baskets.  The NYSE Arca publishes an approximate NAV intra-day based on the prior day’s NAV and the current price of the Benchmark Oil Futures Contracts, but the basket price is determined based on the actual NAV at the end of the day.

While US12OF issues units only in Creation Baskets, units may also be purchased and sold in much smaller increments on the NYSE Arca.  These transactions, however, are effected at the bid and ask prices established by specialist firm(s).  Like any listed security, units can be purchased and sold at any time a secondary market is open.

What is US12OF’s Investment Strategy?

In managing US12OF’s assets, USCF does not use a technical trading system that issues buy and sell orders.  USCF instead employs a quantitative methodology whereby each time a Creation Basket is sold, USCF purchases oil interests, such as the Benchmark Oil Futures Contracts, that have an aggregate market value that approximates the amount of Treasuries and/or cash received upon the issuance of the Creation Basket.

As an example, assume that a Creation Basket is sold by US12OF, and that US12OF’s closing NAV per unit is $50.00.  In that case, US12OF would receive $5,000,000 in proceeds from the sale of the Creation Basket ($50.00 NAV per unit multiplied by 100,000 units, and excluding the Creation Basket fee of $1,000).  If one were to assume further that USCF wants to invest the entire proceeds from the Creation Basket in the Benchmark Oil Futures Contracts and that the market value of the Benchmark Oil Futures Contracts is $59,950, US12OF would be unable to buy the exact number of Benchmark Oil Futures Contracts with an aggregate market value equal to $5,000,000. Instead, US12OF would be able to purchase 83 Benchmark Oil Futures Contracts with an aggregate market value of $4,975,850.  Assuming a margin requirement equal to 10% of the value of the Benchmark Oil Futures Contracts, US12OF would be required to deposit $497,585 in Treasuries and cash with the futures commission merchant through which the Benchmark Oil Futures Contracts were purchased.  The remainder of the proceeds from the sale of the Creation Basket, $4,502,415, would remain invested in cash, cash equivalents, and Treasuries as determined by USCF from time to time based on factors such as potential calls for margin or anticipated redemptions.

The specific Oil Futures Contracts purchased depends on various factors, including a judgment by USCF as to the appropriate diversification of US12OF’s investments in futures contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts.  In addition, US12OF may make use of a mixture of standard sized futures contracts as well as the smaller sized “mini” contracts.  While USCF has made significant investments in NYMEX Oil Futures Contracts, as US12OF reaches certain accountability levels or position limits on the NYMEX, or for other reasons, it may invest in Oil Futures Contracts traded on other exchanges or may invest in Other Oil Interests such as contracts in the “over-the-counter” market.

USCF does not anticipate letting US12OF’s Oil Futures Contracts expire and taking delivery of the underlying commodity.  Instead, USCF closes existing positions, e.g., when it changes the Benchmark Oil Futures Contracts or it otherwise determines it would be appropriate to do so and reinvests the proceeds in new Oil Futures Contracts or Other Oil Interests.  Positions may also be closed out to meet orders for Redemption Baskets and in such case proceeds for such baskets will not be reinvested.

By remaining invested as fully as possible in Oil Futures Contracts or Other Oil Interests, USCF believes that the changes in percentage terms in US12OF’s NAV will continue to closely track the changes in percentage terms in the average of the prices of the Benchmark Oil Futures Contracts.  USCF believes that certain arbitrage opportunities result in the price of the units traded on the NYSE Arca closely tracking the NAV of US12OF.  Additionally, oil futures contracts traded on the NYMEX have closely tracked the spot price of light, sweet crude oil. Based on these expected interrelationships, USCF believes that the changes in the price of US12OF’s units traded on the NYSE Arca have closely tracked and will continue to closely track the changes in the spot price of light, sweet crude oil. For performance data relating to US12OF’s ability to track its benchmark, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tracking US12OF’s Benchmark” in this annual report on Form 10-K.

What are Futures Contracts?

In an Oil Futures Contract, one party agrees to buy a commodity such as crude oil from the other party at a later date at a price and quantity agreed-upon when the contract is made.  Oil Futures Contracts are traded on futures exchanges, including the NYMEX.  For example, the Benchmark Oil Futures Contracts are traded on the NYMEX in units of 1,000 barrels (a “mini” contract is 500 barrels).  The price of futures contracts on the NYMEX are priced by floor brokers and other exchange members both through an “open outcry” of offers to purchase or sell the contracts and through an electronic, screen-based system that determines the price by matching electronically offers to purchase and sell.

Certain typical and significant characteristics of Oil Futures Contracts are discussed below. Additional risks of investing in Oil Futures Contracts are included in “Item 1A. Risk Factors” in this annual report on Form 10-K.

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits.  Futures contracts include typical and significant characteristics. Most significantly, the CFTC and U.S. designated contract markets such as the NYMEX have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by US12OF is not) may hold, own or control.  The net position is the difference between an individual or firm’s open long contracts and open short contracts in any one commodity.  In addition, most U.S. futures exchanges, such as the NYMEX, limit the daily price fluctuation for Oil Futures Contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by the NYMEX but does not limit the maximum daily price fluctuation.

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions.  The current accountability level for any one month in the Benchmark Oil Futures Contracts is 10,000 net contracts.  In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for light, sweet crude oil.  If US12OF and the Related Public Funds exceed these accountability levels for investments in the futures contract for light, sweet crude oil, the NYMEX will monitor US12OF’s and the Related Public Funds’ exposure and ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of US12OF and the Related Public Funds.  If deemed necessary by the NYMEX, it could also order US12OF and the Related Public Funds to reduce their aggregate net position back to the accountability level.  In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX.  As of December 31, 2010, US12OF and the Related Public Funds held a net of 9,498 NYMEX Crude Oil Futures CL contracts.  As of December 31, 2010, US12OF did not hold any Futures Contracts traded on the ICE Futures.

If the NYMEX or the ICE Futures orders US12OF to reduce its position back to the accountability level, or to an accountability level that the NYMEX or the ICE Futures deems appropriate for US12OF, such an accountability level may impact the mix of investments in oil interests made by US12OF.  To illustrate, assume that the average of the prices of the Benchmark Oil Futures Contracts and the unit price of US12OF are each $10, and that the NYMEX has determined that US12OF may not own more than 10,000 Benchmark Oil Futures Contracts.  In such case, US12OF could invest up to $1 billion of its daily net assets in the Benchmark Oil Futures Contracts (i.e., $10 per contract multiplied by 1,000 (a Benchmark Oil Futures Contract is a contract for 1,000 barrels of oil multiplied by 10,000 contracts)) before reaching the accountability level imposed by the NYMEX. Once the daily net assets of the portfolio exceed $1 billion in the Benchmark Oil Futures Contracts, the portfolio may not be able to make any further investments in the Benchmark Oil Futures Contracts.  If the NYMEX were to impose limits at the $1 billion level (or another level), US12OF anticipates that it would invest the majority of its assets above that level in a mix of other Oil Futures Contracts or Other Oil Interests in order to meet its investment objective.

See “Item 1A. Risk Factors—Risks Associated With Investing Directly or Indirectly in Crude Oil—Regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments are impossible to predict but may significantly and adversely affect US12OF”in this annual report on Form 10-K.

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

U.S. futures exchanges, including the NYMEX, also limit the amount of price fluctuation for Oil Futures Contracts. For example, the NYMEX imposes a $10.00 per barrel ($10,000 per contract) price fluctuation limit for Oil Futures Contracts.  This limit is initially based off the previous trading day’s settlement price.  If any Oil Futures Contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes.  When trading resumes it begins at the point where the limit was imposed and the limit is reset to be $10.00 per barrel in either direction of that point.  If another halt were triggered, the market would continue to be expanded by $10.00 per barrel in either direction after each successive five-minute trading halt.  There is no maximum price fluctuation limit during any one trading session.

Currently, U.S futures exchanges, including the NYMEX, do not implement fixed position limits for futures contracts held outside of the last few days of trading in the near month contract to expire.  However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, requires the CFTC to establish aggregate position limits that apply to both cleared and uncleared commodity swaps in addition to exchange-traded futures contracts held by an entity and certain of its affiliates.  Such position limits could limit US12OF’s ability to invest in accordance with its investment objective.  On January 13, 2011, the CFTC proposed new rules, which if implemented in their proposed form, would establish position limits and limit formulas for certain physical commodity futures including Oil Futures Contracts and options on Oil Futures Contracts, executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts.  The CFTC has also proposed aggregate position limits that would apply across different trading venues to contracts based on the same underlying commodity.  At this time, it is unknown precisely when such position limits would take effect.  The CFTC’s position limits for futures contracts held during the last few days of trading in the near month contract to expire, which, under the CFTC’s proposed rule would be substantially similar to the position limits currently set by the exchanges, could take effect as early as March 2011.  Based on the CFTC’s current proposal, other position limits would not take effect until March 2012 or later.  The effect of this future regulatory change on US12OF is impossible to predict, but it could be substantial and adverse.

US12OF anticipates that to the extent it invests in Oil Futures Contracts other than light, sweet crude oil contracts (such as futures contracts for Brent crude oil, natural gas, heating oil, and gasoline) and Other Oil Interests, it will enter into various non-exchange-traded derivative contracts to hedge the short-term price movements of such Oil Futures Contracts and Other Oil Interests against the current Benchmark Oil Futures Contracts.

Examples of the position and price limits currently imposed are as follows:

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

Price Volatility. Despite daily price limits, the price volatility of Oil Futures Contracts generally has been historically greater than that for traditional securities such as stocks and bonds.  Price volatility often is greater day-to-day as opposed to intra-day.  Oil Futures Contracts tend to be more volatile than stocks and bonds because price movements for crude oil are more currently and directly influenced by economic factors for which current data is available and are traded by crude oil futures traders throughout the day.  These economic factors include changes in interest rates; governmental, agricultural, trade, fiscal, monetary and exchange control programs and policies; weather and climate conditions; changing supply and demand relationships; changes in balances of payments and trade; U.S. and international rates of inflation; currency devaluations and revaluations; U.S. and international political and economic events; and changes in philosophies and emotions of market participants.  Because US12OF invests a significant portion of its assets in Oil Futures Contracts, the assets of US12OF, and therefore the prices of US12OF units, may be subject to greater volatility than traditional securities.

Marking-to-Market Futures Positions.  Oil Futures Contracts are marked to market at the end of each trading day and the margin required with respect to such contracts is adjusted accordingly.  This process of marking-to-market is designed to prevent losses from accumulating in any futures account.  Therefore, if US12OF’s futures positions have declined in value, US12OF may be required to post additional variation margin to cover this decline.  Alternatively, if US12OF futures positions have increased in value, this increase will be credited to US12OF’s account.

What is the Crude Oil Market and the Petroleum-Based Fuel Market?

US12OF may purchase Oil Futures Contracts traded on the NYMEX that are based on light, sweet crude oil. It may also purchase contracts on other exchanges, including the ICE Futures and the Singapore Exchange.  The NYMEX contracts provide for delivery of several grades of domestic and internationally traded foreign crudes, and, among other things, serve the diverse needs of the physical market.  In Europe, Brent crude oil is the standard for futures contracts and is primarily traded on the ICE Futures.  Brent crude oil is the price reference for two-thirds of the world’s traded oil.  The ICE Brent Futures is a deliverable contract with an option to cash settle which trades in units of 1,000 barrels (42,000 U.S. gallons).  The ICE Futures also offers a WTI Crude Oil Futures contract which trades in units of 1,000 barrels.  The WTI Crude Oil Futures contract is cash settled against the prevailing market price for U.S. light sweet crude oil.

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

Heating Oil. Heating oil, also known as No. 2 fuel oil, accounts for approximately 25% of the yield of a barrel of crude oil, the second largest “cut” from oil after gasoline.  The heating oil futures contract listed and traded on the NYMEX trades in units of 42,000 gallons (1,000 barrels) and is based on delivery in the New York harbor, the principal cash market trading center.  The price of heating oil has historically been volatile.

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

Why Does US12OF Purchase and Sell Oil Futures Contracts?

US12OF’s investment objective is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the average prices of the Benchmark Oil Futures Contracts, less US12OF’s expenses.  US12OF invests primarily in Oil Futures Contracts.  US12OF seeks to have its aggregate NAV approximate at all times the aggregate market value of the Oil Futures Contracts (or Other Oil Interests) it holds.

Other than investing in Oil Futures Contracts and Other Oil Interests, US12OF only invests in assets to support these investments in oil interests. At any given time, most of US12OF’s investments are in Treasuries, cash and/or cash equivalents that serve as segregated assets supporting US12OF’s positions in Oil Futures Contracts and Other Oil Interests.  For example, the purchase of an Oil Futures Contract with a stated value of $10 million would not require US12OF to pay $10 million upon entering into the contract; rather, only a margin deposit, generally of 10% to 20% of the stated value of the Oil Futures Contract, would be required.  To secure its Oil Futures Contract obligations, US12OF would deposit the required margin with the futures commission merchant and would separately hold, through its Custodian, Treasuries, cash and/or cash equivalents in an amount equal to the balance of the current market value of the contract, which at the contract’s inception would be $10 million minus the amount of the margin deposit, or $9 million (assuming a 10% margin).

As a result of the foregoing, typically 10% to 20% of US12OF’s assets are held as margin in segregated accounts with a futures commission merchant.  In addition to the Treasuries or cash it posts with the futures commission merchant for the Oil Futures Contracts it owns, US12OF holds, through the Custodian, Treasuries, cash and/or cash equivalents that can be posted as margin or as collateral to support its over-the-counter contracts.  US12OF earns income from the Treasuries and/or cash equivalents that it purchases, and on the cash it holds through the Custodian. US12OF anticipates that the earned income will increase the NAV and limited partners’ capital contribution accounts.  US12OF reinvests the earned income, holds it in cash, or uses it to pay its expenses.  If US12OF reinvests the earned income, it makes investments that are consistent with its investment objective.

What is the Flow of Units?

What are the Trading Policies of US12OF?

Liquidity

US12OF invests only in Oil Futures Contracts and Other Oil Interests that are traded in sufficient volume to permit, in the opinion of USCF, ease of taking and liquidating positions in these financial interests.  This can include both standard sized futures contracts as well as smaller sized mini contracts.

Spot Commodities

While certain of the oil futures contracts traded on the NYMEX can be physically settled, US12OF does not intend to take or make physical delivery.  US12OF may from time to time trade in Other Oil Interests, including contracts based on the spot price of crude oil.

Leverage

While US12OF’s historical ratio of initial margin to total assets has generally ranged from approximately 10% to 20%, USCF endeavors to have the value of US12OF’s Treasuries, cash and/or cash equivalents, whether held by US12OF or posted as margin or collateral, at all times approximate the aggregate market value of its obligations under US12OF’s Oil Futures Contracts and Other Oil Interests.  While USCF does not intend to leverage US12OF’s assets, it is not prohibited from doing so under the LP Agreement.

Borrowings

Borrowings are not used by US12OF unless US12OF is required to borrow money in the event of physical delivery, US12OF trades in cash commodities, or for short-term needs created by unexpected redemptions.  US12OF maintains the value of its Treasuries, cash and/or cash equivalents, whether held by US12OF or posted as margin or collateral, to at all times approximate the aggregate market value of its obligations under its Oil Futures Contracts and Other Oil Interests.  US12OF has not established and does not plan to establish credit lines.

Over-the-Counter Derivatives (Including Spreads and Straddles)

In addition to Oil Futures Contracts, there are also a number of listed options on the Oil Futures Contracts on the principal futures exchanges.  These contracts offer investors and hedgers another set of financial vehicles to use in managing exposure to the crude oil market. Consequently, US12OF may purchase options on crude oil futures contracts on these exchanges in pursuing its investment objective.

In addition to the Oil Futures Contracts and options on the Oil Futures Contracts, there also exists an active non-exchange-traded market in derivatives tied to crude oil.  These derivatives transactions (also known as over-the-counter contracts) are usually entered into between two parties.  Unlike most of the exchange-traded Oil Futures Contracts or exchange-traded options on the Oil Futures Contracts, each party to such contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

Some crude oil-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants.  Other crude oil-based derivatives have highly customized terms and conditions and are not as widely available.  Many of these over-the-counter contracts are cash-settled forwards for the future delivery of crude oil- or petroleum-based fuels that have terms similar to the Oil Futures Contracts.  Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the crude oil spot price, forward crude oil price, the Benchmark Oil Futures Contract price, or other crude oil futures contract price. For example, US12OF may enter into over-the-counter derivative contracts whose value will be tied to changes in the difference between the crude oil spot price, the Benchmark Oil Futures Contract price, or some other futures contract price traded on the NYMEX or ICE Futures and the price of other Oil Futures Contracts that may be invested in by US12OF.

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

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by USCF's Board.  Furthermore, USCF, on behalf of US12OF, only enters into over-the-counter contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the U.S. Securities and Exchange Commission (the “SEC”), (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC.  Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by USCF’s Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF.

US12OF may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Benchmark Oil Futures Contract.  US12OF would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months.  The effect of holding such combined positions is to adjust the sensitivity of US12OF to changes in the price relationship between futures contracts which will expire sooner and those that will expire later.  US12OF would use such a spread if USCF felt that taking such long and short positions, when combined with the rest of its holdings, would more closely track the investment goals of US12OF, or if USCF felt it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in crude oil prices.  US12OF would enter into a straddle when it chooses to take an option position consisting of a long (or short) position in both a call option and put option.  The economic effect of holding certain combinations of put options and call options can be very similar to that of owning the underlying futures contracts.  US12OF would make use of such a straddle approach if, in the opinion of USCF, the resulting combination would more closely track the investment goals of US12OF or if it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in crude oil prices.

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

Who are the Service Providers?

BBH&Co. is the registrar and transfer agent for the units. BBH&Co. is also the Custodian for US12OF.  In this capacity, BBH&Co. holds US12OF’s Treasuries, cash and/or cash equivalents pursuant to a custodial agreement.  In addition, in its capacity as Administrator for US12OF, BBH&Co. performs certain administrative and accounting services for US12OF and prepares certain SEC and CFTC reports on behalf of US12OF.  USCF pays BBH&Co.’s fees for these services.

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

US12OF also employs ALPS Distributors, Inc. as a Marketing Agent. USCF pays the Marketing Agent an annual fee.  In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services in connection with the offering of units exceed ten percent (10%) of the gross proceeds of the offering.

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

UBS Securities’ principal business address is 677 Washington Blvd, Stamford, CT 06901.  UBS Securities is a futures clearing broker for US12OF.  UBS Securities is registered in the United States with FINRA as a broker-dealer and with the CFTC as a futures commission merchant. UBS Securities is a member of various U.S. futures and securities exchanges.

Like most securities firms, UBS is and has been a defendant in numerous legal proceedings, including actions brought by regulatory organizations and government agencies, relating to its securities and commodities business that allege various violations of federal and state securities laws.  UBS AG, the ultimate parent company to UBS Securities LLC, files annual reports and quarterly reports to the SEC in which it discloses material information about UBS matters, including information about any material litigation or regulatory investigations.  Actions with respect to UBS Securities’ futures commission merchant business are publicly available on the website of the National Futures Association (http://www.nfa.futures.org/).

On June 27, 2007, the Securities Division of the Secretary of the Commonwealth of Massachusetts (“Massachusetts Securities Division”) filed an administrative complaint (the “Complaint”) and notice of adjudicatory proceeding against UBS Securities LLC, captioned In The Matter of UBS Securities, LLC, Docket No. E-2007-0049, which alleged that UBS Securities violated the Massachusetts Uniform Securities Act (the “Act”) and related regulations by providing the advisers for certain hedge funds with gifts and gratuities in the form of below market office rents, personal loans with below market interest rates, event tickets, and other perks, in order to induce those hedge fund advisers to increase or retain their level of prime brokerage fees paid to UBS Securities.  The Complaint seeks a cease and desist order from conduct that violates the Act and regulations, to censure UBS Securities, to require UBS Securities to pay an administrative fine of an unspecified amount, and to find as fact the allegations of the Complaint.  The matter is still pending.

In the summer of 2008, the Massachusetts Securities Division, Texas State Securities Board, and the New York Attorney General (the “NYAG”) all brought actions against UBS Securities and UBS Financial Services, Inc. (“UBS Financial”), alleging violations of various state law anti-fraud provisions in connection with the marketing and sale of auction rate securities.

On August 8, 2008, UBS Securities and UBS Financial reached agreements in principle with the SEC, the NYAG, the Massachusetts Securities Division and other state regulatory agencies represented by the North American Securities Administrators Association (“NASAA”) to restore liquidity to all remaining client’s holdings of auction rate securities by June 30, 2012.  On October 2, 2008, UBS Securities and UBS Financial entered into a final consent agreement with the Massachusetts Securities Division settling all allegations in the Massachusetts Securities Division’s administrative proceeding against UBS Securities and UBS Financial with regards to the auction rate securities matter.  On December 11, 2008, UBS Securities and UBS Financial executed an Assurance of Discontinuance in the auction rate securities settlement with the NYAG.  On the same day, UBS Securities and UBS Financial finalized settlements with the SEC.  UBS paid penalties of $75M to NYAG and an additional $75M to be apportioned among the participating NASAA states.  In March 2010, UBS and NASAA agreed on final settlement terms, pursuant to which, UBS agreed to provide client liquidity up to an additional $200 million.

On August 14, 2008 the New Hampshire Bureau of Securities Regulation filed an administrative action against UBS Securities relating to a student loan issuer, the New Hampshire Higher Education Loan Corp. (“NHHELCO”).  The complaint alleges fraudulent and unethical conduct in violation of New Hampshire state statues.  On April 14, 2010, UBS entered into a Consent Order resolving all of the Bureau’s claims.  UBS paid $750,000 to the Bureau for all costs associated with the Bureau’s investigation. UBS entered a separate civil settlement with NHHELCO and provided a total financial benefit of $20M to NHHELCO.

On April 29, 2010, the CFTC issued an order with respect to UBS Securities and levied a fine of $200,000. The Order stated that on February 6, 2009, UBS Securities’ employee broker aided and abetted UBS Securities’ customer’s concealment of material facts from the NYMEX in violation of Section 9(a)(4) of the CEA, 7 U.S.C. § 13(a)(4) (2006).  Pursuant to NYMEX Rules, a block trade must be reported to the NYMEX “within five minutes of the time of execution” consistent with the requirements of NYMEX Rule 6.21C(A)(6).  Although the block trade in question was executed earlier in the day, UBS Securities’ employee broker aided and abetted its customer’s concealment of facts when, in response to the customer’s request to delay reporting the trade until after the close of trading, UBS Securities’ employee did not report the trade until after the close.  Because the employee broker undertook his actions within the scope of his employment, pursuant to Section 2(a)(1)(B) of the CEA, 7 U.S.C. § 2(a)(1)(B) (2006), and SEC Regulation 1.2, 17 C.F.R. § 1.2 (2009), UBS Securities is liable for the employee broker’s aiding and abetting of its customer’s violation of Section 9(a)(4) of the CEA.  The fine has been paid and the matter is now closed.

UBS Securities will act only as clearing broker for US12OF and as such will be paid commissions for executing and clearing trades on behalf of US12OF.  UBS Securities has not passed upon the adequacy or accuracy of this annual report on Form 10-K.  UBS Securities neither will act in any supervisory capacity with respect to USCF nor participate in the management of USCF or US12OF.

UBS Securities is not affiliated with US12OF or USCF.  Therefore, US12OF does not believe that US12OF has any conflicts of interest with UBS Securities or their trading principals arising from their acting as US12OF’s futures commission merchant.

Currently, USCF does not employ commodity trading advisors for trading of US12OF contracts.  USCF currently does, however, employ a trading advisor for USCI, SummerHaven Investment Management, LLC (“SummerHaven”).  If, in the future, USCF does employ commodity trading advisors for US12OF, it will choose each advisor based on arm’s-length negotiations and will consider the advisor’s experience, fees, and reputation.

Fees of US12OF

Fees and Compensation Arrangements with USCF and Non-Affiliated Service Providers*

Service Provider	Compensation Paid by USCF
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

ALPS Distributors, Inc., Marketing Agent	0.06% on US12OF’s assets up to $3 billion and 0.04% on US12OF’s assets in excess of $3 billion.

*	USCF pays this compensation.
**
The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also will pay transaction charge fees to BBH&Co., ranging from $7.00 to $15.00 per transaction for the funds.

Compensation to USCF

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

****
Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. US12OF is responsible for its pro rata share of the assets held by US12OF and the Related Public Funds, other than USBO and USCI.

Expenses Paid by US12OF through December 31, 2010 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$1,853,841
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$66,104
Other Amounts Paid or Accrued*****:	$1,153,940
Total Expenses Paid or Accrued:	$3,073,885
Expenses Waived******:	$(108,246)
Total Expenses Paid or Accrued Including Expenses Waived:	$2,965,639

*****
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

******
USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of US12OF’s NAV, on an annualized basis through March 31, 2009, after which date such payments were no longer necessary.  USCF has no obligation to pay such expenses into subsequent periods.

Expenses Paid by US12OF through December 31, 2010 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.60% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.02% annualized
Other Amounts Paid or Accrued:	0.38% annualized
Total Expenses Paid or Accrued:	1.00% annualized
Expenses Waived:	(0.04)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	0.96% annualized

Other Fees.  US12OF also pays the fees and expenses associated with its tax accounting and reporting requirements with the exception of certain initial implementation service fees and base service fees which are paid by USCF.  These fees are estimated to be $260,000 for the fiscal year ended December 31, 2010.  In addition, US12OF is responsible for the fees and expenses, which may include director and officers’ liability insurance, of the independent directors of USCF in connection with their activities with respect to US12OF.  These director fees and expenses may be shared with USOF, USNG, UGA, USHO, USSO, US12NG and USBO.  These fees and expenses for 2010 were $1,107,140 and US12OF’s portion of such fees and expenses was $34,678.

Form of Units

Registered Form. Units are issued in registered form in accordance with the LP Agreement.  The Administrator has been appointed registrar and transfer agent for the purpose of transferring units in certificated form.  The Administrator keeps a record of all limited partners and holders of the units in certificated form in the registry (the “Register”).  USCF recognizes transfers of units in certificated form only if done in accordance with the LP Agreement.  The beneficial interests in such units are held in book-entry form through participants and/or accountholders in DTC.

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

Transfer/Application Requirements. All purchasers of US12OF’s units, and potentially any purchasers of units in the future, who wish to become limited partners or other record holders and receive cash distributions, if any, or have certain other rights, must deliver an executed transfer application in which the purchaser or transferee must certify that, among other things, he, she or it agrees to be bound by US12OF’s LP Agreement and is eligible to purchase US12OF’s securities.  Each purchaser of units must execute a transfer application and certification.  The obligation to provide the form of transfer application is imposed on the seller of units or, if a purchase of units is made through an exchange, the form may be obtained directly through US12OF.  Further, USCF may request each record holder to furnish certain information, including that record holder’s nationality, citizenship or other related status.  A record holder is a unitholder that is, or has applied to be, a limited partner.  An investor who is not a U.S. resident may not be eligible to become a record holder or one of US12OF’s limited partners if that investor’s ownership would subject US12OF to the risk of cancellation or forfeiture of any of US12OF’s assets under any federal, state or local law or regulation.  If the record holder fails to furnish the information or if USCF determines, on the basis of the information furnished by the holder in response to the request, that such holder is not qualified to become one of US12OF’s limited partners, USCF may be substituted as a holder for the record holder, who will then be treated as a non-citizen assignee, and US12OF will have the right to redeem those securities held by the record holder.

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

A person purchasing US12OF’s existing units, who does not execute a transfer application and certify that the purchaser is eligible to purchase those securities acquires no rights in those securities other than the right to resell those securities.  Whether or not a transfer application is received or the consent of USCF obtained, US12OF’s units are securities and are transferable according to the laws governing transfers of securities.

Any transfer of units will not be recorded by the transfer agent or recognized by USCF unless a completed transfer application is delivered to USCF or the Administrator.  When acquiring units, the transferee of such units that completes a transfer application will:

•	be an assignee until admitted as a substituted limited partner upon the consent and sole discretion of USCF and the recording of the assignment on the books and records of the partnership;

•	automatically request admission as a substituted limited partner;

•	agree to be bound by the terms and conditions of, and execute, US12OF’s LP Agreement;

•	represent that such transferee has the capacity and authority to enter into US12OF’s LP Agreement;

•	grant powers of attorney to US12OF’s General Partner and any liquidator of US12OF; and

•	make the consents and waivers contained in US12OF’s LP Agreement.

An assignee will become a limited partner in respect of the transferred units upon the consent of USCF as general partner of US12OF and the recordation of the name of the assignee on US12OF’s books and records.  Such consent may be withheld in the sole discretion of USCF as general partner of US12OF.

If consent of USCF is withheld, such transferee shall be an assignee.  An assignee shall have an interest in the partnership equivalent to that of a limited partner with respect to allocations and distributions, including, without limitation, liquidating distributions, of the partnership.  With respect to voting rights attributable to units that are held by assignees, USCF shall be deemed to be the limited partner with respect thereto and shall, in exercising the voting rights in respect of such units on any matter, vote such units at the written direction of the assignee who is the record holder of such units.  If no such written direction is received, such units will not be voted.  An assignee shall have no other rights of a limited partner.

Until a unit has been transferred on US12OF’s books, US12OF and the transfer agent may treat the record holder of the unit as the absolute owner for all purposes, except as otherwise required by law or stock exchange regulations.

Withdrawal of Limited Partners

As discussed in the LP Agreement, if USCF gives at least fifteen (15) days’ written notice to a limited partner, then USCF may for any reason, in its sole discretion, require any such limited partner to withdraw entirely from the partnership or to withdraw a portion of its partner capital account.  If USCF does not give at least fifteen (15) days’ written notice to a limited partner, then it may only require withdrawal of all or any portion of the capital account of any limited partner in the following circumstances: (i) the unitholder made a misrepresentation to USCF in connection with its purchase of units; or (ii) the limited partner’s ownership of units would result in the violation of any law or regulations applicable to the partnership or a partner. In these circumstances, USCF without notice may require the withdrawal at any time, or retroactively.  The limited partner thus designated shall withdraw from the partnership or withdraw that portion of its partner capital account specified, as the case may be, as of the close of business on such date as determined by USCF.  The limited partner thus designated shall be deemed to have withdrawn from the partnership or to have made a partial withdrawal from its partner capital account, as the case may be, without further action on the part of the limited partner and the provisions of the LP Agreement shall apply.

Calculating NAV

US12OF’s NAV is calculated by:

•	Taking the current market value of its total assets; and

•	Subtracting any liabilities.

BBH&Co., the Administrator, calculates the NAV of US12OF once each NYSE Arca trading day.  The NAV for a particular trading day is released after 4:00 p.m. New York time.  Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time.  The Administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts traded on the NYMEX, but calculates or determines the value of all other US12OF investments as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time in accordance with the current Administrative Agency Agreement among BBH&Co., US12OF and USCF, which is incorporated by reference into this annual report on Form 10-K.

In addition, in order to provide updated information relating to US12OF for use by investors and market professionals, the NYSE Arca calculates and disseminates throughout the core trading session on each trading day an updated indicative fund value.  The indicative fund value is calculated by using the prior day’s closing NAV per unit of US12OF as a base and updating that value throughout the trading day to reflect changes in the most recently reported trade price for the active light, sweet Oil Futures Contracts on the NYMEX.  The prices reported for those Oil Futures Contract months are adjusted based on the prior day’s spread differential between settlement values for the relevant contract and the spot month contract.  In the event that the spot month contract is also the Benchmark Oil Futures Contract, the last sale price for that contract is not adjusted.  The indicative fund value unit basis disseminated during NYSE Arca core trading session hours should not be viewed as an actual real time update of the NAV, because the NAV is calculated only once at the end of each trading day based upon the relevant end of day values of US12OF’s investments.

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

In addition, other Oil Futures Contracts, Other Oil Interests and Treasuries held by US12OF are valued by the Administrator, using rates and points received from client-approved third party vendors (such as Reuters and WM Company) and advisor quotes.  These investments are not included in the indicative value.  The indicative fund value is based on the prior day’s NAV and moves up and down solely according to changes in the Benchmark Oil Futures Contracts.

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

Authorized Purchasers are the only persons that may place orders to create and redeem baskets.  Authorized Purchasers must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants.  To become an Authorized Purchaser, a person must enter into an Authorized Purchaser Agreement with USCF on behalf of US12OF.  The Authorized Purchaser Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions.  The Authorized Purchaser Agreement and the related procedures attached thereto may be amended by US12OF, without the consent of any limited partner or unitholder or Authorized Purchaser.  Authorized Purchasers pay a transaction fee of $1,000 to US12OF for each order they place to create or redeem one or more baskets.  Authorized Purchasers who make deposits with US12OF in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either US12OF or USCF, and no such person will have any obligation or responsibility to USCF or US12OF to effect any sale or resale of units.  As of December 31, 2010, 9 Authorized Purchasers had entered into agreements with USCF on behalf of US12OF.  During the year ended December 31, 2010, US12OF issued 10 Creation Baskets and redeemed 9 Redemption Baskets.

Certain Authorized Purchasers are expected to have the facility to participate directly in the physical crude oil market and the crude oil futures market. In some cases, an Authorized Purchaser or its affiliates may from time to time acquire crude oil or sell crude oil and may profit in these instances.  USCF believes that the size and operation of the crude oil market make it unlikely that an Authorized Purchaser’s direct activities in the crude oil or securities markets will impact the price of crude oil, Oil Futures Contracts, or the price of the units.

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

Under the Authorized Purchaser Agreement, USCF has agreed to indemnify the Authorized Purchasers against certain liabilities, including liabilities under the Securities Act of 1933, as amended, and to contribute to the payments the Authorized Purchasers may be required to make in respect of those liabilities.

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

By placing a purchase order, an Authorized Purchaser agrees to deposit Treasuries, cash, or a combination of Treasuries and cash with US12OF, as described below.  Prior to the delivery of baskets for a purchase order, the Authorized Purchaser must also have wired to the Custodian the non-refundable transaction fee due for the purchase order. Authorized Purchasers may not withdraw a creation request.

Determination of Required Deposits

The total deposit required to create each basket (“Creation Basket Deposit”) is the amount of Treasuries and/or cash that is in the same proportion to the total assets of US12OF (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to purchase is accepted as the number of units to be created under the purchase order is in proportion to the total number of units outstanding on the date the order is received. USCF determines, directly in its sole discretion or in consultation with the Administrator, the requirements for Treasuries and the amount of cash, including the maximum permitted remaining maturity of a Treasury and proportions of Treasury and cash that may be included in deposits to create baskets.  The Marketing Agent will publish such requirements at the beginning of each business day.  The amount of cash deposit required is the difference between the aggregate market value of the Treasuries required to be included in a Creation Basket Deposit as of 4:00 p.m. New York time on the date the order to purchase is properly received and the total required deposit.

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

Rejection of Purchase Orders

USCF acting by itself or through the Marketing Agent may reject a purchase order or a Creation Basket Deposit if:

•	it determines that the investment alternative available to US12OF at that time will not enable it to meet its investment objective;

•	it determines that the purchase order or the Creation Basket Deposit is not in proper form;

•	it believes that the purchase order or the Creation Basket Deposit would have adverse tax consequences to US12OF or its unitholders;

•	the acceptance or receipt of the Creation Basket Deposit would, in the opinion of counsel to USCF, be unlawful; or

•	circumstances outside the control of USCF, Marketing Agent or Custodian make it, for all practical purposes, not feasible to process creations of baskets.

None of USCF, the Marketing Agent or the Custodian will be liable for the rejection of any purchase order or Creation Basket Deposit.

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

Determination of Redemption Distribution

The redemption distribution from US12OF consists of a transfer to the redeeming Authorized Purchaser of an amount of Treasuries and cash that is in the same proportion to the total assets of US12OF (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to redeem is properly received as the number of units to be redeemed under the redemption order is in proportion to the total number of units outstanding on the date the order is received.  USCF, directly or in consultation with the Administrator, determines the requirements for Treasuries and the amounts of cash, including the maximum permitted remaining maturity of a Treasury, and the proportions of Treasuries and cash that may be included in distributions to redeem baskets.  The Marketing Agent will publish such requirements as of 4:00 p.m. New York time on the redemption order date.

Delivery of Redemption Distribution

The redemption distribution due from US12OF will be delivered to the Authorized Purchaser by 3:00 p.m. New York time on the third business day following the redemption order date if, by 3:00 p.m. New York time on such third business day, US12OF’s DTC account has been credited with the baskets to be redeemed.  If US12OF’s DTC account has not been credited with all of the baskets to be redeemed by such time, the redemption distribution will be delivered to the extent of whole baskets received.  Any remainder of the redemption distribution will be delivered on the next business day to the extent of remaining whole baskets received if US12OF receives the fee applicable to the extension of the redemption distribution date which USCF may, from time to time, determine and the remaining baskets to be redeemed are credited to US12OF’s DTC account by 3:00 p.m. New York time on such next business day.  Any further outstanding amount of the redemption order shall be cancelled.  Pursuant to information from USCF, the Custodian will also be authorized to deliver the redemption distribution notwithstanding that the baskets to be redeemed are not credited to US12OF’s DTC account by 3:00 p.m. New York time on the third business day following the redemption order date if the Authorized Purchaser has collateralized its obligation to deliver the baskets through DTC’s book entry-system on such terms as USCF may from time to time determine.

Suspension or Rejection of Redemption Orders

USCF may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which the NYSE Arca or the NYMEX is closed other than customary weekend or holiday closings, or trading on the NYSE Arca or the NYMEX is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of Treasuries is not reasonably practicable, or (3) for such other period as USCF determines to be necessary for the protection of the limited partners.  For example, USCF may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of US12OF’s assets at an appropriate value to fund a redemption.  If USCF has difficulty liquidating its positions, e.g., because of a market disruption event in the futures markets, a suspension of trading by the exchange where the futures contracts are listed or an unanticipated delay in the liquidation of a position in an over-the-counter contract, it may be appropriate to suspend redemptions until such time as such circumstances are rectified.  None of USCF, the Marketing Agent, the Administrator, or the Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

Redemption orders must be made in whole baskets. USCF will reject a redemption order if the order is not in proper form as described in the Authorized Purchaser Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful.  USCF may also reject a redemption order if the number of units being redeemed would reduce the remaining outstanding units to 100,000 units (i.e., one basket) or less, unless USCF has reason to believe that the placer of the redemption order does in fact possess all the outstanding units and can deliver them.

Creation and Redemption Transaction Fee

To compensate US12OF for its expenses in connection with the creation and redemption of baskets, an Authorized Purchaser is required to pay a transaction fee to US12OF of $1,000 per order to create or redeem baskets.  An order may include multiple baskets.  The transaction fee may be reduced, increased or otherwise changed by USCF.  USCF shall notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until 30 days after the date of the notice.

Tax Responsibility

Authorized Purchasers are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of baskets, regardless of whether or not such tax or charge is imposed directly on the Authorized Purchaser, and agree to indemnify USCF and US12OF if they are required by law to pay any such tax, together with any applicable penalties, additions to tax or interest thereon.

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

As discussed above, Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions.  An Authorized Purchaser is under no obligation to create or redeem baskets, and an Authorized Purchaser is under no obligation to offer to the public units of any baskets it does create.  Authorized Purchasers that do offer to the public units from the baskets they create will do so at per-unit offering prices that are expected to reflect, among other factors, the trading price of the units on the NYSE Arca, the NAV of US12OF at the time the Authorized Purchaser purchased the Creation Baskets and the NAV of the units at the time of the offer of the units to the public, the supply of and demand for units at the time of sale, and the liquidity of the Oil Futures Contract market and the market for Other Oil Interests.  The prices of units offered by Authorized Purchasers are expected to fall between US12OF’s NAV and the trading price of the units on the NYSE Arca at the time of sale.  Units initially comprising the same basket but offered by Authorized Purchasers to the public at different times may have different offering prices.  An order for one or more baskets may be placed by an Authorized Purchaser on behalf of multiple clients.  Authorized Purchasers who make deposits with US12OF in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either US12OF or USCF, and no such person has any obligation or responsibility to USCF or US12OF to effect any sale or resale of units.  Units trade in the secondary market on the NYSE Arca.  Units may trade in the secondary market at prices that are lower or higher relative to their NAV per unit.  The amount of the discount or premium in the trading price relative to the NAV per unit may be influenced by various factors, including the number of investors who seek to purchase or sell units in the secondary market and the liquidity of the Oil Futures Contracts market and the market for Other Oil Interests.  While the units trade during the core trading session on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for Oil Futures Contracts and Other Oil Interests may be reduced after the close of the NYMEX at 2:30 p.m. New York time.  As a result, during this time, trading spreads, and the resulting premium or discount, on the units may widen.

Prior Performance of US12OF

US12OF’s units began trading on the American Stock Exchange (the “AMEX”) on December 6, 2007 and are offered on a continuous basis. As a result of the acquisition of the AMEX by NYSE Euronext, US12OF’s units commenced trading on the NYSE Arca on November 25, 2008.  As of December 31, 2010, the total amount of money raised by US12OF from Authorized Purchasers was $263,331,815; the total number of Authorized Purchasers was 9; the number of baskets purchased by Authorized Purchasers was 85; the number of baskets redeemed by Authorized Purchasers was 43; and the aggregate amount of units purchased was 8,500,000.  For more information on the performance of US12OF, see the Performance Tables below.

Since its initial offering of 11,000,000 units, US12OF has registered one subsequent offering of its units: 100,000,000 units which were registered with the SEC on March 31, 2009.  Units offered by US12OF in the subsequent offerings were sold by it for cash at the units’ NAV as described in the applicable prospectus. As of December 31, 2010, US12OF had issued 8,500,000 units, 4,200,000 of which were outstanding.  As of December 31, 2010, there were 102,500,000 units registered but not yet issued.

Since the commencement of the offering of US12OF units to the public on December 6, 2007 to December 31, 2010, the simple average daily change in its Benchmark Oil Futures Contracts was 0.010%, while the simple average daily change in the NAV of US12OF over the same time period was 0.010%.  The average daily difference was -0.0003% (or -0.03 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the average price of the Benchmark Oil Futures Contracts, the average error in daily tracking by the NAV was -0.169%, meaning that over this time period US12OF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Experience in Raising and Investing in US12OF through December 31, 2010

 PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$5,550,000,000
Dollar Amount Raised:	$263,331,815
Organizational and Offering Expenses**:
SEC registration fee:	$129,248
FINRA registration fee:	$151,000
Listing fee:	$5,000
Auditor’s fees and expenses:	$10,700
Legal fees and expenses:	$258,912
Printing expenses:	$44,402

Length of US12OF Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	Through March 31, 2009, a portion of these expenses were paid for by an affiliate of USCF in connection with the initial public offering. Following March 31, 2009, US12OF has recorded these expenses.

Compensation to USCF and Other Compensation US12OF:

Expenses paid by US12OF through December 31, 2010 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$1,853,841
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$66,104
Other Amounts Paid or Accrued*:	$1,153,940
Total Expenses Paid or Accrued:	$3,073,885
Expenses Waived**:	$(108,246)
Total Expenses Paid or Accrued Including Expenses Waived:	$2,965,639

*
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

**
USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of US12OF’s NAV, on an annualized basis through March 31, 2009, after which date such payments were no longer necessary. USCF has no obligation to pay such expenses into subsequent periods.

Expenses paid by US12OF through December 31, 2010 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.60% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.02% annualized
Other Amounts Paid or Accrued:	0.38% annualized
Total Expenses Paid or Accrued:	1.00% annualized
Expenses Waived:	(0.04)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	0.96% annualized

US12OF Performance:
Name of Commodity Pool:	US12OF
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	December 6, 2007
Aggregate Subscriptions (from inception through December 31, 2010):	$263,331,815
Total Net Assets as of December 31, 2010:	$180,203,262
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2010:	$42.91
Worst Monthly Percentage Draw-down:	October 2009 (29.59)%
Worst Peak-to-Valley Draw-down:	June 2008 – February 2009 (66.97)%
Number of Unitholders (as of December 31, 2010):	13,837

COMPOSITE PERFORMANCE DATA FOR US12OF

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2007		2008	2009	2010
January	–		(2.03)%	(7.11)%	(8.40)%
February	–		10.48%	(4.34)%	6.73%
March	–		(0.66)%	9.22%	4.16%
April	–		11.87%	(1.06)%	6.37%
May	–		15.47%	20.40%	(15.00)%
June	–		11.59%	4.51%	(1.00)%
July	–		(11.39)%	1.22%	4.16%
August	–		(6.35)%	(2.85)%	(5.92)%
September	–		(13.12)%	(0.92)%	7.02%
October	–		(29.59)%	8.48%	0.05%
November	–		(16.17)%	2.31%	1.86%
December	8.46	%**	(12.66)%	(1.10)%	9.10%
Annual Rate of Return	8.46	%**	(42.39)%	29.23%	6.29%

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

Prior Performance of the Related Public Funds

USCF is also currently the general partner of USOF, USNG, UGA, USHO, USSO, US12NG and USBO and the sponsor of USCI.  Each of USCF and the Related Public Funds is located in California.

USOF is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of USOF is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil traded on the NYMEX, less USOF’s expenses. USOF’s units began trading on April 10, 2006 and are offered on a continuous basis. USOF may invest in a mixture of listed crude oil futures contracts, other non-listed oil related investments, Treasuries, cash and cash equivalents.  As of December 31, 2010, the total amount of money raised by USOF from its authorized purchasers was $27,304,449,711; the total number of authorized purchasers of USOF was 21; the number of baskets purchased by authorized purchasers of USOF was 5,608; the number of baskets redeemed by authorized purchasers of USOF was 5,149; and the aggregate amount of units purchased was 560,800,000. USOF employs an investment strategy in its operations that is similar to the investment strategy of US12OF, except that its benchmark is the near month contract to expire for light, sweet crude oil delivered to Cushing, Oklahoma.

Since the commencement of the offering of USOF units to the public on April 10, 2006 to December 31, 2010, the simple average daily change in its Benchmark Oil Futures Contract was -0.018%, while the simple average daily change in the NAV of USOF over the same time period was -0.014%.  The average daily difference was -0.004% (or -0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the NAV was 1.04%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

USNG is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of USNG is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana as measured by the changes in the price of the futures contract for natural gas traded on the NYMEX, less USNG’s expenses.  USNG’s units began trading on April 18, 2007 and are offered on a continuous basis. USNG may invest in a mixture of listed natural gas futures contracts, other non-listed natural gas related investments, Treasuries, cash and cash equivalents.  As of December 31, 2010, the total amount of money raised by USNG from its authorized purchasers was $12,418,966,355; the total number of authorized purchasers of USNG was 16; the number of baskets purchased by authorized purchasers of USNG was 8,894; the number of baskets redeemed by authorized purchasers of USNG was 4,448; and the aggregate amount of units purchased was 889,400,000.  USNG employs an investment strategy in its operations that is similar to the investment strategy of US12OF, except that its benchmark is the near month contract for natural gas delivered at the Henry Hub, Louisiana.

Since the commencement of the offering of USNG units to the public on April 18, 2007 to December 31, 2010, the simple average daily change in its benchmark futures contract was -0.1771%, while the simple average daily change in the NAV of USNG over the same time period was -0.1766%.  The average daily difference was 0.0005% (or 0.05 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the benchmark futures contract, the average error in daily tracking by the NAV was 0.022%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

UGA is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of UGA is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms in the spot price of unleaded gasoline for delivery to the New York harbor, as measured by the changes in the price of the futures contract on gasoline traded on the NYMEX, less UGA’s expenses.  UGA’s units began trading on February 26, 2008 and are offered on a continuous basis. UGA may invest in a mixture of listed gasoline futures contracts, other non-listed gasoline related investments, Treasuries, cash and cash equivalents.    As of December 31, 2010, the total amount of money raised by UGA from its authorized purchasers was $166,768,788; the total number of authorized purchasers of UGA was 10; the number of baskets purchased by authorized purchasers of UGA was 53; the number of baskets redeemed by authorized purchasers of UGA was 37; and the aggregate amount of units purchased was 5,300,000.  UGA employs an investment strategy in its operations that is similar to the investment strategy of US12OF, except that its benchmark is the near month contract for unleaded gasoline delivered to the New York harbor.

Since the commencement of the offering of UGA units to the public on February 26, 2008 to December 31, 2010, the simple average daily change in its benchmark futures contract was 0.019%, while the simple average daily change in the NAV of UGA over the same time period was 0.017%.  The average daily difference was -0.002% (or -0.2 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the benchmark futures contract, the average error in daily tracking by the NAV was -0.472%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

USHO is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of USHO is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of heating oil for delivery to the New York harbor, as measured by the changes in the price of the futures contract on heating oil traded on the NYMEX, less USHO’s expenses.  USHO’s units began trading on April 9, 2008 and are offered on a continuous basis.  USHO may invest in a mixture of listed heating oil futures contracts, other non-listed heating oil-related investments, Treasuries, cash and cash equivalents.  As of December 31, 2010, the total amount of money raised by USHO from its authorized purchasers was $30,496,989; the total number of authorized purchasers of USHO was 10; the number of baskets purchased by authorized purchasers of USHO was 9; the number of baskets redeemed by authorized purchasers of USHO was 5; and the aggregate amount of units purchased was 900,000. USHO employs an investment strategy in its operations that is similar to the investment strategy of US12OF, except that its benchmark is the near month contract for heating oil delivered to the New York harbor.

Since the commencement of the offering of USHO units to the public on April 9, 2008 to December 31, 2010, the simple average daily change in its benchmark futures contract was -0.042%, while the simple average daily change in the NAV of USHO over the same time period was -0.043%.  The average daily difference was -0.001% (or -0. 1 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the benchmark futures contract, the average error in daily tracking by the NAV was -0.671%, meaning that over this time period USHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

USSO is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of USSO is for the changes in percentage terms of its units’ NAV to inversely reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma as measured by the changes in the price of the futures contract for light, sweet crude oil traded on the NYMEX, less USSO’s expenses.  USSO’s units began trading on September 24, 2009 and are offered on a continuous basis.  USSO may invest in short positions in listed crude oil futures contracts, other non-listed oil related investments, Treasuries, cash and cash equivalents.  As of December 31, 2010, the total amount of money raised by USSO from its authorized purchasers was $36,929,471; the total number of authorized purchasers of USSO was 11; the number of baskets purchased by authorized purchasers of USSO was 8; the number of baskets redeemed by authorized purchasers of USSO was 6; and the aggregate amount of units purchased was 800,000. USSO employs an investment strategy in its operations that is similar to the investment strategy of US12OF, except that its benchmark is the inverse of the near month contract for light, sweet crude oil delivered to Cushing, Oklahoma.

Since the commencement of the offering of USSO units to the public on September 24, 2009 to December 31, 2010, the inverse of the simple average daily change in its benchmark futures contract was 0.047%, while the simple average daily change in the NAV of USSO over the same time period was -0.051%.  The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the inverse of the daily movement of the benchmark futures contract, the average error in daily tracking by the NAV was -1.562%, meaning that over this time period USSO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

US12NG is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of US12NG is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts on natural gas traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, less US12NG’s expenses. US12NG’s units began trading on November 18, 2009 and are offered on a continuous basis.  US12NG may invest in a mixture of listed natural gas futures contracts, other non-listed natural gas related investments, Treasuries, cash and cash equivalents.  As of December 31, 2010, the total amount of money raised by US12NG from its authorized purchasers was $71,441,409; the total number of authorized purchasers of US12NG was 6; the number of baskets purchased by authorized purchasers of US12NG was 15; the number of baskets redeemed by authorized purchasers of US12NG was 6; and the aggregate amount of units purchased was 1,600,000.  US12NG employs an investment strategy in its operations that is similar to the investment strategy of US12OF, except that its benchmark is the average of the prices of the near month contract to expire and the following eleven months contracts for natural gas delivered at the Henry Hub, Louisiana.

Since the commencement of the offering of US12NG units to the public on November 18, 2009 to December 31, 2010, the simple average daily change in the average price of its benchmark futures contracts was -0.103%, while the simple average daily change in the NAV of US12NG over the same time period was -0.107%.  The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the average price of the benchmark futures contracts, the average error in daily tracking by the NAV was -0.531%, meaning that over this time period US12NG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

USBO is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of USBO is for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the spot price of Brent crude oil as measured by the changes in the price of the futures contract for Brent crude oil traded on the ICE Futures, less USBO’s expenses.  USBO’s units began trading on June 2, 2010 and are offered on a continuous basis.  USBO may invest in a mixture of listed oil futures contracts, other non-listed oil related investments, Treasuries, cash and cash equivalents.  As of December 31, 2010, the total amount of money raised by USBO from its authorized purchasers was $10,000,000; the total number of authorized purchasers of USBO was 5; the number of baskets purchased by authorized purchasers of USBO was 2; the number of baskets redeemed by authorized purchasers of USBO was 0; and the aggregate amount of units purchased was 200,000.  USBO employs an investment strategy in its operations that is similar to the investment strategy of US12OF, except that its benchmark is the near month contract for Brent crude oil.

Since the commencement of the offering of USBO units to the public on June 2, 2010 to December 31, 2010, the simple average daily change in its benchmark futures contract was 0.172%, while the simple average daily change in the NAV of USBO over the same time period was 0.168%.  The average daily difference was -0.004% (or -0.4 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the benchmark futures contract, the average error in daily tracking by the NAV was -1.526%, meaning that over this time period USBO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

USCI is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of USCI is for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the Commodity Index, less USCI’s expenses.  USCI’s units began trading on August 10, 2010 and are offered on a continuous basis.  USCI may invest in a mixture of listed futures contracts, other non-listed related investments, Treasuries, cash and cash equivalents.  As of December 31, 2010, the total amount of money raised by USCI from its authorized purchasers was $97,618,317; the total number of authorized purchasers of USCI was 5; the number of baskets purchased by authorized purchasers of USCI was 17; the number of baskets redeemed by authorized purchasers of USCI was 1; and the aggregate amount of units purchased was 1,700,020.

Since the commencement of the offering of USCI units to the public on August 10, 2010 to December 31, 2010, the simple average daily change in the Commodity Index was 0.259%, while the simple average daily change in the NAV of USCI over the same time period was 0.256%.  The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the Commodity Index, the average error in daily tracking by the NAV was 1.420%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

USCF has filed a registration statement for three other exchange-traded security funds, USMI, USAI and USCUI, each of which is a series of the Trust.  The investment objective of USMI will be for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the Metals Index, less USMI’s expenses.  The investment objective of USAI will be for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the Agriculture Index, less USAI’s expenses.  The investment objective of USCUI will be for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the Copper Index, less USCUI’s expenses.

There are significant differences between investing in US12OF and the Related Public Funds and investing directly in the futures market.  USCF’s results with US12OF and the Related Public Funds may not be representative of results that may be experienced with a fund directly investing in futures contracts or other managed funds investing in futures contracts.  Moreover, given the different investment objectives of US12OF and the Related Public Funds, the performance of US12OF may not be representative of results that may be experienced by the other Related Public Funds. For more information on the performance of the Related Public Funds, see the Performance Tables below.

USOF:

Experience in Raising and Investing in USOF through December 31, 2010

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$71,257,630,000
Dollar Amount Raised:	$27,304,449,711
Organizational and Offering Expenses**:
SEC registration fee:	$2,480,174
FINRA registration fee:	$603,500
Listing fee:	$5,000
Auditor’s fees and expenses:	$10,350
Legal fees and expenses:	$140,107
Printing expenses:	$14,011

Length of USOF Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	Through December 31, 2006, these expenses were paid for by an affiliate of USCF in connection with the initial public offering. Following December 31, 2006, USOF has recorded these expenses.

Compensation to USCF and Other Compensation USOF:

Expenses paid by USOF through December 31, 2010 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$29,475,681
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$9,088,209
Other Amounts Paid or Accrued*:	$10,827,341
Total Expenses Paid or Accrued:	$49,391,231

*
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees and prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Expenses Paid by USOF through December 31, 2010 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.46% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.14% annualized
Other Amounts Paid or Accrued:	0.17% annualized
Total Expenses Paid or Accrued:	0.77% annualized

USOF Performance:
Name of Commodity Pool:	USOF
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	April 10, 2006
Aggregate Subscriptions (from inception through December 31, 2010):	$27,304,449,711
Total Net Assets as of December 31, 2010:	$1,788,607,572
Initial NAV per Unit as of Inception:	$67.39
NAV per Unit as of December 31, 2010:	$38.97
Worst Monthly Percentage Draw-down:	October 2008 (31.57)%
Worst Peak-to-Valley Draw-down:	June 2008 – February 2009 (75.84)%
Number of Unitholders (as of December 31, 2010):	176,111

COMPOSITE PERFORMANCE DATA FOR USOF

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2006		2007	2008	2009	2010
January	–		(6.55)%	(4.00)%	(14.60)%	(8.78)%
February	–		5.63%	11.03%	(6.55)%	8.62%
March	–		4.61%	0.63%	7.23%	4.61%
April	3.47	%**	(4.26)%	12.38%	(2.38)%	2.04%
May	(2.91)%		(4.91)%	12.80%	26.69%	(17.96)%
June	3.16%		9.06%	9.90%	4.16%	0.47%
July	(0.50)%		10.57%	(11.72)%	(2.30)%	3.57%
August	(6.97)%		(4.95)%	(6.75)%	(1.98)%	(9.47)%
September	(11.72)%		12.11%	(12.97)%	0.25%	8.97%
October	(8.45)%		16.98%	(31.57)%	8.43%	0.89%
November	4.73%		(4.82)%	(20.65)%	(0.51)%	2.53%
December	(5.21)%		8.67%	(22.16)%	(0.03)%	8.01%
Annual Rate of Return	(23.03	)%**	46.17%	(54.75)%	14.14%	(0.49)%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from April 10, 2006.

For a definition of draw-down, please see text below “Composite Performance Data for US12OF”.

USNG:

Experience in Raising and Investing in USNG through December 31, 2010

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$24,056,500,000
Dollar Amount Raised:	$12,418,966,355
Organizational and Offering Expenses**:
SEC registration fee:	$1,361,084
FINRA registration fee:	$377,500
Listing fee:	$5,000
Auditor’s fees and expenses:	$10,350
Legal fees and expenses:	$95,965
Printing expenses:	$15,375

Length of USNG Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	Through April 18, 2007, these expenses were paid for by USCF. Following April 18, 2007, USNG has recorded these expenses.

Compensation to USCF and Other Compensation USNG:

Expenses paid by USNG through December 31, 2010 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$35,869,980
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$18,860,213
Other Amounts Paid or Accrued*:	$11,590,888
Total Expenses Paid or Accrued:	$66,321,081

*
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Expenses paid by USNG through December 31, 2010 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.54% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.29% annualized
Other Amounts Paid or Accrued:	0.17% annualized
Total Expenses Paid or Accrued:	1.00% annualized

USNG Performance:
Name of Commodity Pool:	USNG
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	April 18, 2007
Aggregate Subscriptions (from inception through December 31, 2010):	$12,418,966,355
Total Net Assets as of December 31, 2010:	$2,667,356,837
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2010:	$6.00
Worst Monthly Percentage Draw-down:	July 2008 (32.13)%
Worst Peak-to-Valley Draw-down:	June 2008 – November 2010 (90.84)%
Number of Unitholders (as of December 31, 2010):	393,887

COMPOSITE PERFORMANCE DATA FOR USNG

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2007		2008	2009	2010
January	–		8.87%	(21.49)%	(7.65)%
February	–		15.87%	(5.47)%	(6.02)%
March	–		6.90%	(11.81)%	(21.05)%
April	4.30	%**	6.42%	(13.92)%	(0.87)%
May	(0.84)%		6.53%	10.37%	8.19%
June	(15.90)%		13.29%	(4.63)%	5.14%
July	(9.68)%		(32.13)%	(8.70)%	6.43%
August	(13.37)%		(13.92)%	(27.14)%	(22.95)%
September	12.28%		(9.67)%	26.03%	(3.13)%
October	12.09%		(12.34)%	(13.31)%	(5.83)%
November	(16.16)%		(6.31)%	(11.86)%	(1.37)%
December	0.75%		(14.32)%	13.91%	4.53%
Annual Rate of Return	(27.64	)%**	(35.68)%	(56.73)%	(40.42)%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from April 18, 2007.

For a definition of draw-down, please see text below “Composite Performance Data for US12OF”.

UGA:

Experience in Raising and Investing in UGA through December 31, 2010

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$3,431,000,000
Dollar Amount Raised:	$166,768,788
Organizational and Offering Expenses**:
SEC registration fee:	$184,224
FINRA registration fee:	$151,000
Listing fee:	$5,000
Auditor’s fees and expenses:	$2,500
Legal fees and expenses:	$192,407
Printing expenses:	$44,881

Length of UGA Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	Through August 31, 2009, initial offering costs and a portion of ongoing expenses were paid for by USCF. Following August 31, 2009, UGA has recorded these expenses.

Compensation to USCF and Other Compensation UGA:

Expenses paid by UGA through December 31, 2010 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$905,511
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$158,051
Other Amounts Paid or Accrued*:	$949,661
Total Expenses Paid or Accrued:	$2,013,223
Expenses Waived**:	$(649,587)
Total Expenses Paid or Accrued Including Expenses Waived:	$1,363,636

*
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

**
USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least June 30, 2011.  USCF has no obligation to continue such payments into subsequent periods.

Expenses paid by UGA through December 31, 2010 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.60% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.10% annualized
Other Amounts Paid or Accrued:	0.63% annualized
Total Expenses Paid or Accrued:	1.33% annualized
Expenses Waived:	(0.43)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	0.90% annualized

UGA Performance:
Name of Commodity Pool:	UGA
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	February 26, 2008
Aggregate Subscriptions (from inception through December 31, 2010):	$166,768,788
Total Net Assets as of December 31, 2010:	$67,294,584
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2010:	$42.06
Worst Monthly Percentage Draw-down:	October 2008 (38.48%)
Worst Peak-to-Valley Draw-down:	June 2008 – December 2008 (69.02%)
Number of Unitholders (as of December 31, 2010):	23,115

COMPOSITE PERFORMANCE DATA FOR UGA

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2008		2009	2010
January	–		16.23%	(7.47)%
February	(0.56	)% **	0.26%	7.33%
March	(2.39)%		2.59%	5.42%
April	10.94%		2.07%	3.15%
May	15.60%		30.41%	(15.54)%
June	4.80%		1.65%	1.93%
July	(12.79)%		6.24%	2.95%
August	(3.88)%		(3.71)%	(10.42)%
September	(9.36)%		(3.38)%	9.45%
October	(38.48)%		10.96%	2.19%
November	(21.35)%		1.00%	8.19%
December	(15.72)%		0.55%	11.33%
Annual Rate of Return	(59.58	)%**	80.16%	15.52%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from February 26, 2008.

For a definition of draw-down, please see text below “Composite Performance Data for US12OF”.

USHO:

Experience in Raising and Investing in USHO through December 31, 2010

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$1,940,500,000
Dollar Amount Raised:	$30,496,989
Organizational and Offering Expenses**:
SEC registration fee:	$142,234
FINRA registration fee:	$151,000
Listing fee:	$5,000
Auditor’s fees and expenses:	$2,500
Legal fees and expenses:	$127,303
Printing expenses:	$31,751

Length of USHO Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	Through August 31, 2009, initial offering costs and a portion of ongoing expenses were paid for by USCF. Following August 31, 2009, USHO has recorded these expenses.

Compensation to USCF and Other Compensation USHO:

Expenses paid by USHO through December 31, 2010 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$176,441
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$28,368
Other Amounts Paid or Accrued*:	$540,646
Total Expenses Paid or Accrued:	$745,455
Expenses Waived**:	$(482,193)
Total Expenses Paid or Accrued Including Expenses Waived:	$263,262

*
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

**
USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of USHO’s NAV, on an annualized basis, through at least June 30, 2011.  USCF has no obligation to continue such payments into subsequent periods.

Expenses paid by USHO through December 31, 2010 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.60% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.10% annualized
Other Amounts Paid or Accrued:	1.84% annualized
Total Expenses Paid or Accrued:	2.54% annualized
Expenses Waived:	(1.64)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	0.90% annualized

USHO Performance:
Name of Commodity Pool:	USHO
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	April 9, 2008
Aggregate Subscriptions (from inception through December 31, 2010):	$30,496,989
Total Net Assets as of December 31, 2010:	$11,928,209
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2010:	$29.82
Worst Monthly Percentage Draw-down:	October 2008 (28.63)%
Worst Peak-to-Valley Draw-down:	June 2008 – February 2009 (69.17)%
Number of Unitholders (as of December 31, 2010):	2,539

COMPOSITE PERFORMANCE DATA FOR USHO

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2008		2009	2010
January	–		0.05%	(10.17)%
February	–		(11.34)%	5.78%
March	–		6.73%	6.42%
April	2.84	%**	(3.85)%	5.13%
May	15.93%		23.13%	(14.14)%
June	5.91%		4.55%	(0.40)%
July	(12.18)%		0.39%	2.48%
August	(8.41)%		(2.71)%	(5.88)%
September	(9.77)%		(0.48)%	12.75%
October	(28.63)%		7.60%	(2.20)%
November	(18.38)%		0.19%	2.97%
December	(17.80)%		2.23%	8.75%
Annual Rate of Return	(56.12	)%**	25.52%	8.28%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from April 9, 2008.

For a definition of draw-down, please see text below “Composite Performance Data for US12OF”.

USSO:

Experience in Raising and Investing in USSO through December 31, 2010

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$1,250,000,000
Dollar Amount Raised:	$36,929,471
Organizational and Offering Expenses**:
SEC registration fee:	$49,125
FINRA registration fee:	$55,000
Listing fee:	$5,000
Auditor’s fees and expenses:	$0
Legal fees and expenses:	$408,355
Printing expenses:	$23,945

Length of USSO Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	These expenses were paid for by USCF.

Compensation to USCF and Other Compensation USSO:

Expenses paid by USSO through December 31, 2010 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$117,825
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$26,926
Other Amounts Paid or Accrued*:	$419,289
Total Expenses Paid or Accrued:	$564,040
Expenses Waived**:	$(381,891)
Total Expenses Paid or Accrued Including Expenses Waived:	$182,149

*
Includes expenses relating to legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

**
USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of USSO’s NAV, on an annualized basis, through at least June 30, 2011.  USCF has no obligation to continue such payments into subsequent periods.

Expenses paid by USSO through December 31, 2010 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.60% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.14% annualized
Other Amounts Paid or Accrued:	2.14% annualized
Total Expenses Paid or Accrued:	2.88% annualized
Expenses Waived:	(1.95)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	0.93% annualized

USSO Performance:
Name of Commodity Pool:	USSO
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	September 24, 2009
Aggregate Subscriptions (from inception through December 31, 2010):	$36,929,471
Total Net Assets as of December 31, 2010:	$8,083,801
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2010:	$40.42
Worst Monthly Percentage Draw-down:	February 2010 (8.94)%
Worst Peak-to-Valley Draw-down:	August 2010 – December 2010 (19.79)%
Number of Unitholders (as of December 31, 2010):	1,389

COMPOSITE PERFORMANCE DATA FOR USSO

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2009		2010
January	–		9.05%
February	–		(8.94)%
March	–		(4.92)%
April	–		(2.50)%
May	–		20.18%
June	–		(1.42)%
July	–		(4.17)%
August	–		9.61%
September	(2.90	)%**	(8.75)%
October	(8.65)%		(1.59)%
November	(0.25)%		(3.18)%
December	(0.57)%		(7.74)%
Annual Rate of Return	(12.02	)%**	(8.12)%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from September 24, 2009.

For a definition of draw-down, please see text below “Composite Performance Data for US12OF”.

US12NG:

Experience in Raising and Investing in US12NG through December 31, 2010

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$1,500,000,000
Dollar Amount Raised:	$71,441,409
Organizational and Offering Expenses**:
SEC registration fee:	$80,910
FINRA registration fee:	$70,000
Listing fee:	$5,000
Auditor’s fees and expenses:	$2,500
Legal fees and expenses:	$202,011
Printing expenses:	$31,588

Length of US12NG Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	These expenses were paid for by USCF.

Compensation to USCF and Other Compensation US12NG:

Expenses paid by US12NG through December 31, 2010 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$265,512
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$22,153
Other Amounts Paid or Accrued*:	$362,628
Total Expenses Paid or Accrued:	$650,293
Expenses Waived**:	$(288,366)
Total Expenses Paid or Accrued Including Expenses Waived:	$361,927

*
Includes expenses relating to legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

**
USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least June 30, 2011. USCF has no obligation to continue such payments into subsequent periods.

Expenses paid by US12NG through December 31, 2010 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.69% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.06% annualized
Other Amounts Paid or Accrued:	0.95% annualized
Total Expenses Paid or Accrued:	1.70% annualized
Expenses Waived:	(0.75)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	0.95% annualized

US12NG Performance:
Name of Commodity Pool:	US12NG
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	November 18, 2009
Aggregate Subscriptions (from inception through December 31, 2010):	$71,441,409
Total Net Assets as of December 31, 2010:	$35,022,013
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2010:	$35.02
Worst Monthly Percentage Draw-down:	March 2010 (15.47)%
Worst Peak-to-Valley Draw-down:	December 2009 – November 2010 (37.86)%
Number of Unitholders (as of December 31, 2010):	4,575

COMPOSITE PERFORMANCE DATA FOR US12NG

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2009		2010
January	-		(5.93)%
February	-		(5.18)%
March	-		(15.47)%
April	-		0.07%
May	-		3.11%
June	-		1.27%
July	-		(0.05)%
August	-		(13.53)%
September	-		(6.23)%
October	-		(1.78)%
November	(0.02	)%**	(0.92)%
December	7.56%		4.82%
Annual Rate of Return	7.54	%**	(34.87)%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from November 18, 2009.

For a definition of draw-down, please see text below “Composite Performance Data for U12OF”.

USBO:

Experience in Raising and Investing in USBO through December 31, 2010

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$2,500,000,000
Dollar Amount Raised:	$10,000,000
Organizational and Offering Expenses**:
SEC registration fee:	$139,500
FINRA registration fee:	$75,500
Listing fee:	$5,000
Auditor’s fees and expenses:	$2,500
Legal fees and expenses:	$268,670
Printing expenses:	$39,072

Length of USBO Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	These expenses were paid for by USCF.

Compensation to USCF and Other Compensation USBO:

Expenses paid by USBO through December 31, 2010 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$47,800
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$5,718
Other Amounts Paid or Accrued*:	$123,325
Total Expenses Paid or Accrued:	$176,843
Expenses Waived**:	$(113,715)
Total Expenses Paid or Accrued Including Expenses Waived:	$63,128

*
Includes expenses relating to legal fees, auditing fees, printing expenses, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

**
USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through at least June 30, 2011.  USCF has no obligation to continue such payments into subsequent periods.

Expenses paid by USBO through December 31, 2010 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.75% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.09% annualized
Other Amounts Paid or Accrued:	1.93% annualized
Total Expenses Paid or Accrued:	2.77% annualized
Expenses Waived:	(1.78)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	0.99% annualized

USBO Performance:
Name of Commodity Pool:	USBO
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	June 2, 2010
Aggregate Subscriptions (from inception through December 31, 2010):	$10,000,000
Total Net Assets as of December 31, 2010:	$12,615,031
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2010:	$63.08
Worst Monthly Percentage Draw-down:	August 2010 (4.84)%
Worst Peak-to-Valley Draw-down:	July 2010 – August 2010 (4.84)%
Number of Unitholders (as of December 31, 2010):	141

COMPOSITE PERFORMANCE DATA FOR USBO

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Rates of return*
Month	2010
January	-
February	-
March	-
April	-
May	-
June	1.94%**
July	3.83%
August	(4.84)%
September	9.79%
October	0.61%
November	3.00%
December	10.09%
Annual Rate of Return	26.16%**

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from June 2, 2010.

For a definition of draw-down, please see text below “Composite Performance Data for US12OF”.

USCI:

Experience in Raising and Investing in USCI through December 31, 2010

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$2,500,000,000
Dollar Amount Raised:	$97,618,317
Organizational and Offering Expenses**:
SEC registration fee:	$178,247
FINRA registration fee:	$75,500
Listing fee:	$5,000
Auditor’s fees and expenses:	$2,500
Legal fees and expenses:	$625,066
Printing expenses:	$50,395

Length of USCI Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	These expenses were paid for by USCF.

Compensation to USCF and Other Compensation USCI:

Expenses paid by USCI through December 31, 2010 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$148,421
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$23,632
Other Amounts Paid or Accrued*:	$74,831
Total Expenses Paid or Accrued:	$246,884
Expenses Waived**:	$(51,397)
Total Expenses Paid or Accrued Including Expenses Waived:	$195,487

*	Includes expenses relating to legal fees, auditing fees, printing expenses, tax reporting fees and miscellaneous expenses.
**
USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through at least March 31, 2011.  USCF has no obligation to continue such payments into subsequent periods.

Expenses paid by USCI through December 31, 2010 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.95% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.15% annualized
Other Amounts Paid or Accrued:	0.48% annualized
Total Expenses Paid or Accrued:	1.58% annualized
Expenses Waived:	(0.33)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	1.25% annualized

USCI Performance:
Name of Commodity Pool:	USCI
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	August 10, 2010
Aggregate Subscriptions (from inception through December 31, 2010):	$97,618,317
Total Net Assets as of December 31, 2010:	$102,992,334
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2010:	$64.37
Worst Monthly Percentage Draw-down:	August 2010 (0.04)%
Worst Peak-to-Valley Draw-down:	Inception - August 2010 (0.04)%
Number of Unitholders (as of December 31, 2010):	5,456

COMPOSITE PERFORMANCE DATA FOR USCI

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2010
January	-
February	-
March	-
April	-
May	-
June	-
July	-
August	(0.02	)%**
September	8.36%
October	6.31%
November	0.76%
December	10.93%
Annual Rate of Return	28.74	%**

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from August 10, 2010.

For a definition of draw-down, please see text below “Composite Performance Data for US12OF”.

Other Related Commodity Trading and Investment Management Experience
Ameristock Corporation is an affiliate of USCF through common control.  Ameristock Corporation is a California-based registered investment advisor registered under the Investment Advisers Act of 1940, as amended, that has been sponsoring and providing portfolio management services to mutual funds since 1995.  Ameristock Corporation is the investment adviser to the Ameristock Mutual Fund, Inc., a mutual fund registered under the Investment Company Act of 1940, as amended (the “1940 Act”), that focuses on large cap U.S. equities that has $201,394,335 in assets as of December 31, 2010.  Ameristock Corporation was also the investment advisor to the Ameristock ETF Trust, an open-end management investment company registered under the 1940 Act that consisted of five separate investment portfolios, each of which sought investment results, before fees and expenses, that corresponded generally to the price and yield performance of a particular U.S. Treasury securities index owned and compiled by Ryan Holdings LLC and Ryan ALM, Inc.  The Ameristock ETF Trust liquidated each of its investment portfolios as of June 20, 2008, and has wound up its affairs effective September 21, 2009.

Investments

USCF applies substantially all of US12OF’s assets toward trading in Oil Futures Contracts and Other Oil Interests and investments in Treasuries, cash and/or cash equivalents. USCF has sole authority to determine the percentage of assets that are:

•	held on deposit with the futures commission merchant or other custodian,

•	used for other investments, and

•	held in bank accounts to pay current obligations and as reserves.

USCF deposits substantially all of US12OF’s net assets with the Custodian or other custodian for trading.  When US12OF purchases an Oil Futures Contract and certain exchange traded Other Oil Interests, US12OF is required to deposit with the selling futures commission merchant on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under oil interests at maturity.  This deposit is known as “margin.”  US12OF invests the remainder of its assets equal to the difference between the margin deposited and the market value of the Oil Futures Contracts or Other Oil Interests in Treasuries, cash and/or cash equivalents.

US12OF’s assets are held in segregated accounts pursuant to the CEA and CFTC regulations.  USCF believes that all entities that hold or trade US12OF’s assets are based in the United States and are subject to United States regulations.

Approximately 10% to 20% of US12OF’s assets have normally been committed as margin for Oil Futures Contracts. However, from time to time, the percentage of assets committed as margin may be substantially more, or less, than such range.  USCF invests the balance of US12OF’s assets not invested in oil interests or held in margin as reserves to be available for changes in margin.  All income is used for US12OF’s benefit.

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

The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States.  Under the Dodd-Frank Act and otherwise, there is a possibility of future regulatory changes within the United States altering, perhaps to a material extent, the nature of an investment in US12OF or the ability of US12OF to continue to implement its investment strategy.  In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the energy markets and the need to regulate the derivatives markets in general.  The effect of any future regulatory change on US12OF is impossible to predict, but could be substantial and adverse.

In the wake of the economic crisis of 2008 and 2009, the Administration, federal regulators and Congress are revisiting the regulation of the financial sector, including the securities and commodities markets.  These efforts are anticipated to result in significant changes in the regulation of these markets.

The Dodd-Frank Act includes provisions altering the regulation of commodity interests.  Provisions in the new law include the requirement that position limits be established on a wide range of commodity interests including energy-based and other commodity futures contracts, certain cleared commodity swaps and certain over-the-counter commodity contracts; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most swap transactions that are currently entered into in the over-the-counter market.  Additionally, the new law requires the aggregation, for purposes of position limits, of all positions in commodity futures and certain commodity swaps held by a single entity and its affiliates, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter swaps.  The CFTC, along with the SEC and other federal regulators, has been tasked with developing the rules and regulations enacting the provisions noted above.  The new law and the rules that are currently being and are expected to be promulgated thereunder may negatively impact US12OF’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties.  In particular, new position limits imposed on US12OF or its counterparties may impact US12OF’s ability to invest in a manner that most efficiently meets its investment objective and new requirements, including capital and mandatory clearing, may increase the cost of US12OF’s investments and doing business.  For a more detailed discussion of the position limits to be imposed by the CFTC and the potential impacts thereof on US12OF, please see “Item 1. Business – What are Futures Contracts?” in this annual report on Form 10-K.

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

The forward markets provide what has typically been a highly liquid market for foreign exchange trading, and in certain cases the prices quoted for foreign exchange forward contracts may be more favorable than the prices for foreign exchange futures contracts traded on U.S. exchanges.  To date, the forward markets have been largely unregulated, forward contracts have been executed bilaterally and, in general, forward contracts have not been cleared or guaranteed by a third party.  Commercial banks participating in trading foreign exchange forward contracts often have not required margin deposits, but have relied upon internal credit limitations and their judgments regarding the creditworthiness of their counterparties.  In recent years, however, many over-the-counter market participants in foreign exchange trading have begun to require that their counterparties post margin.

Forward contracts may be treated differently under the Dodd-Frank Act.  The Dodd-Frank Act requires that certain swap transactions be executed on organized exchanges or “swap execution facilities” and be cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivatives clearing organizations”).  However, not all forward contracts will be subject to regulation as “swaps” under the Dodd-Frank Act.  Those forward contracts that will not be regulated as “swaps,” which include physically-settled non-financial commodity forward contracts, will also not be subject to the Dodd-Frank Act’s execution and clearing requirements.  With respect to foreign exchange forward contracts, the Dodd-Frank Act contemplates that such contracts may be regulated as swaps but gives the Secretary of the United States Department of Treasury (“Treasury”) the authority to exempt them from certain regulation under the CEA, including mandatory clearing and margin requirements.  To date, the Secretary of Treasury has not made any final determinations on this issue.  Absent a clearing facility (whether because of regulatory requirements or otherwise), US12OF’s trading in foreign exchange and other forward contracts is exposed to the creditworthiness of the counterparties on the other side of the trade.

The organized exchanges and swap execution facilities on which swaps may be traded, the regulation and criteria for such trading and the regulation and criteria for clearing organizations are more fully described below under “Futures Exchanges and Clearing Organizations.”

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

Swap Contracts

Swap transactions generally involve contracts between two parties to exchange a stream of payments computed by reference to a notional amount and the price of the asset that is the subject of the swap.  Swap contracts are principally traded off-exchange, although certain swap contracts are also being traded in electronic trading facilities and cleared through clearing organizations.

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

Some swap transactions are cleared through central counterparties.  These transactions, known as cleared swaps, involve two counterparties first agreeing to the terms of a swap transaction, then submitting the transaction to a clearing house that acts as the central counterparty.  Once accepted by the clearing house, the original swap transaction is novated and the central counterparty becomes the counterparty to a trade with each of the original parties based upon the trade terms determined in the original transaction.  In this manner each individual swap counterparty reduces its risk of loss due to counterparty nonperformance because the clearing house acts as the counterparty to each transaction.

The Dodd-Frank Act contains many provisions, which, once rules and regulations are implemented, would impact swap transactions.  At this time, it is unclear exactly what types of transactions will be regulated as swaps because the CFTC has not implemented regulations with respect to the definition of “swap.”  The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through clearing organizations, but it is also currently unknown which swaps will be subject to such trading and clearing requirements.  If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines.  Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or another regulator, as prescribed by the Dodd-Frank Act.  At this time, the CFTC has not promulgated final regulations to determine which entities will be regulated as “swap dealers” and “major swap participants” and thus have to comply with these capital and margin requirements (as well as a multitude of other requirements under the Dodd-Frank Act).  In general, increased regulation of, and the imposition of additional costs on, swap transactions could have an adverse effect on USCF by, for example, reducing the size of and therefore liquidity in the derivatives market, increasing transaction costs and decreasing the ability to customize derivative transactions.

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

As required under the Dodd-Frank Act, the CFTC has recently issued several proposed rules pertaining to clearing organizations (referred to in the Dodd-Frank Act as “derivatives clearing organizations”) to address the clearing organization application process, recordkeeping and reporting obligations for clearing organizations, and implement the following six core principles for clearing organizations:  participant and product eligibility, risk management, settlement procedures, treatment of funds, default rules and procedures and system safeguards.  The proposed rules require the clearing organizations to establish margin methodologies and require that margin be based on trades at the individual customer level as opposed to the clearing member level.  The proposed rules also require the clearing organization to report end-of-day positions at the customer level, as opposed to the clearing member level.  To date, the CFTC has not implemented any final rules or regulations pertaining to the application process, recordkeeping and reporting, core principles, margin or any other requirements for clearing organizations.

U.S. Futures Exchanges

Futures exchanges in the United States are subject to varying degrees of regulation by the CFTC based on their designation as one of the following: a designated contract market, a derivatives transaction execution facility, an exempt board of trade or an electronic trading facility.

A designated contract market is the most highly regulated level of futures exchange.  Designated contract markets may offer products to retail customers on an unrestricted basis.  To be designated as a contract market, the exchange must demonstrate that it satisfies specified general criteria for designation, such as having the ability to prevent market manipulation, rules and procedures to ensure fair and equitable trading, position limits, dispute resolution procedures, minimization of conflicts of interest and protection of market participants.  Among the principal designated contract markets in the United States are the Chicago Board of Trade, the Chicago Mercantile Exchange and the NYMEX.  Each of the designated contract markets in the United States must provide for the clearance and settlement of transactions with a CFTC-registered clearing organization.

A derivatives transaction execution facility (a “DTEF”) is a type of exchange that is subject to fewer regulatory requirements than a designated contract market but is subject to both commodity interest and participant limitations. DTEFs limit access to eligible traders that qualify as either eligible contract participants or eligible commercial entities for futures and option contracts on commodities that have a nearly inexhaustible deliverable supply, are highly unlikely to be susceptible to the threat of manipulation, or have no cash market, security futures products, and futures and option contracts on commodities that the CFTC may determine, on a case-by-case basis, are highly unlikely to be susceptible to the threat of manipulation. In addition, certain commodity interests excluded or exempt from the CEA, such as swaps, etc. may be traded on a DTEF. There is no requirement that a DTEF use a clearing organization, except with respect to trading in security futures contracts, in which case the clearing organization must be a securities clearing agency.  However, if futures contracts and options on futures contracts on a DTEF are cleared, then it must be through a CFTC-registered clearing organization, except that some excluded or exempt commodities traded on a DTEF may be cleared through a clearing organization other than one registered with the CFTC.

An exempt board of trade is also a designated form of exchange.  An exempt board of trade is substantially unregulated, subject only to CFTC anti-fraud and anti-manipulation authority.  An exempt board of trade is permitted to trade futures contracts and options on futures contracts provided that the underlying commodity is not a security or securities index and has an inexhaustible deliverable supply or no cash market.  All traders on an exempt board of trade must qualify as eligible contract participants.  Contracts deemed eligible to be traded on an exempt board of trade include contracts on interest rates, exchange rates, currencies, credit risks or measures, debt instruments, measures of inflation, or other macroeconomic indices or measures.  There is no requirement that an exempt board of trade use a clearing organization.  However, if contracts on an exempt board of trade are cleared, then it must be through a CFTC-registered clearing organization. A board of trade electing to operate as an exempt board of trade must file a written notification with the CFTC.

An electronic trading facility is a form of trading platform that operates by means of an electronic or telecommunications network and maintains an automated audit trail of bids, offers, and the matching of orders or the execution of transactions on the electronic trading facility.  The CEA does not apply to, and the CFTC has no jurisdiction over, transactions on an electronic trading facility in certain excluded commodities that are entered into between principals that qualify as eligible contract participants, subject only to CFTC anti-fraud and anti-manipulation authority.  In general, excluded commodities include interest rates, currencies, securities, securities indices or other financial, economic or commercial indices or measures.

USCF intends to monitor the development of and opportunities and risks presented by the less-regulated exchanges and exempt boards as well as other trading platforms currently in place or that are being considered by regulators and may, in the future, allocate a percentage of US12OF’s assets to trading in products on these exchanges.  Provided US12OF maintains assets exceeding $5 million, US12OF would qualify as an eligible contract participant and thus would be able to trade on such exchanges.

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

Accountability Levels and Position Limits

The CFTC and U.S. designated contract markets have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than a hedger, which US12OF is not) may hold, own or control.  Among the purposes of accountability levels and position limits is to prevent a corner or squeeze on a market or undue influence on prices by any single trader or group of traders.  The position limits currently established by the CFTC apply to certain agricultural commodity interests, such as grains (oats, barley, and flaxseed), soybeans, corn, wheat, cotton, eggs, rye, and potatoes, but not to interests in energy products. In addition, U.S. exchanges may set accountability levels and position limits for all commodity interests traded on that exchange.  For example, the current accountability level for investments at any one time in Oil Futures Contracts for light, sweet crude oil (including investments in the Benchmark Oil Futures Contract) on the NYMEX is 10,000 contracts for one month and 20,000 contracts for all months.  The NYMEX also imposes position limits on contracts held in the last few days of trading in the near month contract to expire. The ICE Futures has recently adopted similar accountability levels and position limits for certain of its Oil Futures Contracts that are traded on the ICE Futures and settled against the price of a contract listed for trading on a U.S. designated contract market such as the NYMEX. Certain exchanges or clearing organizations also set limits on the total net positions that may be held by a clearing broker.  In general, no position limits are in effect in forward or other over-the-counter contract trading or in trading on non-U.S. futures exchanges, although the principals with which US12OF and the clearing brokers may trade in such markets may impose such limits as a matter of credit policy.  For purposes of determining accountability levels and position limits, US12OF’s commodity interest positions will not be attributable to investors in their own commodity interest trading.

The Dodd-Frank Act requires the CFTC to promulgate rules establishing position limits for futures and option contracts on commodities as well as for swaps that are economically equivalent to futures or options.  Currently, the exchanges impose position limits and accountability levels for certain commodity futures and options, but the CFTC does not impose such limits.

On January 13, 2011, the CFTC proposed new rules, which if implemented in their proposed form, would establish position limits and limit formulas for certain physical commodity futures including Oil Futures Contracts and options on Oil Futures Contracts, executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts.  The CFTC has also proposed aggregate position limits that would apply across different trading venues to contracts based on the same underlying commodity.  At this time, it is unknown precisely when such position limits would take effect.  The CFTC’s position limits for futures contracts held during the last few days of trading in the near month contract to expire, which, under the CFTC’s proposed rule would be substantially similar to the position limits currently set by the exchanges, could take effect as early as March 2011.  Based on the CFTC’s current proposal, other position limits would not take effect until March 2012 or later.  The effect of this future regulatory change on US12OF is impossible to predict, but it could be substantial and adverse.

Daily Price Limits

Currently, most U.S. futures exchanges (but generally not non-U.S. exchanges) may limit the amount of fluctuation in some futures contract or options on a futures contract prices during a single trading day by regulations.  These regulations specify what are referred to as daily price fluctuation limits or, more commonly, daily limits.  The daily limits establish the maximum amount that the price of a futures or options on a futures contract may vary either up or down from the previous day’s settlement price.  Once the daily limit has been reached in a particular futures or options on a futures contract, no trades may be made at a price beyond the limit.  Positions in the futures or options contract may then be taken or liquidated, if at all, only at inordinate expense or if traders are willing to effect trades at or within the limit during the period for trading on such day. Because the daily limit rule governs price movement only for a particular trading day, it does not limit losses and may in fact substantially increase losses because it may prevent the liquidation of unfavorable positions.  Futures contract prices have occasionally moved to the daily limit for several consecutive trading days, thus preventing prompt liquidation of positions and subjecting the trader to substantial losses for those days.  The concept of daily price limits is not relevant to over-the-counter contracts, including forwards and swaps, and thus such limits are not imposed by banks and others who deal in those markets.

In contrast, the NYMEX does not impose daily limits but rather limits the amount of price fluctuation for light sweet crude oil futures contracts.  For example, the NYMEX imposes a $10.00 per barrel ($10,000 per contract) price fluctuation limit for the Benchmark Oil Futures Contract.  This limit is initially based off the previous trading day’s settlement price.  If any Benchmark Oil Futures Contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes it begins at the point where the limit was imposed and the limit is reset to be $10.00 per barrel in either direction of that point.  If another halt were triggered, the market would continue to be expanded by $10.00 per barrel in either direction after each successive five-minute trading halt.  There is no maximum price fluctuation limit during any one trading session.

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

The CFTC possesses exclusive jurisdiction to regulate the activities of CPOs and commodity trading advisors and has adopted regulations with respect to the activities of those persons and/or entities.  Under the CEA, a registered CPO, such as USCF, is required to make annual filings with the CFTC describing its organization, capital structure, management and controlling persons.  In addition, the CEA authorizes the CFTC to require and review books and records of, and documents prepared by, registered CPOs.  Pursuant to this authority, the CFTC requires CPOs to keep accurate, current and orderly records for each pool that they operate.  The CFTC may suspend the registration of a CPO (1) if the CFTC finds that the operator’s trading practices tend to disrupt orderly market conditions, (2) if any controlling person of the operator is subject to an order of the CFTC denying such person trading privileges on any exchange, and (3) in certain other circumstances.  Suspension, restriction or termination of USCF’s registration as a CPO would prevent it, until that registration were to be reinstated, from managing US12OF, and might result in the termination of US12OF.  US12OF itself is not required to be registered with the CFTC in any capacity.

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

Pursuant to authority in the CEA, the NFA has been formed and registered with the CFTC as a registered futures association. At the present time, the NFA is the only self-regulatory organization for commodity interest professionals, other than futures exchanges. The CFTC has delegated to the NFA responsibility for the registration of commodity trading advisors, CPOs, futures commission merchants, introducing brokers, and their respective associated persons and floor brokers. USCF, each trading advisor, the selling agents and the clearing brokers are members of the NFA. As such, they are subject to NFA standards relating to fair trade practices, financial condition and consumer protection. US12OF itself is not required to become a member of the NFA.  As the self-regulatory body of the commodity interest industry, the NFA promulgates rules governing the conduct of professionals and disciplines those professionals that do not comply with these rules. The NFA also arbitrates disputes between members and their customers and conducts registration and fitness screening of applicants for membership and audits of its existing members.

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

The Dodd-Frank Act requires the CFTC and SEC to establish “both initial and variation margin requirements on all swaps that are not cleared by a registered clearing organization” (i.e., uncleared swaps).  In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian.  At this time, the CFTC has proposed a rule addressing this statutory right of certain market participants but has not implemented any rules on this issue and has not implemented any regulations regarding the margin requirements for uncleared swaps.

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

Intellectual Property

USCF owns trademark registrations for UNITED STATES 12 MONTH OIL FUND (U.S. Reg. No. 3600671) for “investment services in the field of oil futures contracts and other oil related investments,” in use since December 6, 2007, and UNITED STATES 12 MONTH OIL FUND, LP (and Oil Rig Design)(U.S. Reg. No. 3638982) for “investment services in the field of oil futures contracts and other oil related investments,” in use since December 6, 2007.  US12OF relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors.  So long as US12OF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations, it will continue to have indefinite protection for these trademarks under current laws, rules and regulations.  USCF has been granted a patent (U.S. Patent No. 7,739,186) and is pursuing a patent application for systems and methods for an exchange traded fund (ETF) that tracks the price of one or more commodities.

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

US12OF is subject to the risks and hazards of the crude oil industry because it invests in oil interests.  The risks and hazards that are inherent in the crude oil industry may cause the price of crude oil to widely fluctuate.  If the changes in percentage terms of US12OF’s units accurately track the changes in percentage terms of the average price of the Benchmark Oil Futures Contracts or the spot price of crude oil, then the price of its units may also fluctuate.  The exploration and production of crude oil are uncertain processes with many risks.  The cost of drilling, completing and operating wells for crude oil is often uncertain, and a number of factors can delay or prevent drilling operations or production of crude oil, including:

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

In the past, a supply disruption in one area of the world was softened by the ability of major oil-producing nations such as Saudi Arabia to increase output to make up the difference.  Now, much of that spare reserve capacity has been absorbed by increased demand.  The current global economic downturn, however, has led to a decrease in the demand for oil that lasted through 2009 and a corresponding increase in spare capacities.  According to the United States Government’s Energy Information Administration, global oil demand is expected to rise by 1.47 million barrels a day in 2011, to a total global consumption of 86.65 million barrels per day, up from 85.18 million barrels per day in 2010.

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

Changes in US12OF’s NAV may not correlate with changes in the average of the prices of the Benchmark Oil Futures Contracts. If this were to occur, investors may not be able to effectively use US12OF as a way to hedge against crude oil-related losses or as a way to indirectly invest in crude oil.

USCF endeavors to invest US12OF’s assets as fully as possible in short-term Oil Futures Contracts and Other Oil Interests so that the changes in percentage terms of the NAV closely correlate with the changes in percentage terms in the average of the prices of the Benchmark Oil Futures Contracts.  However, changes in US12OF’s NAV may not correlate with the changes in the average of the prices of the Benchmark Oil Futures Contracts for several reasons as set forth below:

•
US12OF (i) may not be able to buy/sell the exact amount of Oil Futures Contracts and Other Oil Interests to have a perfect correlation with NAV; (ii) may not always be able to buy and sell Oil Futures Contracts or Other Oil Interests at the market price; (iii) may not experience a perfect correlation between the spot price of light, sweet crude oil and the underlying investments in Oil Futures Contracts, Other Oil Interests and Treasuries, cash and/or cash equivalents; and (iv) is required to pay fees, including brokerage fees and  the management fee, which will have an effect on the correlation.

•
Short-term supply and demand for light, sweet crude oil may cause the changes in the market price of the Benchmark Oil Futures Contracts to vary from the changes in US12OF’s NAV if US12OF has fully invested in Oil Futures Contracts that do not reflect such supply and demand and it is unable to replace such contracts with Oil Futures Contracts that do reflect such supply and demand. In addition, there are also technical differences between the two markets, e.g., one is a physical market while the other is a futures market traded on exchanges, that may cause variations between the spot price of crude oil and the prices of related futures contracts.

•
US12OF sells and buys only as many Oil Futures Contracts and Other Oil Interests that it can to get the changes in percentage terms of the NAV as close as possible to the changes in percentage terms in the average of the prices of the Benchmark Oil Futures Contracts. The remainder of its assets are invested in Treasuries, cash and/or cash equivalents and are used to satisfy initial margin and additional margin requirements, if any, and to otherwise support its investments in oil interests. Investments in Treasuries, cash and/or cash equivalents, both directly and as margin, provide rates of return that vary from changes in the value of the spot price of light, sweet crude oil and the average of the prices of the Benchmark Oil Futures Contracts.

•
In addition, because US12OF incurs certain expenses in connection with its investment activities, and holds most of its assets in more liquid short-term securities for margin and other liquidity purposes and for redemptions that may be necessary on an ongoing basis, USCF is generally not able to fully invest US12OF’s assets in Oil Futures Contracts or Other Oil Interests and there cannot be perfect correlation between changes in US12OF’s NAV and changes in the average of the prices of the Benchmark Oil Futures Contracts.

•
As US12OF grows, there may be more or less correlation. For example, if US12OF only has enough money to buy three Benchmark Oil Futures Contracts and it needs to buy four contracts to track the price of oil then the correlation will be lower, but if it buys 20,000 Benchmark Oil Futures Contracts and it needs to buy 20,001 contracts then the correlation will be higher.  At certain asset levels, US12OF may be limited in its ability to purchase the Benchmark Oil Futures Contracts or other Oil Futures Contracts due to accountability levels imposed by the relevant exchanges.  To the extent that US12OF invests in these other Oil Futures Contracts or Other Oil Interests, the correlation with the Benchmark Oil Futures Contracts may be lower.  If US12OF is required to invest in other Oil Futures Contracts and Other Oil Interests that are less correlated with the Benchmark Oil Futures Contracts, US12OF would likely invest in over-the-counter contracts to increase the level of correlation of US12OF’s assets. Over-the-counter contracts entail certain risks described below under “Over-the-Counter Contract Risk.”

•
US12OF will invest in equal amounts of each of the Benchmark Oil Futures Contracts. Certain months of these futures contracts may have less liquidity and availability than other months of these future contracts. The inability to purchase and hold the Benchmark Oil Futures Contracts in equal amounts may cause less correlation between the units’ NAV and the average of the prices of the Benchmark Oil Futures Contracts.

•
US12OF may not be able to buy the exact number of Oil Futures Contracts and Other Oil Interests to have a perfect correlation with the Benchmark Oil Futures Contracts if the purchase price of Oil Futures Contracts required to be fully invested in such contracts is higher than the proceeds received for the sale of a Creation Basket on the day the basket was sold. In such case, US12OF could not invest the entire proceeds from the purchase of the Creation Basket in such futures contracts (for example, assume US12OF receives $4,000,000 for the sale of a Creation Basket and assume that the average of the prices of the Oil Futures Contracts for light, sweet crude oil that reflects the prices of the Benchmark Oil Futures Contracts is $46.00, then US12OF could only invest in Oil Futures Contracts with an aggregate value of $3,956,600). US12OF would be required to invest a percentage of the proceeds in cash, Treasuries or other liquid securities to be deposited as margin with the futures commission merchant through which the contracts were purchased.  The remainder of the purchase price for the Creation Basket would remain invested in Treasuries, cash and/or cash equivalents or other liquid securities as determined by USCF from time to time based on factors such as potential calls for margin or anticipated redemptions. If the trading market for Oil Futures Contracts is suspended or closed, US12OF may not be able to purchase these investments at the last reported price for such investments.

•
US12OF may make use of “mini” contracts as a way of investing a dollar amount in contracts that may more closely match the dollar amount of net assets of the fund. However, even the use of mini contracts does not completely eliminate the risk that US12OF will not be able to buy or sell the exact number of Oil Futures Contracts necessary. In addition, there is a risk that because of the size and relative liquidity of such contracts when compared to standard size Oil Futures Contracts such as the Benchmark Oil Futures Contracts, the price of a smaller contract for a particular month may not equate to the Benchmark Oil Futures Contract for the same month, which could cause the change in US12OF’s per unit price and NAV to vary from changes in the average price of the Benchmark Oil Futures Contracts.

If changes in US12OF’s NAV do not correlate with changes in the average of the prices of the Benchmark Oil Futures Contracts, then investing in US12OF may not be an effective way to hedge against oil-related losses or indirectly invest in oil.

The Benchmark Oil Futures Contracts may not correlate with the spot price of light, sweet crude oil and this could cause changes in the price of the units to substantially vary from the changes in the spot price of light, sweet crude oil. If this were to occur, then investors may not be able to effectively use US12OF as a way to hedge against crude oil-related losses or as a way to indirectly invest in crude oil.

When using the Benchmark Oil Futures Contracts as a strategy to track the spot price of light, sweet crude oil, at best the correlation between changes in prices of such oil interests and the spot price of crude oil can be only approximate. The degree of imperfection of correlation depends upon circumstances such as variations in the speculative oil market, supply of and demand for such oil interests and technical influences in oil futures trading.  If there is a weak correlation between the oil interests and the spot price of light, sweet crude oil, then the price of units may not accurately track the spot price of light, sweet crude oil and investors may not be able to effectively use US12OF as a way to hedge the risk of losses in their oil-related transactions or as a way to indirectly invest in crude oil.

US12OF may experience a loss if it is required to sell Treasuries at a price lower than the price at which they were acquired.

The value of Treasuries generally moves inversely with movements in interest rates. If US12OF is required to sell Treasuries at a price lower than the price at which they were acquired, US12OF will experience a loss.  This loss may adversely impact the price of the units and may decrease the correlation between the price of the units, the prices of the Benchmark Oil Futures Contracts and Other Oil Interests, and the spot price of light, sweet crude oil.

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

Unexpected market illiquidity may cause major losses to investors at any time or from time to time.  In addition, US12OF has not and does not intend at this time to establish a credit facility, which would provide an additional source of liquidity and instead relies only on the Treasuries, cash and/or cash equivalents that it holds.  The anticipated large value of the positions in Oil Futures Contracts that USCF will acquire or enter into for US12OF increases the risk of illiquidity. The Other Oil Interests that US12OF invests in, such as negotiated over-the-counter contracts, may have a greater likelihood of being illiquid since they are contracts between two parties that take into account not only market risk, but also the relative credit, tax, and settlement risks under such contracts.  Such contracts also have limited transferability that results from such risks and from the contract’s express limitations.

Because both Oil Futures Contracts and Other Oil Interests may be illiquid, US12OF’s oil interests may be more difficult to liquidate at favorable prices in periods of illiquid markets and losses may be incurred during the period in which positions are being liquidated.

If the nature of hedgers and speculators in futures markets has shifted such that crude oil purchasers are the predominant hedgers in the market, US12OF might have to reinvest at higher futures prices or choose Other Oil Interests.

The changing nature of the hedgers and speculators in the crude oil market influences whether futures prices are above or below the expected future spot price. In order to induce speculators to take the corresponding long side of the same futures contract, crude oil producers must generally be willing to sell futures contracts at prices that are below expected future spot prices.  Conversely, if the predominant hedgers in the futures market are the purchasers of the crude oil who purchase futures contracts to hedge against a rise in prices, then speculators will only take the short side of the futures contract if the futures price is greater than the expected future spot price of crude oil.  This can have significant implications for US12OF when it is time to reinvest the proceeds from a maturing Oil Futures Contract into a new Oil Futures Contract.

While US12OF does not intend to take physical delivery of oil under its Oil Futures Contracts, physical delivery under such contracts impacts the value of the contracts.

While it is not the current intention of US12OF to take physical delivery of crude oil under any of its Oil Futures Contracts, futures contracts are not required to be cash-settled and it is possible to take delivery under some of these contracts.  Storage costs associated with purchasing crude oil could result in costs and other liabilities that could impact the value of Oil Futures Contracts or Other Oil Interests.  Storage costs include the time value of money invested in crude oil as a physical commodity plus the actual costs of storing the crude oil less any benefits from ownership of crude oil that are not obtained by the holder of a futures contract. In general, Oil Futures Contracts have a one-month delay for contract delivery and the back month (the back month is any future delivery month other than the spot month) includes storage costs. To the extent that these storage costs change for crude oil while US12OF holds Oil Futures Contracts or Other Oil Interests, the value of the Oil Futures Contracts or Other Oil Interests, and therefore US12OF’s NAV, may change as well. Because it holds Oil Futures Contracts that will mature up to 13 months later than the spot or current month, US12OF’s NAV will be impacted more from the changes in storage costs than would the NAV of a fund that holds more current futures contracts.

The price relationship between the near month contract and the other monthly contracts that compose the Benchmark Oil Futures Contracts will vary and may impact both the total return over time of US12OF’s NAV, as well as the degree to which its total return tracks other crude oil price indices’ total returns.

The Benchmark Oil Futures Contracts consist of the near month contract to expire and the contracts for the following 11 months, except during the last two weeks of the current month when the near month contract is sold and replaced by the futures contract for the thirteenth month following the current month. In the event of a crude oil futures market where near month contracts trade at a higher price than the price of contracts that expire later in time, a situation described as “backwardation” in the futures market, then absent the impact of the overall movement in crude oil prices the value of the benchmark contract would tend to rise as it approaches expiration. As a result, the total return of the Benchmark Oil Futures Contract would tend to track higher.  Conversely, in the event of a crude oil futures market where near month contracts trade at a lower price than the price of contracts that expire later in time, a situation described as “contango” in the futures market, then absent the impact of the overall movement in crude oil prices the value of the benchmark contract would tend to decline as it approaches expiration.  As a result the total return of the Benchmark Oil Futures Contract would tend to track lower.  When compared to total return of other price indices, such as the spot price of crude oil, the impact of backwardation and contango may lead the total return of US12OF’s NAV to vary significantly. In the event of a prolonged period of contango, and absent the impact of rising or falling oil prices, this could have a significant negative impact on US12OF’s NAV and total return. Furthermore, a portfolio that consists of twelve different monthly contracts, ranging in a “strip” from the first month to the twelfth month, will be impacted differently by contango and backwardation than a portfolio that consists of just the first month contract.

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

Brokerage firms or other market participants that make a secondary market in the units of US12OF may do so by simultaneously hedging their positions by being long, or short, the same Oil Futures Contracts that US12OF holds in its portfolio. The cost to brokerage firms or other market participants in putting on and taking off these hedges is one of the factors that determine the size of the bid/ask spread they quote on a security such as US12OF.  Because US12OF will typically hold as many as 12 different futures contracts at any one time, the brokerage firms or other market participants will also find themselves having to trade a number of different contracts as well.  The cost of trading a large number of different contracts may be greater than the cost of trading the same dollar amount using just one contract. As a result, the bid/ask spread for US12OF may be wider than the bid/ask spread for an exchange traded security investing in a fewer number of futures contracts at any given time.  The wider bid/ask spread may negatively impact an investor’s investment returns in US12OF.

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

The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States.  Under the Dodd-Frank Act and otherwise, there is a possibility of future regulatory changes within the United States altering, perhaps to a material extent, the nature of an investment in US12OF or the ability of US12OF to continue to implement its investment strategy.  In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the energy markets and the need to regulate the derivatives markets in general.  The effect of any future regulatory change on US12OF is impossible to predict, but could be substantial and adverse.

In the wake of the economic crisis of 2008 and 2009, the Administration, federal regulators and Congress are revisiting the regulation of the financial sector, including securities and commodities markets.  These efforts are anticipated to result in significant changes in the regulation of these markets.

The Dodd-Frank Act includes provisions altering the regulation of commodity interests.  Provisions in the new law include the requirement that position limits be established on a wide range of commodity interests including energy-based and other commodity futures contracts, certain cleared commodity swaps and certain over-the-counter commodity contracts; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most swap transactions that are currently entered into in the over-the-counter market.  Additionally, the new law requires the aggregation, for purposes of position limits, of all positions in commodity futures and certain commodity swaps held by a single entity and its affiliates, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter swaps.  The CFTC, along with the SEC and other federal regulators, has been tasked with developing the rules and regulations enacting the provisions noted above.  The new law and the rules that are currently being and are expected to be promulgated thereunder may negatively impact US12OF’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties.  In particular, new position limits imposed on US12OF or its counterparties may impact US12OF’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of US12OF’s investments and doing business, which could adversely affect US12OF’s investors.  For a more detailed discussion of the position limits to be imposed by the CFTC and the potential impacts thereof on US12OF, please see “Item 1. Business – What are Futures Contracts?” in this annual report on Form 10-K.

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

In addition, using an investment in US12OF as a hedge for changes in energy costs (e.g., investing in crude oil, heating oil, gasoline, natural gas or other fuels, or electricity) may not correlate because changes in the spot price of crude oil may vary from changes in energy costs because the changes in the spot price of crude oil may not be at the same rate as changes in the price of other energy products, and, in any case, the spot price of crude oil does not reflect the refining, transportation, and other costs that may impact the hedger’s energy costs.

An investment in US12OF may provide little or no diversification benefits. Thus, in a declining market, US12OF may have no gains to offset losses from other investments, and an investor may suffer losses on an investment in US12OF while incurring losses with respect to other asset classes.

Historically, Oil Futures Contracts and Other Oil Interests have generally been non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is a low statistically valid relationship between the performance of futures and other commodity interest transactions, on the one hand, and stocks or bonds, on the other hand. However, there can be no assurance that such non-correlation will continue during future periods. If, contrary to historic patterns, US12OF’s performance were to move in the same general direction as the financial markets, investors will obtain little or no diversification benefits from an investment in the units.  In such a case, US12OF may have no gains to offset losses from other investments, and investors may suffer losses on their investment in US12OF at the same time they incur losses with respect to other investments.

Variables such as drought, floods, weather, embargoes, tariffs and other political events may have a larger impact on crude oil prices and crude oil-linked instruments, including Oil Futures Contracts and Other Oil Interests, than on traditional securities.  These additional variables may create additional investment risks that subject US12OF’s investments to greater volatility than investments in traditional securities.

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

USCF is leanly staffed and relies heavily on key personnel to manage trading activities.

In managing and directing the day-to-day activities and affairs of US12OF, USCF relies heavily on Messrs. Howard Mah and John Hyland.  If Messrs. Mah or Hyland were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of US12OF. Furthermore, Messrs. Mah and Hyland are currently involved in the management of the Related Public Funds, and USCF has filed a registration statement for three other exchange traded security funds, USMI, USAI and USCUI. Mr. Mah is also employed by Ameristock Corporation, a registered investment adviser that manages a public mutual fund. It is estimated that Mr. Mah will spend approximately 90% of his time on US12OF and Related Public Fund matters.  Mr. Hyland will spend approximately 100% of his time on US12OF and Related Public Fund matters. To the extent that USCF establishes additional funds, even greater demands will be placed on Messrs. Mah and Hyland, as well as the other officers of USCF and its Board.

Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause a tracking error, which could cause the price of units to substantially vary from the average of the prices of the Benchmark Oil Futures Contracts and prevent investors from being able to effectively use US12OF as a way to hedge against crude oil-related losses or as a way to indirectly invest in crude oil.

U.S. designated contract markets such as the NYMEX have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by US12OF is not) may hold, own or control. For example, the current accountability level for investments at any one time in the Benchmark Oil Futures Contract is 20,000. While this is not a fixed ceiling, it is a threshold above which the NYMEX may exercise greater scrutiny and control over an investor, including limiting an investor to holding no more than 20,000 Benchmark Oil Futures Contracts. With regard to position limits, the NYMEX limits an investor from holding more than 3,000 net futures in the last 3 days of trading in the near month contract to expire.

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

For example, the NYMEX imposes a $10.00 per barrel ($10,000 per contract) price fluctuation limit for the Benchmark Oil Futures Contracts. This limit is initially based off of the previous trading day’s settlement price.  If any Benchmark Oil Futures Contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes it begins at the point where the limit was imposed and the limit is reset to be $10.00 per barrel in either direction of that point. If another halt were triggered, the market would continue to be expanded by $10.00 per barrel in either direction after each successive five-minute trading halt.  There is no maximum price fluctuation limit during any one trading session.

Currently, U.S. futures exchanges, including the NYMEX, do not implement fixed position limits for futures contracts held outside of the last few days of trading in the near month contract to expire.  However, the Dodd-Frank Act requires the CFTC to promulgate rules establishing position limits for futures and options contracts on commodities as well as for swaps that are economically equivalent to futures or options.  On January 13, 2011, the CFTC proposed new rules, which if implemented in their proposed form, would establish position limits and limit formulas for certain physical commodity futures including Oil Futures Contracts and options on Oil Futures Contracts, executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts.  The CFTC has also proposed aggregate position limits that would apply across different trading venues to contracts based on the same underlying commodity.  At this time, it is unknown precisely when such position limits would take effect.  The CFTC set position limits for futures contracts held during the last few days of trading in the near month contract to expire, which, under the CFTC’s proposed rule would be substantially similar to the position limits currently set by the exchanges, could take effect as early as March 2011.  Based on the CFTC’s current proposal, other position limits would not take effect until March 2012 or later.  The effect of this future regulatory change on US12OF is impossible to predict, but it could be substantial and adverse.

All of these limits may potentially cause a tracking error between the price of the units and the average of the prices of the Benchmark Oil Futures Contracts.  This may in turn prevent investors from being able to effectively use US12OF as a way to hedge against crude oil-related losses or as a way to indirectly invest in crude oil.

US12OF has not limited the size of its offering and is committed to utilizing substantially all of its proceeds to purchase Oil Futures Contracts and Other Oil Interests. If US12OF encounters accountability levels, position limits, or price fluctuation limits for Oil Futures Contracts on the NYMEX, it may then, if permitted under applicable regulatory requirements, purchase Oil Futures Contracts on the ICE Futures or other exchanges that trade listed crude oil futures. The Oil Futures Contracts available on the ICE Futures are comparable to the contracts on the NYMEX, but they may have different underlying commodities, sizes, deliveries, and prices. In addition, certain of the Oil Futures Contracts available on the ICE Futures are subject to accountability levels and position limits.

There are technical and fundamental risks inherent in the trading system USCF employs.

USCF’s trading system is quantitative in nature and it is possible that USCF might make a mathematical error.  In addition, it is also possible that a computer or software program may malfunction and cause an error in computation.

To the extent that USCF uses spreads and straddles as part of its trading strategy, there is the risk that the NAV may not closely track the changes in the Benchmark Oil Futures Contracts.

Spreads combine simultaneous long and short positions in related futures contracts that differ by commodity (e.g., long crude oil and short gasoline), by market (e.g., long WTI crude futures, short Brent crude futures), or by delivery month (e.g., long December, short November).  Spreads gain or lose value as a result of relative changes in price between the long and short positions.  Spreads often reduce risk to investors, because the contracts tend to move up or down together.  However, both legs of the spread could move against an investor simultaneously, in which case the spread would lose value.  Certain types of spreads may face unlimited risk, e.g., because the price of a futures contract underlying a short position can increase by an unlimited amount and the investor would have to take delivery or offset at that price.

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

If USCF were to utilize a spread or straddle position and the spread performed differently than expected, the results could impact US12OF’s tracking error.  This could affect US12OF’s investment objective of having its NAV closely track the changes in the Benchmark Oil Futures Contracts. Additionally, a loss on a spread position would negatively impact US12OF’s absolute return.

US12OF and USCF may have conflicts of interest, which may permit them to favor their own interests to the detriment of unitholders.

US12OF and USCF may have inherent conflicts to the extent USCF attempts to maintain US12OF’s asset size in order to preserve its fee income and this may not always be consistent with US12OF’s objective of having the value of its units’ NAV track the changes in the average of the prices of the Benchmark Oil Futures Contracts. USCF’s officers, directors and employees do not devote their time exclusively to US12OF.  These persons are directors, officers or employees of other entities that may compete with US12OF for their services.  They could have a conflict between their responsibilities to US12OF and to those other entities.

In addition, USCF’s principals, officers, directors or employees may trade futures and related contracts for their own account. A conflict of interest may exist if their trades are in the same markets and at the same time as US12OF trades using the clearing broker to be used by US12OF.  A potential conflict also may occur if USCF’s principals, officers, directors or employees trade their accounts more aggressively or take positions in their accounts which are opposite, or ahead of, the positions taken by US12OF.

USCF has sole current authority to manage the investments and operations of US12OF, and this may allow it to act in a way that furthers its own interests which may create a conflict with the best interests of investors.  Limited partners have limited voting control, which will limit the ability to influence matters such as amendment of the LP Agreement, change in US12OF’s basic investment policy, dissolution of this fund, or the sale or distribution of US12OF’s assets.

USCF serves as the general partner to each of US12OF, USOF, USNG, UGA, USHO, USSO, US12NG and USBO and the sponsor for USCI, and will serve as the sponsor for USMI, USAI and USCUI, if such funds offer their securities to the public or begin operations. USCF may have a conflict to the extent that its trading decisions for US12OF may be influenced by the effect they would have on the other funds it manages.  These trading decisions may be influenced since USCF also serves as the general partner or sponsor for all of the funds and is required to meet all of the funds’ investment objectives as well as US12OF’s. If USCF believes that a trading decision it made on behalf of US12OF might (i) impede its other funds from reaching their investment objectives, or (ii) improve the likelihood of meeting its other funds’ objectives, then USCF may choose to change its trading decision for US12OF, which could either impede or improve the opportunity for US12OF to meet its investment objective.  In addition, USCF is required to indemnify the officers and directors of its other funds if the need for indemnification arises. This potential indemnification will cause USCF’s assets to decrease. If USCF’s other sources of income are not sufficient to compensate for the indemnification, then USCF may terminate and investors could lose their investment.

Unitholders may only vote on the removal of USCF and limited partners have only limited voting rights. Unitholders and limited partners will not participate in the management of US12OF and do not control USCF so they will not have influence over basic matters that affect US12OF.

Unitholders that have not applied to become limited partners have no voting rights, other than to remove USCF as the general partner of US12OF.  Limited partners will have limited voting rights with respect to US12OF’s affairs.  Unitholders may remove USCF only if 66 2/3% of the unitholders elect to do so.  Unitholders and limited partners will not be permitted to participate in the management or control of US12OF or the conduct of its business.  Unitholders and limited partners must therefore rely upon the duties and judgment of USCF to manage US12OF’s affairs.

USCF may manage a large amount of assets and this could affect US12OF’s ability to trade profitably.

Increases in assets under management may affect trading decisions. In general, USCF does not intend to limit the amount of assets of US12OF that it may manage. The more assets USCF manages, the more difficult it may be for it to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance and of managing risk associated with larger positions.

US12OF could terminate at any time and cause the liquidation and potential loss of an investor’s investment and could upset the overall maturity and timing of an investor’s investment portfolio.

US12OF may terminate at any time, regardless of whether US12OF has incurred losses, subject to the terms of the LP Agreement.  In particular, unforeseen circumstances, including the death, adjudication of incompetence, bankruptcy, dissolution, or removal of USCF as the general partner of US12OF could cause US12OF to terminate unless a majority in interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions.  However, no level of losses will require USCF to terminate US12OF.  US12OF’s termination would cause the liquidation and potential loss of an investor’s investment.  Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

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

If USCF gives at least fifteen (15) days’ written notice to a limited partner, then USCF may for any reason, in its sole discretion, require any such limited partner to withdraw entirely from the partnership or to withdraw a portion of its partner capital account. USCF may require withdrawal even in situations where the limited partner has complied completely with the provisions of the LP Agreement.

US12OF’s existing units are, and any units US12OF issues in the future will be, subject to restrictions on transfer. Failure to satisfy these requirements will preclude a transferee from being able to have all the rights of a limited partner.

No transfer of any unit or interest therein may be made if such transfer would (a) violate the then applicable federal or state securities laws or rules and regulations of the SEC, any state securities commission, the CFTC or any other governmental authority with jurisdiction over such transfer, or (b) cause US12OF to be taxable as a corporation or affect US12OF’s existence or qualification as a limited partnership. In addition, investors may only become limited partners if they transfer their units to purchasers that meet certain conditions outlined in the LP Agreement, which provides that each record holder or limited partner or unitholder applying to become a limited partner (each a record holder) may be required by USCF to furnish certain information, including that holder’s nationality, citizenship or other related status. A transferee who is not a U.S. resident may not be eligible to become a record holder or a limited partner if its ownership would subject US12OF to the risk of cancellation or forfeiture of any of its assets under any federal, state or local law or regulation. All purchasers of US12OF’s units, who wish to become limited partners or record holders, and receive cash distributions, if any, or have certain other rights, must deliver an executed transfer application in which the purchaser or transferee must certify that, among other things, he, she or it agrees to be bound by US12OF’s LP Agreement and is eligible to purchase US12OF’s securities.  Any transfer of units will not be recorded by the transfer agent or recognized by US12OF unless a completed transfer application is delivered to USCF or the Administrator.  A person purchasing US12OF’s existing units, who does not execute a transfer application and certify that the purchaser is eligible to purchase those securities acquires no rights in those securities other than the right to resell those securities.  Whether or not a transfer application is received or the consent of USCF obtained, US12OF’s units will be securities and will be transferable according to the laws governing transfers of securities. See “Transfer of Units”.

US12OF does not expect to make cash distributions.

US12OF has not previously made any cash distributions and intends to re-invest any realized gains in additional oil interests rather than distributing cash to limited partners.  Therefore, unlike mutual funds, commodity pools or other investment pools that actively manage their investments in an attempt to realize income and gains from their investing activities and distribute such income and gains to their investors, US12OF generally does not expect to distribute cash to limited partners.  An investor should not invest in US12OF if it will need cash distributions from US12OF to pay taxes on its share of income and gains of US12OF, if any, or for any other reason.  Although US12OF does not intend to make cash distributions, the income earned from its investments held directly or posted as margin may reach levels that merit distribution, e.g., at levels where such income is not necessary to support its underlying investments in oil interests and investors adversely react to being taxed on such income without receiving distributions that could be used to pay such tax.  If this income becomes significant then cash distributions may be made.

There is a risk that US12OF will not earn trading gains sufficient to compensate for the fees and expenses that it must pay and as such US12OF may not earn any profit.

US12OF pays brokerage charges of approximately 0.01% based on futures commission merchant fees of $3.50 per buy or sell, management fees of 0.60% of NAV on its average net assets, and over-the-counter spreads and extraordinary expenses (e.g., subsequent offering expenses, other expenses not in the ordinary course of business, including the indemnification of any person against liabilities and obligations to the extent permitted by law and required under the LP Agreement and under agreements entered into by USCF on US12OF’s behalf and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expenses and the settlement of claims and litigation) that cannot be quantified.  These fees and expenses must be paid in all cases regardless of whether US12OF’s activities are profitable.  Accordingly, US12OF must earn trading gains sufficient to compensate for these fees and expenses before it can earn any profit.

If offerings of the units do not raise sufficient funds to pay US12OF’s future expenses and no other source of funding of expenses is found, US12OF may be forced to terminate and investors may lose all or part of their investment.

Prior to the offering of units that commenced on December 6, 2007, all of US12OF’s expenses were funded by USCF and its affiliates.  These payments by USCF and its affiliates were designed to allow US12OF the ability to commence the public offering of its units. US12OF now directly pays certain of these fees and expenses. USCF will continue to pay other fees and expenses, as set forth in the LP Agreement.  If USCF and US12OF are unable to raise sufficient funds to cover their expenses or locate any other source of funding, US12OF may be forced to terminate and investors may lose all or part of their investment.

US12OF may incur higher fees and expenses upon renewing existing or entering into new contractual relationships.

The clearing arrangements between the clearing brokers and US12OF generally are terminable by the clearing brokers once the clearing broker has given US12OF notice.  Upon termination, USCF may be required to renegotiate or make other arrangements for obtaining similar services if US12OF intends to continue trading in Oil Futures Contracts or Other Oil Interests at its present level of capacity.  The services of any clearing broker may not be available, or even if available, these services may not be available on the terms as favorable as those of the expired or terminated clearing arrangements.

US12OF may miss certain trading opportunities because it will not receive the benefit of the expertise of independent trading advisors.

USCF does not employ trading advisors for US12OF; however, it reserves the right to employ them in the future. The only advisor to US12OF is USCF.  A lack of independent trading advisors may be disadvantageous to US12OF because it will not receive the benefit of a trading advisor’s expertise.

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

Currently and throughout 2008, 2009 and the first half of 2010, the financial markets have experienced very difficult conditions and volatility as well as significant adverse trends.  The conditions in these markets have resulted in a decrease in availability of corporate credit and liquidity and have led indirectly to the insolvency, closure or acquisition of a number of major financial institutions and have contributed to further consolidation within the financial services industry.  Although the financial markets saw signs of recovery beginning in late 2010, the financial markets are still fragile and could fall into another recession.  Another recession could adversely affect the financial condition and results of operations of US12OF’s service providers and Authorized Purchasers which would impact the ability of USCF to achieve US12OF’s investment objective.

The failure or bankruptcy of a clearing broker could result in a substantial loss of US12OF’s assets; the clearing broker could be subject to proceedings that impair its ability to execute US12OF’s trades.

Under CFTC regulations, a clearing broker maintains customers’ assets in a bulk segregated account.  If a clearing broker fails to do so, or even if the customers’ funds are segregated by the clearing broker if the clearing broker is unable to satisfy a substantial deficit in a customer account, the clearing broker’s other customers may be subject to risk of a substantial loss of their funds in the event of that clearing broker’s bankruptcy.  In that event, the clearing broker’s customers, such as US12OF, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker’s customers. The bankruptcy of a clearing broker could result in the complete loss of US12OF’s assets posted with the clearing broker; though the vast majority of US12OF’s assets are held in Treasuries, cash and/or cash equivalents with US12OF’s custodian and would not be impacted by the bankruptcy of a clearing broker.  US12OF also may be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which commodity interest contracts are traded.

In addition, to the extent US12OF’s clearing broker is required to post US12OF’s assets as margin to a clearinghouse, the margin will be maintained in an omnibus account containing the margin of all of the clearing broker’s customers.  If US12OF’s clearing broker defaults to the clearinghouse because of a default by one of the clearing broker’s other customers or otherwise, then the clearinghouse can look to all of the margin in the omnibus account, including margin posted by US12OF and any other non-defaulting customers of the clearing broker to satisfy the obligations of the clearing broker.

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

Third parties may infringe upon or otherwise violate intellectual property rights or assert that USCF has infringed or otherwise violated their intellectual property rights, which may result in significant costs and diverted attention.

Third parties may utilize US12OF’s intellectual property or technology, including the use of its business methods, trademarks and trading program software, without permission. USCF has a patent pending for US12OF’s business method and it is registering its trademarks. US12OF does not currently have any proprietary software.  However, if it obtains proprietary software in the future, then any unauthorized use of US12OF’s proprietary software and other technology could also adversely affect its competitive advantage. US12OF may have difficulty monitoring unauthorized uses of its patents, trademarks, proprietary software and other technology. Also, third parties may independently develop business methods, trademarks or proprietary software and other technology similar to that of USCF or claim that USCF has violated their intellectual property rights, including their copyrights, trademark rights, trade names, trade secrets and patent rights.  As a result, USCF may have to litigate in the future to protect its trade secrets, determine the validity and scope of other parties’ proprietary rights, defend itself against claims that it has infringed or otherwise violated other parties’ rights, or defend itself against claims that its rights are invalid. Any litigation of this type, even if USCF is successful and regardless of the merits, may result in significant costs, divert its resources from US12OF, or require it to change its proprietary software and other technology or enter into royalty or licensing agreements.

The success of US12OF depends on the ability of USCF to accurately implement trading systems, and any failure to do so could subject US12OF to losses on such transactions.

USCF uses mathematical formulas built into a generally available spreadsheet program to decide whether it should buy or sell oil interests each day. Specifically, USCF uses the spreadsheet to make mathematical calculations and to monitor positions in oil interests and Treasuries and correlations to the Benchmark Oil Futures Contracts.  USCF must accurately process the spreadsheets’ outputs and execute the transactions called for by the formulas.  In addition, US12OF relies on USCF to properly operate and maintain its computer and communications systems. Execution of the formulas and operation of the systems are subject to human error. Any failure, inaccuracy or delay in implementing any of the formulas or systems and executing US12OF’s transactions could impair its ability to achieve US12OF’s investment objective. It could also result in decisions to undertake transactions based on inaccurate or incomplete information. This could cause substantial losses on transactions.

US12OF may experience substantial losses on transactions if the computer or communications system fails.

US12OF’s trading activities, including its risk management, depend on the integrity and performance of the computer and communications systems supporting them. Extraordinary transaction volume, hardware or software failure, power or telecommunications failure, a natural disaster or other catastrophe could cause the computer systems to operate at an unacceptably slow speed or even fail. Any significant degradation or failure of the systems that USCF uses to gather and analyze information, enter orders, process data, monitor risk levels and otherwise engage in trading activities may result in substantial losses on transactions, liability to other parties, lost profit opportunities, damages to USCF’s and US12OF’s reputations, increased operational expenses and diversion of technical resources.

If the computer and communications systems are not upgraded, US12OF’s financial condition could be harmed.

The development of complex computer and communications systems and new technologies may render the existing computer and communications systems supporting US12OF’s trading activities obsolete. In addition, these computer and communications systems must be compatible with those of third parties, such as the systems of exchanges, clearing brokers and the executing brokers. As a result, if these third parties upgrade their systems, USCF will need to make corresponding upgrades to continue effectively its trading activities. US12OF’s future success will depend on US12OF’s ability to respond to changing technologies on a timely and cost-effective basis.

US12OF depends on the reliable performance of the computer and communications systems of third parties, such as brokers and futures exchanges, and may experience substantial losses on transactions if they fail.

US12OF depends on the proper and timely function of complex computer and communications systems maintained and operated by the futures exchanges, brokers and other data providers that USCF uses to conduct trading activities. Failure or inadequate performance of any of these systems could adversely affect USCF’s ability to complete transactions, including its ability to close out positions, and result in lost profit opportunities and significant losses on commodity interest transactions. This could have a material adverse effect on revenues and materially reduce US12OF’s available capital. For example, unavailability of price quotations from third parties may make it difficult or impossible for USCF to use its proprietary software that it relies upon to conduct its trading activities. Unavailability of records from brokerage firms may make it difficult or impossible for USCF to accurately determine which transactions have been executed or the details, including price and time, of any transaction executed. This unavailability of information also may make it difficult or impossible for USCF to reconcile its records of transactions with those of another party or to accomplish settlement of executed transactions.

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

Risk of Leverage and Volatility

If USCF permits US12OF to become leveraged, investors could lose all or substantially all of their investment if US12OF’s trading positions suddenly turn unprofitable.

Commodity pools’ trading positions in futures contracts or other commodity interests are typically required to be secured by the deposit of margin funds that represent only a small percentage of a futures contract’s (or other commodity interests’) entire market value. This feature permits commodity pools to “leverage” their assets by purchasing or selling futures contracts (or other commodity interests) with an aggregate value in excess of the commodity pool’s assets. While this leverage can increase the pool’s profits, relatively small adverse movements in the price of the pool’s futures contracts can cause significant losses to the pool. While USCF has not and does not currently intend to leverage US12OF’s assets, it is not prohibited from doing so under the LP Agreement or otherwise.

The price of crude oil is volatile which could cause large fluctuations in the price of units.

Movements in the price of crude oil may be the result of factors outside of USCF’s control and may not be anticipated by USCF. Among the factors that can cause volatility in the price of crude oil are:

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

Over-the-Counter Contract Risk

Currently, over-the-counter transactions are subject to little regulation.

A portion of US12OF’s assets may be used to trade over-the-counter crude oil interest contracts, such as forward contracts or swap or spot contracts. Over-the-counter contracts are typically traded on a principal-to-principal basis through dealer markets that are dominated by major money center and investment banks and other institutions and are essentially unregulated by the CFTC. Investors therefore do not receive the protection of CFTC regulation or the statutory scheme of the CEA in connection with this trading activity by US12OF. The markets for over-the-counter contracts primarily rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets.  The limited regulation in these markets could expose US12OF in certain circumstances to significant losses in the event of trading abuses or financial failure by participants.

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

Over-the-counter contracts may have terms that make them less marketable than Oil Futures Contracts.  Over-the-counter contracts are less marketable because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, they are not transferable without the consent of the counterparty.  These conditions diminish the ability to realize the full value of such contracts.  In addition, even if collateral is used to reduce counterparty credit risk, sudden changes in the value of over-the-counter transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

The Dodd-Frank Act requires the CFTC and SEC to establish “both initial and variation margin requirements on all swaps that are not cleared by a registered clearing organization” (i.e., uncleared swaps).  In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian.  At this time, the CFTC has proposed a rule addressing this statutory right of certain market participants but has not implemented any rules on this issue and has not implemented any regulations regarding the margin requirements for uncleared swaps.

Risk of Trading in International Markets

Trading in international markets could expose US12OF to credit and regulatory risk.

USCF invests primarily in Oil Futures Contracts, a significant portion of which are traded on United States exchanges, including the NYMEX.  However, a portion of US12OF’s trades may take place on markets and exchanges outside the United States.  Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts.  The CFTC, NFA and the domestic exchanges have little, if any, regulatory authority over the activities of any foreign boards of trade or exchanges, including the execution, delivery and clearing of transactions, and have little, if any, power to compel enforcement of the rules of a foreign board of trade or exchange or of any applicable non-U.S. laws.  Similarly, the rights of market participants, such as US12OF, in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers.  As a result, in these markets, US12OF has less legal and regulatory protection than it does when it trades domestically.

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

The price of any non-U.S. Oil Futures Contract, option on any non-U.S. Oil Futures Contract, or other non-U.S. Crude Oil Interest and, therefore, the potential profit and loss on such contract, may be affected by any variance in the foreign exchange rate between the time the order is placed and the time it is liquidated, offset or exercised.  As a result, changes in the value of the local currency relative to the U.S. dollar may cause losses to US12OF even if the contract traded is profitable.

US12OF’s international trading could expose it to losses resulting from non-U.S. exchanges that are less developed or less reliable than United States exchanges.

Some non-U.S. exchanges may be in a more developmental stage so that prior price histories may not be indicative of current price dynamics.  In addition, US12OF may not have the same access to certain positions on foreign trading exchanges as do local traders, and the historical market data on which USCF bases its strategies may not be as reliable or accessible as it is for U.S. exchanges.

Tax Risk

An investor’s tax liability may exceed the amount of distributions, if any, on its units.

Cash or property will be distributed at the sole discretion of USCF. USCF has not and does not currently intend to make cash or other distributions with respect to units. Investors will be required to pay U.S. federal income tax and, in some cases, state, local or foreign income tax, on their allocable share of US12OF’s taxable income, without regard to whether they receive distributions or the amount of any distributions.  Therefore, the tax liability of an investor with respect to its units may exceed the amount of cash or value of property (if any) distributed.

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

US12OF has received an opinion of counsel that, under current U.S. federal income tax laws, US12OF will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that (i) at least 90 percent of US12OF’s annual gross income consists of “qualifying income” as defined in the Code, (ii) US12OF is organized and operated in accordance with its governing agreements and applicable law and (iii) US12OF does not elect to be taxed as a corporation for federal income tax purposes.  Although USCF anticipates that US12OF has satisfied and will continue to satisfy the “qualifying income” requirement for all of its taxable years, that result cannot be assured. US12OF has not requested and will not request any ruling from the IRS with respect to its classification as a partnership not taxable as a corporation for federal income tax purposes. If the IRS were to successfully assert that US12OF is taxable as a corporation for federal income tax purposes in any taxable year, rather than passing through its income, gains, losses and deductions proportionately to unitholders, US12OF would be subject to tax on its net income for the year at corporate tax rates.  In addition, although USCF does not currently intend to make distributions with respect to units, any distributions would be taxable to unitholders as dividend income. Taxation of US12OF as a corporation could materially reduce the after-tax return on an investment in units and could substantially reduce the value of the units.

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

	High	Low
Fiscal year 2010
First quarter	$42.19	$36.25
Second quarter	$44.20	$34.91
Third quarter	$39.82	$34.99
Fourth quarter	$43.10	$38.08

	High	Low
Fiscal year 2009
First quarter	$32.83	$24.54
Second quarter	$39.45	$29.29
Third quarter	$39.53	$33.13
Fourth quarter	$41.89	$36.25

 As of December 31, 2010, US12OF had 13,837 holders of units.

Dividends

US12OF has not made and does not currently intend to make cash distributions to its unitholders.

Issuer Purchases of Equity Securities

US12OF does not purchase units directly from its unitholders; however, in connection with its redemption of baskets held by Authorized Purchasers, US12OF redeemed 9 baskets (comprising 900,000 units) during the year ended December 31, 2010.

Item 6. Selected Financial Data.

Financial Highlights (for the years ended December 31, 2010, 2009 and 2008 and the period from June 27, 2007 (inception) to December 31, 2007)
(Dollar amounts in 000’s except for per unit information)

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008	Period from June 27, 2007 to December 31, 2007
Total assets	$180,723	$166,030	$6,350	$21,704
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$12,210	$72,691	$(2,393)	$1,524
Net income (loss)	$11,004	$71,385	$(2,305)	$1,564
Weighted-average limited partnership units	3,975,616	4,058,356	142,077	392,593
Net income (loss) per unit	$2.54	$9.13	$(22.99)	$4.23
Net income (loss) per weighted average unit	$2.77	$17.59	$(16.23)	$3.98
Cash and cash equivalents at end of year/period	$152,953	$141,667	$4,012	$18,174

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Introduction

US12OF, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca.  The investment objective of US12OF is for the changes in percentage terms of its units’ NAV  to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of 12 futures contracts for light, sweet crude oil traded on the NYMEX consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following 11 consecutive months, less US12OF’s expenses.

US12OF seeks to achieve its investment objective by investing in a combination of Oil Futures Contracts and Other Oil Interests such that changes in its NAV, measured in percentage terms, will closely track the changes in the average of the prices of the Benchmark Oil Futures Contracts, also measured in percentage terms.  USCF believes the changes in the average price of the Benchmark Oil Futures Contracts have historically exhibited a close correlation with the changes in the spot price of light, sweet crude oil.  It is not the intent of US12OF to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts and Other Oil Interests.

On any valuation day, the Benchmark Oil Futures Contracts are the near month futures contract for light, sweet crude oil traded on the NYMEX and the contracts for the following 11 months for a total of 12 consecutive months’ contracts unless the near month contract is within two weeks of expiration in which case the Benchmark Oil Futures Contracts are the next month contract for light, sweet crude oil traded on the NYMEX and the contracts for the following 11 consecutive months. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract.

The regulation of commodity interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  On July 21, 2010, a broad financial regulatory reform bill, The Dodd-Frank Wall Street Reform and Consumer Protection Act, was signed into law that includes provisions altering the regulation of commodity interests.  Provisions in the new law include the requirement that position limits be established on a wide range of commodity interests including energy-based and other commodity futures contracts; certain cleared commodity swaps and certain over-the-counter commodity contracts; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most swap transactions that are currently entered into in the over-the-counter market.  The new law and the rules that are currently being and expected to be promulgated thereunder may negatively impact US12OF’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties.  Further, increased regulation of, and the imposition of additional costs on, swaps transactions under the new legislation and implementing regulations could cause a reduction in the swap market and the overall derivatives markets, which could restrict liquidity and adversely affect US12OF.  In particular, new position limits imposed on US12OF or its counterparties may impact US12OF’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of US12OF’s investments and doing business, which could adversely affect US12OF’s investors.

On January 13, 2011, the CFTC proposed new rules, which if implemented in their proposed form, would establish position limits and limit formulas for certain physical commodity futures, including Oil Futures Contracts and options on Oil Futures Contracts, executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts.  The CFTC has also proposed aggregate position limits that would apply across different trading venues to contracts based on the same underlying commodity.  At this time, it is unknown precisely when such position limits would take effect.  The CFTC’s position limits for futures contracts held during the last few days of trading in the near month contract to expire, which, under the CFTC’s proposed rule would be substantially similar to the position limits currently set by the exchanges, could take effect as early as March 2011.  Based on the CFTC’s current proposal, other position limits would not take effect until March 2012 or later.  The effect of this future regulatory change of US12OF is impossible to predict, but it could be substantial and adverse.

USCF, which is registered as a CPO with the CFTC, is authorized by the LP Agreement to manage US12OF. USCF is authorized by US12OF in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

Price Movements

Crude oil futures prices were volatile during the year ended December 31, 2010 and exhibited moderate daily swings along with an uneven upward trend between January and late March 2010 and a downward trend from April to late December 2010 and finishing the year with a sharp upward trend.  The average price of the Benchmark Oil Futures Contracts started the year at $82.15 per barrel.  The low of the year was on May 25, 2010 when prices reached $72.75 per barrel.  The year ended with the average price of the Benchmark Oil Futures Contracts at $93.68 per barrel, the peak of the year, up approximately 14.04% over the year.  Similarly, US12OF’s NAV started the year at $40.37 per unit.  US12OF’s NAV reached its high for the year on May 3, 2010 at $44.30 per unit and reached its low for the year on May 25, 2010 at $34.69 per unit.  The NAV on December 31, 2010 was $42.91, up approximately 6.29% over the year.  The average Benchmark Oil Futures Contract prices listed above began with the February 2011 to January 2012 contracts and ended with the November 2011 to October 2012 contracts.  The return of approximately 14.04% on the average price of the Benchmark Oil Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts.  An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result.  Furthermore, the change in the nominal price of these differing crude Oil Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that US12OF seeks to track, which are more fully described below, in the section titled “Tracking US12OF’s Benchmark”.

During the year ended December 31, 2010, the level of contango remained mildly steep, meaning that the price of the near month crude Oil Futures Contract was less than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. Crude oil inventories, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the remainder of 2009 and the beginning of 2010.  During the rest of the year ended December 31, 2010, crude oil inventories began to climb higher, which contributed to the crude oil futures market remaining in contango through the end of December 2010.  For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 11,000,000 units, US12OF has registered one subsequent offering of its units: 100,000,000 units which were registered with the SEC on March 31, 2009.  Units offered by US12OF in the subsequent offerings were sold by it for cash at the units’ NAV as described in the applicable prospectus.  As of December 31, 2010, US12OF had issued 8,500,000 units, 4,200,000 of which were outstanding.  As of December 31, 2010, there were 102,500,000 units registered but not yet issued.

More units may have been issued by US12OF than are outstanding due to the redemption of units.  Unlike funds that are registered under the 1940 Act, units that have been redeemed by US12OF cannot be resold by US12OF.  As a result, US12OF contemplates that additional offerings of its units will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

For the Year Ended December 31, 2010 Compared to the Years Ended December 31, 2009 and 2008

As of December 31, 2010, the total unrealized gain on Oil Futures Contracts owned or held on that day was $15,866,560 and US12OF established cash deposits, including cash investments in money market funds, that were equal to $160,492,707. US12OF held 95.30% of its cash assets in overnight deposits and money market funds at the Custodian, while 4.70% of the cash balance was held as margin deposits for the Oil Futures Contracts purchased. The ending per unit NAV on December 31, 2010 was $42.91.

By comparison, as of December 31, 2009, the total unrealized gain on Oil Futures Contracts owned or held on that day was $20,802,090 and US12OF established cash deposits, including cash investments in money market funds, that were equal to $145,075,490. US12OF held 97.65% of its cash assets in overnight deposits and money market funds at the Custodian, while 2.35% of the cash balance was held as margin deposits for the Oil Futures Contracts purchased. The ending per unit NAV on December 31, 2009 was $40.37.  The increase in the per unit NAV for December 31, 2010, as compared to December 31, 2009 was primarily a result of higher prices for crude oil and the related increase in the value of the Oil Futures Contracts that US12OF had invested in between the year ended December 31, 2009 and the year ended December 31, 2010.

By comparison, as of December 31, 2008, the total unrealized loss on Oil Futures Contracts owned or held on that day was $2,754,630 and US12OF established cash deposits, including cash investments in money market funds, that were equal to $9,005,535. US12OF held 44.55% of its cash assets in overnight deposits and money market funds at the Custodian, while 55.45% of the cash balance was held as margin deposits for the Oil Futures Contracts purchased.  The ending per unit NAV on December 31, 2008 was $31.24.  The increase in the per unit NAV for December 31, 2009, as compared to December 31, 2008 was primarily a result of higher prices for crude oil and the related increase in the value of the Oil Futures Contracts that US12OF had invested in between the year ended December 31, 2008 and the year ended December 31, 2009.

Portfolio Expenses. US12OF’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements.  The management fee that US12OF pays to USCF is calculated as a percentage of the total net assets of US12OF.  US12OF pays USCF a management fee of 0.60% of its average net assets. The fee is accrued daily and paid monthly.

During the year ended December 31, 2010, the daily average total net assets of US12OF were $155,217,823.  The management fee incurred by US12OF during the year amounted to $931,307. By comparison, during the year ended December 31, 2009, the daily average total net assets of US12OF were $144,092,781.  The management fee paid by US12OF during the year amounted to $864,557. By comparison, during the year ended December 31, 2008, the daily average total net assets of US12OF were $8,197,841. The management fee paid by US12OF during the year amounted to $49,187.

In addition to the management fee, US12OF pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith.  The total of these fees and expenses for the year ended December 31, 2010 was $368,477, as compared to $718,091 for the year ended December 31, 2009 and $20,859 for the year ended December 31, 2008.  The decrease in expenses for the year ended December 31, 2010, as compared to the year ended December 31, 2009, was primarily due to a decrease in registration fees during the year ended December 31, 2010.  The increase in expenses for the year ended December 31, 2009, as compared to the year ended December 31, 2008, was primarily due to the relative size of US12OF and activity that resulted from its increased size, including the registration and the offering of additional units, increased brokerage fees, increased licensing fees and increased tax reporting costs due to the greater number of unitholders during the year ended December 31, 2009.  For the year ended December 31, 2010, US12OF incurred $9,540 in ongoing registration fees and other expenses relating to the registration and offering of additional units.  By comparison, for the years ended December 31, 2009 and 2008, US12OF incurred $107,883 and $0, respectively, in ongoing registration fees and other expenses relating to the registration and offering of additional units.  The decrease in registration fees and expenses incurred by US12OF for the year ended December 31, 2010, as compared to the year ended December 31, 2009, was primarily due to a slower amortization of prepaid registration costs, which were matched to the slower rate of share creations during the year ended December 31, 2010.  The increase in registration fees and expenses incurred by US12OF for the year ended December 31, 2009, as compared to the year ended December, 31, 2008, was primarily due to the fact that US12OF did not incur any ongoing registration fees or other expenses relating to the registration and offering of additional units during the year ended December 31, 2008.

US12OF is responsible for paying its portion of the directors’ and officers’ liability insurance of USCF and the fees and expenses of the independent directors of USCF who are also USCF’s audit committee members. US12OF shares these fees and expenses with USOF, USNG, UGA, USHO, USSO, US12NG and USBO based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2010 amounted to a total of $1,107,140 for all funds other than USCI, and US12OF’s portion of such fees and expenses was $34,678.

By comparison, for the year ended December 31, 2009, these fees and expenses amounted to a total of $433,046 for all funds, and US12OF’s portion of such fees and expenses was $12,326.  The increase in directors’ fees and expenses for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily due to an increase in the amount of directors’ and officers’ liability insurance coverage and the incurrence of the independent directors’ deferred compensation expense. Effective as of March 3, 2009, USCF obtained directors’ and officers’ liability insurance covering all of the directors and officers of USCF. Previously, USCF did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage.  Effective as of April 1, 2010, US12OF also became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and US12OF, USOF, USNG, UGA, USHO, USSO, US12NG and USBO.

By comparison, for the year ended December 31, 2008, these fees and expenses amounted to a total of $282,000 for all funds, and US12OF’s portion of such fees and expenses was $1,762. The increase in directors’ fees and expenses for the year ended December 31, 2009, as compared to the year ended December 31, 2008 was primarily due to payment for directors’ and officers’ liability insurance, an increase in the compensation awarded to the independent directors of USCF and the proportionate sharing of these fees and expenses with the Related Public Funds.  As described above, effective as of March 3, 2009, USCF obtained directors’ and officers’ liability insurance covering all of the directors and officers of USCF.  Previously, USCF did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage.

US12OF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil Interests or Treasuries. During the year ended December 31, 2010, total commissions paid to brokers amounted to $13,314. By comparison, during the years ended December 31, 2009 and 2008, total commissions paid to brokers amounted to $49,573 and $2,325, respectively.  The decrease in the total commissions paid to brokers for the year ended December 31, 2010 as compared to the year ended December 31, 2009, was primarily a function of a decrease in creations and redemptions during each year. The decrease in creation and redemption activity required US12OF to purchase a fewer number of Oil Futures Contracts and incur a lower amount of brokerage commissions.  The increase in the total commissions paid to brokers for the year ended December 31, 2009 as compared to the year ended December 31, 2008, was primarily a function of increased brokerage fees due to a higher number of futures contracts being held and traded as a result of the increase in US12OF’s average total net assets, the decrease in the price of Futures Contracts and the increase in redemptions and creations of units during each year.  As an annualized percentage of total net assets, the figure for the year ended December 31, 2010 represents approximately 0.01% of total net assets.  By comparison, the figure for the years ended December 31, 2009 and 2008 represented approximately 0.03% of total net assets.  However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with US12OF’s audit expenses and tax accounting and reporting requirements are paid by US12OF.  These costs are estimated to be $260,000 for the year ended December 31, 2010.

Dividend and Interest Income. US12OF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil Interests in an amount equal to the total net assets of its portfolio. Typically, such investments do not require US12OF to pay the full amount of the contract value at the time of purchase, but rather require US12OF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, US12OF retains an amount that is approximately equal to its total net assets, which US12OF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with US12OF’s Custodian. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the year ended December 31, 2010, US12OF earned $68,509 in dividend and interest income on such cash and/or cash equivalents.  Based on US12OF’s average daily total net assets, this was equivalent to an annualized yield of 0.04%. US12OF did not purchase Treasuries during the year ended December 31, 2010 and held only cash and/or cash equivalents during this time period.  By comparison, for the years ended December 31, 2009 and 2008, US12OF earned $195,614 and $151,396, respectively, in dividend and interest income on such cash and/or cash equivalents. Based on US12OF’s average daily total net assets, this was equivalent to an annualized yield of 0.14% and 1.85%, respectively. US12OF did not purchase Treasuries during the years ended December 31, 2009 or 2008 and held only cash and/or cash equivalents during these time periods.  Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were lower during the year ended December 31, 2010 compared to the years ended December 31, 2009 and 2008. As a result, the amount of income earned by US12OF as a percentage of total net assets was lower during the year ended December 31, 2010 compared to the years ended December 31, 2009 and 2008.

For the Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009 and 2008

Portfolio Expenses.  During the three months ended December 31, 2010, the daily average total net assets of US12OF were $153,881,159.   The management fee incurred by US12OF during the period amounted to $232,719.

By comparison, during the three months ended December 31, 2009, the daily average total net assets of US12OF were $160,027,587. The management fee paid by US12OF during the period amounted to $242,015.

By comparison, during the three months ended December 31, 2008, the daily average total net assets of US12OF were $4,256,374.  The management fee paid by US12OF during the period amounted to $6,419.

In addition to the management fee, US12OF pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith.  The total of these fees and expenses for the three months ended December 31, 2010 was $32,636, as compared to $271,997 for the three months ended December 31, 2009 and $2,843 for the three months ended December 31, 2008.  The decrease in expenses for the three months ended December 31, 2010, as compared to the three months ended December 31, 2009, was primarily due to decreased commissions, fewer creations and redemptions, and lower registration and offering costs during the three months ended December 31, 2010.  The increase in expenses for the three months ended December 31, 2009, as compared to the three months ended December 31, 2008, was primarily due to the relative size of US12OF and activity that resulted from its increased size, including the registration and the offering of additional units, increased brokerage fees, increased licensing fees and increased tax reporting costs due to the greater number of unitholders for the three months ended December 31, 2008.  For the three months ended December 31, 2010, US12OF incurred $1,840 in ongoing registration fees and other expenses relating to the registration and offering of additional units.  By comparison, for the three months ended December 31, 2009 and 2008, US12OF incurred $11,633 and $0, respectively, in ongoing registration fees and other expenses relating to the registration and offering of additional units.  The decrease in registration fees and expenses incurred by US12OF for the three months ended December 31, 2010, as compared to the three months ended December 31, 2009, was primarily due to a slower amortization of prepaid registration costs, which were matched to the slower rate of share creations during the three months ended December 31, 2010.  The increase in registration fees and expenses incurred by US12OF for the three months ended December 31, 2009, as compared to the three months ended December 31, 2008, was primarily due to the relative size of US12OF and activity that resulted from its increased size, including the registration and offering of additional units, increased brokerage fees, increased licensing fees and increased tax reporting costs due to the greater number of unitholders for the three months ended December 31, 2008.

US12OF is responsible for paying its portion of the directors’ and officers’ liability insurance of USCF and the fees and expenses of the independent directors of USCF who are also USCF’s audit committee members. US12OF shares these fees and expenses with USOF, USNG, UGA, USHO, USSO, US12NG and USBO based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2010 amounted to a total of $1,107,140 for all funds other than USCI, and US12OF’s portion of such fees and expenses was $34,678.

US12OF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil Interests or Treasuries. During the three months ended December 31, 2010, total commissions paid to brokers amounted to $5,244. By comparison, during the three months ended December 31, 2009 and 2008, total commissions paid to brokers amounted to $5,043 and $757, respectively.  The increase in total commissions paid to brokers for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009 and 2008 was primarily due to an increase in creations and redemptions of units during the three months ended December 31, 2010. The increase in assets required US12OF to purchase a greater number of Oil Futures Contracts and incur a higher amount of commissions.  As an annualized percentage of total net assets, the figure for the three months ended December 31, 2010 represents approximately 0.01% of total net assets.  By comparison, the figure for the three months ended December 31, 2009 represented approximately 0.01% of total net assets and the figure for the three months ended December 31, 2008 represented approximately 0.07% of total net assets.  However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with US12OF’s audit expenses and tax accounting and reporting requirements are paid by US12OF.

Dividend and Interest Income. US12OF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil Interests in an amount equal to the total net assets of its portfolio.  Typically, such investments do not require US12OF to pay the full amount of the contract value at the time of purchase, but rather require US12OF to post an amount as a margin deposit against the eventual settlement of the contract.  As a result, US12OF retains an amount that is approximately equal to its total net assets, which US12OF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with US12OF’s Custodian. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended December 31, 2010, US12OF earned $18,543 in dividend and interest income on such cash and/or cash equivalents. Based on US12OF’s average daily total net assets, this was equivalent to an annualized yield of 0.05%. US12OF did not purchase Treasuries during the three months ended December 31, 2010 and held only cash and/or cash equivalents during this time period.  By comparison, for the three months ended December 31, 2009 and 2008, US12OF earned $21,318 and $10,012, respectively, in dividend and interest income on such cash and/or cash equivalents.  Based on US12OF’s average daily total net assets, this was equivalent to an annualized yield of 0.05% and 0.94%, respectively.  US12OF did not purchase Treasuries during the three months ended December 31, 2009 or 2008 and held only cash and/or cash equivalents during these time periods.  Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were lower during the three months ended December 31, 2010 compared to the three months ended December 31, 2009 and 2008.  As a result, the amount of income earned by US12OF as a percentage of total net assets remained flat during the three months ended December 31, 2010 compared to the three months ended December 31, 2009 and was lower during the three months ended December 31, 2010 compared to the three months ended December 31, 2008.

Tracking US12OF’s Benchmark. US12OF’s management seeks to manage US12OF’s portfolio such that changes in its average daily NAV, on a percentage basis, closely track the changes in the average of the daily prices of the Benchmark Oil Futures Contracts, also on a percentage basis. Specifically, US12OF’s management seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in US12OF’s NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the prices of the Benchmark Oil Futures Contracts. As an example, if the average daily movement of the average of the prices of the Benchmark Oil Futures Contracts for a particular 30-valuation day time period was 0.5% per day, US12OF management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). US12OF’s portfolio management goals do not include trying to make the nominal price of US12OF’s NAV equal to the average of the nominal prices of the current Benchmark Oil Futures Contracts or the spot price for light, sweet crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Oil Futures Contracts.

For the 30 valuation days ended December 31, 2010, the simple average daily change in the Benchmark Oil Futures Contracts was 0.396%, while the simple average daily change in the NAV of US12OF over the same time period was 0.394%.  The average daily difference was -0.002% (or -0.2 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the average price of the Benchmark Oil Futures Contracts, the average error in daily tracking by the NAV was -4.744%, meaning that over this time period US12OF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.  The first chart below shows the daily movement of US12OF’s NAV versus the daily movement of the Benchmark Oil Futures Contracts for the 30-valuation day period ended December 31, 2010.  The second chart below shows the monthly total returns of US12OF as compared to the monthly value of the Benchmark Oil Futures Contracts since inception.

Since the commencement of the offering of US12OF’s units to the public on June 27, 2007 to December 31, 2010, the simple average daily change in the average price of its Benchmark Oil Futures Contracts was 0.010%, while the simple average daily change in the NAV of US12OF over the same time period was 0.010%.  The average daily difference was -0.0003% (or -0.03 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the average price of the Benchmark Oil Futures Contracts, the average error in daily tracking by the NAV was -0.169%, meaning that over this time period US12OF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative tracking measurement of the return performance of US12OF versus the return of its Benchmark Oil Futures Contracts can be calculated by comparing the actual return of US12OF, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that US12OF’s returns had been exactly the same as the daily changes in the average of the prices of its Benchmark Oil Futures Contracts.

For the year ended December 31, 2010, the actual total return of US12OF as measured by changes in its NAV was 6.29%. This is based on an initial NAV of $40.37 on December 31, 2009 and an ending NAV as of December 31, 2010 of $42.91. During this time period, US12OF made no distributions to its unitholders.  However, if US12OF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Oil Futures Contracts, US12OF would have had an estimated NAV of $43.25 as of December 31, 2010, for a total return over the relevant time period of 7.13%.  The difference between the actual NAV total return of US12OF of 6.29% and the expected total return based on the Benchmark Oil Futures Contracts of 7.13% was an error over the time period of -0.84%, which is to say that US12OF’s actual total return underperformed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that US12OF pays, offset in part by the income that US12OF collects on its cash and cash equivalent holdings.  During the year ended December 31, 2010, US12OF received dividend and interest income of $68,509, which is equivalent to a weighted average income rate of 0.04% for such period.  In addition, during the year ended December 31, 2010, US12OF also collected $12,000 from its Authorized Purchasers for creating or redeeming baskets of units.  This income also contributed to US12OF’s actual return. During the year ended December 31, 2010, US12OF incurred total expenses of $1,299,784.  Income from dividends and interest and Authorized Purchaser collections net of expenses was $(1,219,275), which is equivalent to a weighted average net income rate of -0.80% for the year ended December 31, 2010.

By comparison, for the year ended December 31, 2009, the actual total return of US12OF as measured by changes in its NAV was 29.23%.  This was based on an initial NAV of $31.24 on December 31, 2008 and an ending NAV as of December 31, 2009 of $40.37.  During this time period, US12OF made no distributions to its unitholders.  However, if US12OF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Oil Futures Contracts, US12OF would have had an estimated NAV of $40.83 as of December 31, 2009, for a total return over the relevant time period of 30.69%.  The difference between the actual NAV total return of US12OF of 29.23% and the expected total return based on the Benchmark Oil Futures Contracts of 30.69% was an error over the time period of -1.46%, which is to say that US12OF’s actual total return underperformed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that US12OF paid, offset in part by the income that US12OF collected on its cash and cash equivalent holdings.  During the year ended December 31, 2009, US12OF received dividend and interest income of $195,614, which is equivalent to a weighted average income rate of 0.14% for such period.  In addition, during the year ended December 31, 2009, US12OF also collected $32,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to US12OF’s actual return.  During the year ended December 31, 2009, US12OF incurred total net expenses of $1,582,648.  Income from dividends and interest and Authorized Purchaser collections net of expenses was $(1,355,034), which is equivalent to a weighted average net income rate of -0.95% for the year ended December 31, 2009.

By comparison, for the year ended December 31, 2008, the actual total return of US12OF as measured by changes in its NAV was -42.39%.  This was based on an initial NAV of $54.23 on December 31, 2007 and an ending NAV as of December 31, 2008 of $31.24.  During this time period, US12OF made no distributions to its unitholders. However, if US12OF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Oil Futures Contracts, US12OF would have had an estimated NAV of $30.71 as of December 31, 2008, for a total return over the relevant time period of -43.36%.  The difference between the actual NAV total return of US12OF of -42.39% and the expected total return based on the Benchmark Oil Futures Contracts of -43.36% was an error over the time period of 0.97%, which is to say that US12OF’s actual total return exceeded the benchmark result by that percentage.  Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that US12OF paid, offset in part by the income that US12OF collected on its cash and cash equivalent holdings.  During the year ended December 31, 2008, US12OF received dividend and interest income of $151,396, which is equivalent to a weighted average income rate of 1.85% for such period.  In addition, during the year ended December 31, 2008, US12OF also collected $4,000 from its Authorized Purchasers for creating or redeeming baskets of units.  This income also contributed to US12OF’s actual return.  During the year ended December 31, 2008, US12OF incurred total net expenses of $70,046.  Income from dividends and interest and Authorized Purchaser collections net of expenses was $85,350, which is equivalent to a weighted average net income rate of 1.04% for the year ended December 31, 2008.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

There are currently three factors that have impacted or are most likely to impact US12OF’s ability to accurately track its Benchmark Oil Futures Contracts.

First, US12OF may buy or sell its holdings in the then current Benchmark Oil Futures Contracts at a price other than the closing settlement price of that contract on the day during which US12OF executes the trade.  In that case, US12OF may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contracts, which could cause the changes in the daily NAV of US12OF to either be too high or too low relative to the changes in the Benchmark Oil Futures Contracts.  During the year ended December 31, 2010, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for US12OF to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact US12OF’s attempt to track the Benchmark Oil Futures Contracts over time.

Second, US12OF earns dividend and interest income on its cash and cash equivalents. US12OF is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders in 2010. Interest payments, and any other income, were retained within the portfolio and added to US12OF’s NAV.  When this income exceeds the level of US12OF’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), US12OF will realize a net yield that will tend to cause daily changes in the NAV of US12OF to track slightly higher than daily changes in the average of the prices of the Benchmark Oil Futures Contracts.  During the year ended December 31, 2010, US12OF earned, on an annualized basis, approximately 0.04% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.01% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.23% for other expenses.  The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -0.80% and affected US12OF’s ability to track its benchmark.  If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase.  When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Oil Futures Contracts.

Third, US12OF may hold Other Oil Interests in its portfolio that may fail to closely track the Benchmark Oil Futures Contracts’ total return movements. In that case, the error in tracking the Benchmark Oil Futures Contracts could result in daily changes in the NAV of US12OF that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contracts. During the year ended December 31, 2010, US12OF did not hold any Other Oil Interests. If US12OF increases in size, and due to its obligations to comply with regulatory limits, US12OF may invest in Other Oil Interests which may have the effect of increasing transaction related expenses and may result in increased tracking error.

Term Structure of Crude Oil Futures Prices and the Impact on Total Returns. Several factors determine the total return from investing in a futures contract position. One factor that impacts the total return that will result from investing in near month futures contracts and “rolling” those contracts forward each month is the price relationship between the current near month contracts and the next month contracts.  For example, if the price of the near month contract is higher than the next month contract (a situation referred to as “backwardation” in the futures market), then absent any other change there is a tendency for the price of a next month contract to rise in value as it becomes the near month contract and approaches expiration.  Conversely, if the price of a near month contract is lower than the next month contract (a situation referred to as “contango” in the futures market), then absent any other change there is a tendency for the price of a next month contract to decline in value as it becomes the near month contract and approaches expiration.

As an example, assume that the price of crude oil for immediate delivery (the “spot” price), was $50 per barrel, and the value of a position in the near month futures contract was also $50.  Over time, the price of a barrel of crude oil will fluctuate based on a number of market factors, including demand for oil relative to its supply.  The value of the near month contract will likewise fluctuate in reaction to a number of market factors.  If investors seek to maintain their position in a near month contract and not take delivery of the oil, every month they must sell their current near month contract as it approaches expiration and invest in the next month contract.

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

The chart below compares the price of the near month contract to the average price of the near 12 month contracts over the last 10 years (2001-2010) for light, sweet crude oil. When the price of the near month contract is higher than the average price of the near 12 month contracts, the market would be described as being in backwardation. When the price of the near month contract is lower than the average price of the near 12 month contracts, the market would be described as being in contango.  Although the prices of the near month contract and the average price of the near 12 month contracts do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the average price of the near 12 month contracts (backwardation), and other times they are below the average price of the near 12 month contracts (contango).

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the average dollar price of the near 12 month contracts for light, sweet crude oil from the dollar price of the near month contract for light, sweet crude oil. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between 2001 and 2010.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango.  During 2006 and the first half of 2007, these markets experienced contango.  However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation.  The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango.  The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation.  Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008.  Throughout 2009, the crude oil market remained in contango.  During parts of January and February 2009, the level of contango was unusually steep.  Crude oil inventories, which reached historic levels in January and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the balance of 2009 and the beginning of 2010.  The crude oil futures market remained in contango through the end of 2010.

USCF believes that holding futures contracts whose expiration dates are spread out over a 12 month period of time will cause the total return of such a portfolio to vary compared to a portfolio that holds only a single month’s contract (such as the near month contract).  In particular, USCF believes that the total return of a portfolio holding contracts with a range of expiration months will be impacted differently by the price relationship between different contract months of the same commodity future compared to the total return of a portfolio consisting of the near month contract. USCF believes that based on historical evidence a portfolio that held futures contracts with a range of expiration dates spread out over a 12 month period of time would typically be impacted less by the positive effect of backwardation, and less by the negative effect of contango, compared to a portfolio that held contracts of a single near month.  As a result, absent the impact of any other factors, a portfolio of 12 different monthly contracts would tend to have a lower total return than a near month only portfolio in a backwardation market and a higher total return in a contango market. However there can be no assurance that such historical relationships would provide the same or similar results in the future.

Periods of contango or backwardation do not materially impact US12OF’s investment objective of having the percentage changes in its per unit NAV track the percentage changes in the average of the prices of the Benchmark Oil Futures Contracts since the impact of backwardation and contango tend to equally impact the percentage changes in price of both US12OF’s units and the Benchmark Oil Futures Contracts. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Crude Oil Market. During the year ended December 31, 2010, crude oil prices were impacted by several factors.  On the consumption side, demand increased inside and outside the United States as global economic growth, including emerging economies such as China and India, improved during 2010.  On the supply side, efforts to reduce production by OPEC to more closely match global consumption were partially successful.  Crude oil prices finished 2010 approximately 15.15% higher than at the beginning of the year, though investors looked forward to continued improvements in the global economy.  Management believes, however, that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels.

Crude Oil Price Movements in Comparison to Other Energy Commodities and Investment Categories. USCF believes that investors frequently measure the degree to which prices or total returns of one investment or asset class move up or down in value in concert with another investment or asset class.  Statistically, such a measure is usually done by measuring the correlation of the price movements of the two different investments or asset classes over some period of time.  The correlation is scaled between 1 and -1, where 1 indicates that the two investment options move up or down in price or value together, known as “positive correlation,” and -1 indicating that they move in completely opposite directions, known as “negative correlation.”  A correlation of 0 would mean that the movements of the two are neither positively or negatively correlated, known as “non-correlation.”  That is, the investment options sometimes move up and down together and other times move in opposite directions.

For the ten year time period between 2000 and 2010, the chart below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.  It can be seen that over this particular time period, the movement of crude oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities.  However, movements in crude oil had a strong positive correlation to movements in heating oil and unleaded gasoline.  Finally, crude oil had a positive, but weaker, correlation with natural gas.

10 Year Correlation Matrix 2000-2010	Large Cap U.S. Equities (S&P 500)	U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.338	0.969	0.185	0.169	0.051	0.228
U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.305	-0.256	-0.135	0.108	-0.185
Global Equities (FTSE World Index)			1.000	0.238	0.252	0.108	0.312
Unleaded Gasoline				1.000	0.699	0.253	0.745
Heating Oil					1.000	0.451	0.829
Natural Gas						1.000	0.307
Crude Oil							1.000
Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart.  Over the one year period ended December 31, 2010, crude oil continued to have a strong positive correlation with heating oil and unleaded gasoline.  During this period, it also had a weaker correlation with the movements of natural gas compared to what it had displayed over the ten year period ended December 31, 2010.  Notably, the correlation between crude oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten year period ended December 31, 2010, displayed results that indicated that they had a strong positive correlation over this shorter time period, particularly due to the recent upturn in the U.S. and global economies.  Finally, the results showed that crude oil and U.S. government bonds, which had essentially been non-correlated for the ten year period ended December 31, 2010, were negatively correlated over this more recent time period.

Correlation Matrix 2010	Large Cap U.S. Equities (S&P 500)	U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.766	0.974	0.796	0.826	0.016	0.846
U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.693	-0.779	-0.692	-0.117	-0.714
Global Equities (FTSE World Index)			1.000	0.754	0.814	-0.006	0.827
Unleaded Gasoline				1.000	0.896	0.005	0.953
Heating Oil					1.000	-0.051	0.937
Natural Gas						1.000	0.118
Crude Oil							1.000
Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Investors are cautioned that the historical price relationships between crude oil and various other energy commodities, as well as other investment asset classes, as measured by correlation may not be reliable predictors of future price movements and correlation results.  The results pictured above would have been different if a different range of dates had been selected. USCF believes that crude oil has historically not demonstrated a strong correlation with equities or bonds over long periods of time.  However, USCF also believes that in the future it is possible that crude oil could have long term correlation results that indicate prices of crude oil more closely track the movements of equities or bonds.  In addition, USCF believes that, when measured over time periods shorter than ten years, there will always be some periods where the correlation of crude oil to equities and bonds will be either more strongly positively correlated or more strongly negatively correlated than the long term historical results suggest.

The correlations between crude oil, natural gas, heating oil and gasoline are relevant because USCF endeavors to invest US12OF’s assets in Oil Futures Contracts and Other Oil Interests so that daily changes in percentage terms in US12OF’s NAV correlate as closely as possible with daily changes in percentage terms in the average price of the Benchmark Oil Futures Contracts.  If certain other fuel-based commodity futures contracts do not closely correlate with the crude Oil Futures Contracts, then their use could lead to greater tracking error. As noted above, USCF also believes that the changes in percentage terms in the average price of the Benchmark Oil Futures Contracts will closely correlate with changes in percentage terms in the spot price of light, sweet crude oil.

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

USCF has evaluated the nature and types of estimates that it makes in preparing US12OF’s financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy.  The values which are used by US12OF for its Oil Futures Contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, US12OF estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

US12OF currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on cash and/or cash equivalents. US12OF has allocated substantially all of its net assets to trading in oil interests.  US12OF invests in oil interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil Interests. A significant portion of US12OF’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in oil interests. The balance of the net assets is held in US12OF’s account at the Custodian. Income received from US12OF’s money market funds is paid to US12OF. In periods prior to 2009, the amount of cash earned by US12OF from the sale of Creation Baskets and from income earned has exceeded the amount of cash required to pay US12OF’s expenses. However, during the years ended December 31, 2009 and 2010, US12OF’s expenses exceeded the income US12OF earned and the cash earned from the sale of Creation Baskets.  During the years ended December 31, 2009 and 2010, US12OF was forced to use other assets to pay cash expenses, which could cause a drop in US12OF’s NAV over time.  To the extent expenses exceed income, US12OF’s NAV will be negatively impacted.

US12OF’s investments in oil interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons.  For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.”  During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent US12OF from promptly liquidating its positions in futures contracts. During the year ended December 31, 2010, US12OF was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, US12OF cannot predict whether such an event may occur in the future.

Prior to the initial offering of US12OF, all payments with respect to US12OF’s expenses were paid by USCF.  US12OF does not have an obligation or intention to refund such payments by USCF.  USCF is under no obligation to pay US12OF’s current or future expenses.  Since the initial offering of units, US12OF has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (v) other expenses, including certain tax reporting costs, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of the Marketing Agent, the Administrator and the Custodian and offering expenses relating to the initial offering of units.  If USCF and US12OF are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, US12OF will terminate and investors may lose all or part of their investment.

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

Credit Risk

When US12OF enters into Oil Futures Contracts and Other Oil Interests, it is exposed to the credit risk that the counterparty will not be able to meet its obligations.  The counterparty for the Oil Futures Contracts traded on the NYMEX and on most other futures exchanges is the clearinghouse associated with the particular exchange.  In general, in addition to margin required to be posted by the clearinghouse in connection with cleared trades, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to US12OF in such circumstances.

USCF attempts to manage the credit risk of US12OF by following various trading limitations and policies.  In particular, US12OF generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Oil Futures Contracts and Other Oil Interests it holds.  USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of US12OF to limit its credit exposure.

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

If, in the future, US12OF purchases over-the-counter contracts, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of over-the-counter contracts.

As of December 31, 2010, US12OF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $160,492,707.  This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of December 31, 2010, US12OF has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of US12OF.  While US12OF’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on US12OF’s financial position.

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

Contractual Obligations

US12OF’s primary contractual obligations are with USCF. In return for its services, USCF is entitled to a management fee calculated monthly as a fixed percentage of US12OF’s NAV, currently 0.60% of NAV on its average daily net assets.

USCF agreed to pay the start-up costs associated with the formation of US12OF, primarily its legal, accounting and other costs in connection with USCF’s registration with the CFTC as a CPO and the registration and listing of US12OF and its units with the SEC, FINRA and the AMEX, respectively.  However, since US12OF’s initial offering of units, offering costs incurred in connection with registering and listing additional units of US12OF have been directly borne on an ongoing basis by US12OF, and not by USCF.

USCF pays the fees of the Marketing Agent and the fees of the Custodian and transfer agent, BBH&Co., as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of US12OF’s financial statements and its SEC and CFTC reports.  USCF and US12OF have also entered into a licensing agreement with the NYMEX pursuant to which US12OF and the affiliated funds managed by USCF, other than USBO and USCI, pay a licensing fee to the NYMEX. US12OF also pays the fees and expenses associated with its tax accounting and reporting requirements with the exception of certain initial implementation service fees and base service fees which are borne by USCF.

In addition to USCF’s management fee, US12OF pays its brokerage fees (including fees to a futures commission merchant), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of units, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses.  The latter are expenses not incurred in the ordinary course of US12OF’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a futures commission merchant are on a contract-by-contract, or round turn, basis.  US12OF also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Financial Statements in Item 8 of this annual report on Form 10-K.

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as US12OF’s NAVs and trading levels to meet its investment objective will not be known until a future date.  These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of US12OF’s existence. Either party may terminate these agreements earlier for certain reasons described in the agreements.   As of December 31, 2010, US12OF’s portfolio consisted of 1,924 Crude Oil Futures CL Contracts traded on the NYMEX.  For a list of US12OF’s current holdings, please see US12OF’s website at www.unitedstates12monthoilfund.com.

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

To protect itself from the credit risk that arises in connection with such contracts, US12OF may enter into agreements with each counterparty that provide for the netting of its overall exposure to such counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. US12OF also may require that the counterparty be highly rated and/or provide collateral or other credit support to address US12OF’s exposure to the counterparty.  In addition, it is also possible for US12OF and its counterparty to agree to clear their transactions under the agreement through an established futures clearinghouse such as those connected to the NYMEX or the ICE Futures.  In that event, US12OF would no longer bear the credit risk of its original counterparty, as the clearinghouse would now be US12OF’s counterparty. US12OF would still retain any price risk associated with its transaction and would be required to deposit margin to secure the clearinghouse’s exposure to US12OF.

The creditworthiness of each potential counterparty is assessed by USCF.  USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by the Board. Furthermore, USCF on behalf of US12OF only enters into over-the-counter contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC.  Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel.  Existing counterparties are also reviewed periodically by USCF.

US12OF anticipates that the use of Other Oil Interests together with its investments in Oil Futures Contracts will produce price and total return results that closely track the investment goals of US12OF.  However, there can be no assurance of this.  Over-the-counter contracts may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Oil Futures Contracts, which may impact US12OF’s ability to successfully track the Benchmark Oil Futures Contract.

US12OF may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the average of the prices of the Benchmark Oil Futures Contracts. US12OF would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months. The effect of holding such combined positions is to adjust the sensitivity of US12OF to changes in the price relationship between futures contracts which will expire sooner and those that will expire later. US12OF would use such a spread if USCF felt that taking such long and short positions, when combined with the rest of its holdings, would more closely track the investment goals of US12OF, or if USCF felt it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in oil prices. US12OF would enter into a straddle when it chooses to take an option position consisting of a long (or short) position in both a call option and put option. The economic effect of holding certain combinations of put options and call options can be very similar to that of owning the underlying futures contracts. US12OF would make use of such a straddle approach if, in the opinion of USCF, the resulting combination would more closely track the investment goals of US12OF or if it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in oil prices.

During the year ended December 31, 2010, US12OF did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, US12OF was not exposed to counterparty risk.

Item 8.   Financial Statements and Supplementary Data.

United States 12 Month Oil Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

US12OF’s management assessed the effectiveness of US12OF’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on the assessment, US12OF’s management believes that, as of December 31, 2010, its internal control over financial reporting is effective.

Attestation Report of Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm
Auditors’ Report on Internal Control over Financial Reporting

To the Partners of
United States 12 Month Oil Fund, LP

We have audited the internal control over financial reporting of United States 12 Month Oil Fund, LP (the “Fund”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2010, of the Fund and our report dated March 14, 2011 expressed an unqualified opinion on those financial statements.

/s/ SPICER JEFFRIES LLP
Greenwood Village, Colorado
March 14, 2011

Report of Independent Registered Public Accounting Firm

To the Partners of
United States 12 Month Oil Fund, LP

We have audited the accompanying statements of financial condition of United States 12 Month Oil Fund, LP (the “Fund”) as of December 31, 2010 and 2009, including the schedule of investments as of December 31, 2010 and 2009, and the related statements of operations, changes in partners’ capital and cash flows for the years ended December 31, 2010, 2009 and 2008.  These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States 12 Month Oil Fund, LP as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Fund's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2011 expressed an unqualified opinion on the Fund's internal control over financial reporting.

/s/ SPICER JEFFRIES LLP
Greenwood Village, Colorado
March 14, 2011

United States 12 Month Oil Fund, LP
Statements of Financial Condition
At December 31, 2010 and 2009

	2010	2009
Assets
Cash and cash equivalents (Note 5)	$152,952,590	$141,666,539
Equity in UBS Securities LLC trading accounts:
Cash	7,540,117	3,408,951
Unrealized gain on open commodity futures contracts	15,866,560	20,802,090
Receivable for units sold	4,221,132	-
Dividend receivable	3,904	6,219
Other assets	139,061	145,723

Total assets	$180,723,364	$166,029,522

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$81,666	$78,963
Professional fees payable	419,559	405,399
License fees payable	9,426	9,318
Brokerage commission fees payable	6,282	10,532
Directors' fees payable	3,169	2,001

Total liabilities	520,102	506,213

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	180,203,262	165,523,309
Total Partners' Capital	180,203,262	165,523,309

Total liabilities and partners' capital	$180,723,364	$166,029,522

Limited Partners' units outstanding	4,200,000	4,100,000
Net asset value per unit	$42.91	$40.37
Market value per unit	$43.10	$40.46

See accompanying notes to financial statements.

United States 12 Month Oil Fund, LP
Schedule of Investments
At December 31, 2010

		Gain on Open	% of
	Number of	Commodity	Partners'
	Contracts	Contracts	Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Crude Oil Futures CL contracts, expire February 2011	160	$638,560	0.35
NYMEX Crude Oil Futures CL contracts, expire March 2011	160	2,147,200	1.19
NYMEX Crude Oil Futures CL contracts, expire April 2011	161	1,194,170	0.66
NYMEX Crude Oil Futures CL contracts, expire May 2011	160	789,530	0.44
NYMEX Crude Oil Futures CL contracts, expire June 2011	161	1,294,680	0.72
NYMEX Crude Oil Futures CL contracts, expire July 2011	160	2,080,520	1.15
NYMEX Crude Oil Futures CL contracts, expire August 2011	160	2,434,130	1.35
NYMEX Crude Oil Futures CL contracts, expire September 2011	161	1,270,340	0.71
NYMEX Crude Oil Futures CL contracts, expire October 2011	160	1,689,630	0.94
NYMEX Crude Oil Futures CL contracts, expire November 2011	161	963,750	0.53
NYMEX Crude Oil Futures CL contracts, expire December 2011	160	634,330	0.35
NYMEX Crude Oil Futures CL contracts, expire January 2012	160	729,720	0.41
Total Open Futures Contracts	1,924	$15,866,560	8.80

	Principal	Market
	Amount	Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	$75,148,786	$75,148,786	41.70
Goldman Sachs Financial Square Funds - Government Fund - Class SL	42,447,079	42,447,079	23.56
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	20,004,002	20,004,002	11.10
Total Cash Equivalents		$137,599,867	76.36

See accompanying notes to financial statements.

United States 12 Month Oil Fund, LP
Schedule of Investments
At December 31, 2009

		Gain on Open	% of
	Number of	Commodity	Partners'
	Contracts	Contracts	Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Crude Oil Futures CL contracts, expire February 2010	168	$3,502,370	2.12
NYMEX Crude Oil Futures CL contracts, expire March 2010	168	3,474,710	2.10
NYMEX Crude Oil Futures CL contracts, expire April 2010	168	3,393,500	2.05
NYMEX Crude Oil Futures CL contracts, expire May 2010	168	2,339,230	1.41
NYMEX Crude Oil Futures CL contracts, expire June 2010	168	2,327,770	1.41
NYMEX Crude Oil Futures CL contracts, expire July 2010	168	883,420	0.53
NYMEX Crude Oil Futures CL contracts, expire August 2010	168	1,801,700	1.09
NYMEX Crude Oil Futures CL contracts, expire September 2010	168	402,380	0.24
NYMEX Crude Oil Futures CL contracts, expire October 2010	168	1,161,910	0.70
NYMEX Crude Oil Futures CL contracts, expire November 2010	168	1,261,390	0.76
NYMEX Crude Oil Futures CL contracts, expire December 2010	168	188,340	0.11
NYMEX Crude Oil Futures CL contracts, expire January 2011	168	65,370	0.04
Total Open Futures Contracts	2,016	$20,802,090	12.56

	Principal	Market
	Amount	Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	$75,104,469	$75,104,469	45.38
Goldman Sachs Financial Square Funds - Government Fund - Class SL	42,428,043	42,428,043	25.63
Total Cash Equivalents		$117,532,512	71.01

See accompanying notes to financial statements.

United States 12 Month Oil Fund, LP
Statements of Operations
For the years ended December 31, 2010, 2009 and 2008
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain on closed positions	$17,158,730	$49,183,430	$1,889,260
Change in unrealized gain (loss) on open positions	(4,935,530)	23,556,720	(4,280,000)
Dividend income	65,040	178,949	74,235
Interest income	3,469	16,665	77,161
Other income	12,000	32,000	4,000

Total income (loss)	12,303,709	72,967,764	(2,235,344)

Expenses
General Partner management fees (Note 3)	931,307	864,557	49,187
Professional fees	273,067	524,564	110,918
License fees	37,079	33,993	2,854
Directors' fees	30,284	8,535	1,781
Brokerage commission fees	13,314	49,573	2,325
Registration fees	9,540	107,883	-
Other expenses	5,193	4,770	-

Total expenses	1,299,784	1,593,875	167,065

Expense waiver (Note 3)	-	(11,227)	(97,019)

Net expenses	1,299,784	1,582,648	70,046

Net income (loss)	$11,003,925	$71,385,116	$(2,305,390)
Net income (loss) per limited partnership unit	$2.54	$9.13	$(22.99)
Net income (loss) per weighted average limited partnership unit	$2.77	$17.59	$(16.23)
Weighted average limited partnership units outstanding	3,975,616	4,058,356	142,077

See accompanying notes to financial statements.

United States 12 Month Oil Fund, LP
Statements of Changes in Partners' Capital
For the years ended December 31, 2010, 2009 and 2008

	General Partner	Limited Partners	Total

Balances, at December 31, 2007	$-	$21,691,479	$21,691,479
Addition of 100,000 partnership units	-	3,105,118	3,105,118
Redemption of 300,000 partnership units	-	(16,243,629)	(16,243,629)
Net loss	-	(2,305,390)	(2,305,390)

Balances, at December 31, 2008	-	6,247,578	6,247,578
Addition of 7,000,000 partnership units	-	200,837,381	200,837,381
Redemption of 3,100,000 partnership units	-	(112,946,766)	(112,946,766)
Net income	-	71,385,116	71,385,116

Balances, at December 31, 2009	-	165,523,309	165,523,309
Addition of 1,000,000 partnership units	-	39,262,000	39,262,000
Redemption of 900,000 partnership units	-	(35,585,972)	(35,585,972)
Net income	-	11,003,925	11,003,925

Balances, at December 31, 2010	$-	$180,203,262	$180,203,262

Net Asset Value Per Unit:
At December 6, 2007 (commencement of operations)	$50.00
At December 31, 2007	$54.23
At December 31, 2008	$31.24
At December 31, 2009	$40.37
At December 31, 2010	$42.91

See accompanying notes to financial statements.

United States 12 Month Oil Fund, LP
Statements of Cash Flows
For the years ended December 31, 2010, 2009 and 2008

	Year ended	Year ended	Year ended
	December 31, 2010	December 31, 2009	December 31, 2008
Cash Flows from Operating Activities:
Net income (loss)	$11,003,925	$71,385,116	$(2,305,390)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash	(4,131,166)	1,584,261	(2,994,104)
Unrealized (gain) loss on futures contracts	4,935,530	(23,556,720)	4,280,000
(Increase) decrease in dividend receivable	2,315	(3,876)	2,652
(Increase) decrease in receivable from General Partner	-	97,019	(97,020)
(Increase) decrease in other assets	6,662	(145,723)	-
Increase (decrease) in General Partner management fees payable	2,703	76,812	(6,639)
Increase in professional fees payable	14,160	306,000	96,799
Increase (decrease) in license fees payable	108	8,992	(214)
Increase (decrease) in brokerage commission fees payable	(4,250)	9,882	650
Increase (decrease) in directors' fees payable	1,168	1,838	(176)

Net cash provided by (used in) operating activities	11,831,155	49,763,601	(1,023,442)

Cash Flows from Financing Activities:
Addition of partnership units	35,040,868	200,837,381	3,105,118
Redemption of partnership units	(35,585,972)	(112,946,766)	(16,243,629)

Net cash provided by (used in) financing activities	(545,104)	87,890,615	(13,138,511)

Net Increase (Decrease) in Cash and Cash Equivalents	11,286,051	137,654,216	(14,161,953)

Cash and Cash Equivalents, beginning of year	141,666,539	4,012,323	18,174,276
Cash and Cash Equivalents, end of year	$152,952,590	$141,666,539	$4,012,323

See accompanying notes to financial statements.

United States 12 Month Oil Fund, LP
Notes to Financial Statements
For the years ended December 31, 2010, 2009 and 2008

NOTE 1 - ORGANIZATION AND BUSINESS

The United States 12 Month Oil Fund, LP (“US12OF”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007.  US12OF is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, US12OF’s units traded on the American Stock Exchange (the “AMEX”). US12OF will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of December 4, 2007 (the “LP Agreement”). The investment objective of US12OF is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of the 12 futures contracts for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months, less US12OF’s expenses. US12OF accomplishes its objective through investments in futures contracts for light, sweet crude oil, and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil Interests”). As of December 31, 2010, US12OF held 1,924 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX.

US12OF commenced investment operations on December 6, 2007 and has a fiscal year ending on December 31. United States Commodity Funds LLC (“USCF”) is responsible for the management of US12OF. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008.  USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively.  USCF is also the sponsor of the United States Commodity Index Fund (“USCI”) which listed its units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010.  USCF has also filed a registration statement to register units of the United States Metals Index Fund, the United States Agriculture Index Fund and the United States Copper Index Fund.

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

In December 2007, US12OF initially registered 11,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission. On December 6, 2007, US12OF listed its units on the AMEX under the ticker symbol “USL”. On that day, US12OF established its initial net asset value by setting the price at $50.00 per unit and issued 300,000 units in exchange for $15,000,000. US12OF also commenced investment operations on December 6, 2007 by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of December 31, 2010, US12OF had registered a total of 111,000,000 units.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the statement of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statement of operations. US12OF earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the 90-day Treasury bill rate. In addition, US12OF earns income on funds held at the custodian at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

US12OF is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), US12OF is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position.  US12OF files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states.  US12OF is not subject to income tax return examinations by major taxing authorities for years before 2007 (year of inception).  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in US12OF recording a tax liability that reduces net assets.  However, US12OF’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.  US12OF recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the year ended December 31, 2010.

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

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of US12OF in proportion to the number of units each partner holds as of the close of each month. USCF may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period.  There were no units held by USCF at December 31, 2010.

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

Reclassification

Certain amounts in the accompanying financial statements were reclassified to conform with the current presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires US12OF’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

NOTE 3 - FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

USCF Management Fee

Under the LP Agreement, USCF is responsible for investing the assets of US12OF in accordance with the objectives and policies of US12OF.  In addition, USCF has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to US12OF.  For these services, US12OF is contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.60% per annum of average daily net assets.

Ongoing Registration Fees and Other Offering Expenses

US12OF pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering.  These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale.  For the years ended December 31, 2010, 2009 and 2008, US12OF incurred $9,540, $107,883 and $0, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

US12OF is responsible for paying its portion of the directors’ and officers’ liability insurance of USCF and the fees and expenses of the independent directors of USCF who are also USCF’s audit committee members. Effective as of April 1, 2010, US12OF is responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and each of the affiliated funds.  US12OF shares all director fees and expenses, including any that may become due pursuant to the deferred compensation agreements, with USOF, USNG, UGA, USHO, USSO, US12NG and USBO based on the relative assets of each fund, computed on a daily basis.  These fees and expenses for the year ended December 31, 2010 amounted to a total of $1,107,140 for US12OF, USOF, USNG, UGA, USHO, USSO, US12NG and USBO, and US12OF’s portion of such fees and expenses was $34,678.  For the years ended December 31, 2009 and 2008, these fees and expenses were $433,046 and $282,000, respectively, and US12OF’s portion of such fees and expenses was $12,326 and $1,762, respectively.

Licensing Fees

As discussed in Note 4 below, US12OF entered into a licensing agreement with the NYMEX on January 16, 2008. Pursuant to the agreement, US12OF and the affiliated funds managed by USCF, other than USBO and USCI, pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000.  During the years ended December 31, 2010, 2009 and 2008, US12OF incurred $37,079, $33,993 and $2,854, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with US12OF’s audit expenses and tax accounting and reporting requirements are paid by US12OF.  These costs were approximately $260,000 for the year ended December 31, 2010.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, US12OF pays all brokerage fees and other expenses in connection with the operation of US12OF, excluding costs and expenses paid by USCF as outlined in Note 4 below.  USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of US12OF’s NAV, on an annualized basis, through March 31, 2009 after which date such payments were no longer necessary.  USCF has no obligation to make such payment into subsequent periods.

NOTE 4 - CONTRACTS AND AGREEMENTS

US12OF is party to a marketing agent agreement, dated as of November 13, 2007, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for US12OF as outlined in the agreement.  The fee of the Marketing Agent, which is borne by USCF, is equal to 0.06% on US12OF’s assets up to $3 billion; and 0.04% on US12OF’s assets in excess of $3 billion.

The above fees do not include the following expenses, which are also borne by USCF: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

US12OF is also party to a custodian agreement, dated October 5, 2007, as amended from time to time, with Brown Brothers Harriman & Co. (“BBH&Co.”) and USCF, whereby BBH&Co. holds investments on behalf of US12OF. USCF pays the fees of the custodian, which are determined by the parties from time to time.  In addition, US12OF is party to an administrative agency agreement, dated October 5, 2007, as amended from time to time, with USCF and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for US12OF. USCF also pays the fees of BBH&Co. for its services under such agreement and such fees are determined by the parties from time to time.

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to US12OF and each of the affiliated funds managed by USCF, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of US12OF’s, USOF’s, USNG’s, UGA’s, USHO’s, USSO’s, US12NG’s, USBO’s and USCI’s combined net assets, (b) 0.0465% for US12OF’s, USOF’s, USNG’s, UGA’s, USHO’s, USSO’s, US12NG’s, USBO’s and USCI’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once US12OF’s, USOF’s, USNG’s, UGA’s, USHO’s, USSO’s, US12NG’s, USBO’s and USCI’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays transaction fees ranging from $7.00 to $15.00 per transaction.

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

On January 16, 2008, US12OF and the NYMEX entered into a licensing agreement whereby US12OF was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks.  Under the licensing agreement, US12OF and the affiliated funds managed by USCF, other than USBO and USCI, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3.

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

Through December 31, 2010, all of the futures contracts held by US12OF were exchange-traded.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties.  However, in the future, if US12OF were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance.  The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. US12OF has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, US12OF bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of US12OF’s cash in money market funds that seek to maintain a stable net asset value. US12OF is exposed to any risk of loss associated with an investment in these money market funds. As of December 31, 2010 and 2009, US12OF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $160,492,707 and $145,075,490, respectively.  This amount is subject to loss should these institutions cease operations.

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

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the years ended December 31, 2010, 2009 and 2008. This information has been derived from information presented in the financial statements.

	Year ended	Year ended	Year ended
	December 31, 2010	December 31, 2009	December 31, 2008

Per Unit Operating Performance:

Net asset value, beginning of year	$40.37	$31.24	$54.23
Total income (loss)	2.87	9.52	(21.81)
Net expenses	(0.33)	(0.39)	(1.18)
Net increase (decrease) in net asset value	2.54	9.13	(22.99)
Net asset value, end of year	$42.91	$40.37	$31.24

Total Return	6.29%	29.23%	(42.39)%

Ratios to Average Net Assets
Total income (loss)	7.93%	50.64%	(27.27)%
Management fees	0.60%	0.60%	0.60%
Total expenses excluding management fees	0.24%	0.51%	1.44%
Expenses waived	—%	(0.01)%	1.18%
Net expenses excluding management fees	0.24%	0.50%	0.26%
Net income (loss)	7.09%	49.54%	(28.12)%

Total returns are calculated based on the change in value during the period.  An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from US12OF.

NOTE 7 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2010 and 2009.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2010	2010	2010	2010
Total Income (Loss)	$3,200,633	$(15,904,310)	$7,848,963	$17,158,423
Total Expenses	425,457	343,440	265,532	265,355
Net Income (Loss)	$2,775,176	$(16,247,750)	$7,583,431	$16,893,068
Net Income (Loss) per Unit	$0.74	$(4.31)	$1.79	$4.32

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2009	2009	2009	2009
Total Income (Loss)	$17,055,111	$41,895,328	$(3,906,773)	$17,924,098
Total Expenses	177,366	415,793	486,704	514,012
Expense Waivers	(11,227)	-	-	-
Net Expenses	166,139	415,793	486,704	514,012
Net Income (Loss)	$16,888,972	$41,479,535	$(4,393,477)	$17,410,086
Net Income (Loss) per Unit	$(0.92)	$7.43	$(0.97)	$3.59

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

US12OF values its investments in accordance with Accounting Standards Codification 820 – Fair Value Measurements and Disclosures (“ASC 820”).  ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement.  The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent of US12OF (observable inputs) and (2) US12OF’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs).  The three levels defined by the ASC 820 hierarchy are as follows:

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

The following table summarizes the valuation of US12OF’s securities at December 31, 2010 using the fair value hierarchy:

At December 31, 2010	Total	Level I	Level II	Level III

Short-Term Investments	$137,599,867	$137,599,867	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	15,866,560	15,866,560	-	-

During the year ended December 31, 2010, there were no significant transfers between Level I and Level II.

The following table summarizes the valuation of US12OF’s securities at December 31, 2009 using the fair value hierarchy:

At December 31, 2009	Total	Level I	Level II	Level III

Short-Term Investments	$117,532,512	$117,532,512	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	20,802,090	20,802,090	-	-

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Statement of Financial Condition Location	Fair Value at December 31, 2010	Fair Value at December 31, 2009

Futures -
Commodity Contracts	Assets	$15,866,560	$20,802,090

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended		For the year ended		For the year ended
		December 31, 2010		December 31, 2009		December 31, 2008
	Location of	Realized	Change in	Realized	Change in	Realized	Change in
Derivatives not	Gain or (Loss)	Gain or (Loss)	Unrealized	Gain or (Loss)	Unrealized	Gain or (Loss)	Unrealized
Accounted for as	on Derivatives	on Derivatives	Gain or (Loss)	on Derivatives	Gain or (Loss)	on Derivatives	Gain or (Loss)
Hedging	Recognized	Recognized	Recognized	Recognized	Recognized	Recognized	Recognized
Instruments	in Income	in Income	in Income	in Income	in Income	in Income	in Income

Futures -	Realized gain	$17,158,730		$49,183,430		$1,889,260
Commodity Contracts	(loss) on closed positions

	Change in unrealized		$(4,935,530)		$23,556,720		$(4,280,000)
gain (loss) on open positions

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

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

The duly appointed officers of USCF, including its chief executive officer and chief financial officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of US12OF if US12OF had any officers, have evaluated the effectiveness of US12OF’s disclosure controls and procedures and have concluded that the disclosure controls and procedures of US12OF have been effective as of the end of the period covered by this annual report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

US12OF is responsible for establishing and maintaining adequate internal control over financial reporting. US12OF’s internal control system is designed to provide reasonable assurance to its management and the Board of USCF regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management’s report on internal control over financial reporting is set forth above under the heading, “Management’s Annual Report on Internal Control Over Financial Reporting” in Item 8 of this annual report on Form 10-K.

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

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

Mr. Nicholas Gerber and Mr. Howard Mah serve as executive officers of USCF. US12OF has no executive officers. Its affairs are generally managed by USCF.  The following individuals serve as Management Directors of USCF.

Nicholas Gerber has been the President and CEO of USCF since June 9, 2005 and a Management Director of USCF since May 10, 2005. He maintains his main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502.  He has been listed with the CFTC as a Principal of USCF since November 29, 2005, as Branch Manager of USCF since May 15, 2009 and registered with the CFTC as an Associated Person of USCF on December 1, 2005.  Mr. Gerber also served as Vice President/Chief Investment Officer of Lyon’s Gate Reinsurance Company, Ltd., a company formed to reinsure workmen’s compensation insurance, from June 2003 to December 2009. Mr. Gerber has an extensive background in securities portfolio management and in developing investment funds that make use of indexing and futures contracts.  He is also the founder of Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, that has been sponsoring and providing portfolio management services to mutual funds since March 1995. Since August 1995, Mr. Gerber has been the portfolio manager of the Ameristock Mutual Fund, Inc. a mutual fund registered under the Investment Company Act of 1940, focused on large cap U.S. equities that, as of December 31, 2010, had $201,394,335 in assets. He has also been a Trustee for the Ameristock ETF Trust since June 2006, and served as a portfolio manager for the Ameristock/Ryan 1 Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF from June 2007 to June 2008 when such funds were liquidated. In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Gerber has passed the Series 3 examination for associated persons. He holds an MBA in finance from the University of San Francisco and a BA from Skidmore College. Mr. Gerber is 48 years old.

In concluding that Mr. Gerber should serve as Management Director of USCF, USCF considered his broad business experiences in the industry including: forming and managing investment companies and commodity pools, raising capital for such entities and founding and  managing non-finance related companies.

Howard Mah has been a Management Director of USCF since May 10, 2005, Secretary of USCF since June 9, 2005, and Chief Financial Officer of USCF since May 23, 2006. He has been listed with the CFTC as a Principal of USCF since November 29, 2005. In these roles, Mr. Mah is currently involved in the management of US12OF and the Related Public Funds and will be involved in the management of USMI, USAI and USCUI, if such funds commence operations.  Mr. Mah also serves as USCF’s Chief Compliance Officer. He received a Bachelor of Education from the University of Alberta, in 1986 and an MBA from the University of San Francisco in 1988. He served as Secretary and Chief Compliance Officer of the Ameristock ETF Trust from February 2007 until June 2008 when the trust was liquidated, Chief Compliance Officer of Ameristock Corporation since January 2001; a tax and finance consultant in private practice since January 1995, Secretary of Ameristock Mutual Fund since June 1995 and Ameristock Focused Value Fund from December 2000 to January 2005; Chief Compliance Officer of Ameristock Mutual Fund since August 2004 and the Co-Portfolio Manager of the Ameristock Focused Value Fund from December 2000 to January 2005. Mr. Mah is 46 years old.

In concluding that Mr. Mah should serve as Management Director of USCF, USCF considered his background in accounting and finance, as well as his experience as Chief Compliance Officer for USCF and Ameristock Corporation.

Andrew F. Ngim has been a Management Director of USCF since May 10, 2005 and Treasurer of USCF since June 9, 2005. He has been listed with the CFTC as a Principal of USCF since November 29, 2005. As Treasurer of USCF, Mr. Ngim is currently involved in the management of US12OF and the Related Public Funds and will be involved in the management of USMI, USAI and USCUI, if such funds commence operations.  He received a Bachelor of Arts from the University of California at Berkeley in 1983. Mr. Ngim has been Ameristock Corporation’s Managing Director since January 1999 and co-portfolio manager of Ameristock Corporation since January 2000, Trustee of the Ameristock ETF Trust since February 2007, and served as a portfolio manager for the Ameristock/Ryan 1 Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF from June 2007 to June 2008 when such funds were liquidated. Mr. Ngim is 50 years old.

In concluding that Mr. Ngim should serve as Management Director of USCF, USCF considered his broad career in the financial services industry as well as experience as co-Portfolio Manager of the Ameristock Mutual Fund.

Robert L. Nguyen has been a Management Director of USCF since May 10, 2005. He has been listed with the CFTC as a Principal of USCF since November 29, 2005 and registered with the CFTC as an Associated Person on November 9, 2007. As a Management Director of USCF, Mr. Nguyen is currently involved in the management of US12OF and the Related Public Funds and will be involved in the management of USMI, USAI and USCUI, if such funds commence operations.  He received a Bachelor of Science from California State University Sacramento in 1981. Mr. Nguyen has been the Managing Principal of Ameristock Corporation since January 2000. Mr. Nguyen is 51 years old.

In concluding that Mr. Nguyen should serve as Management Director of USCF, USCF considered his background in the financial services industry as well as his experience in leading the marketing efforts for Ameristock Corporation.

The following individuals provide significant services to US12OF and are employed by USCF.

John P. Love has acted as the Portfolio Operations Manager for US12OF since it commenced operations in December 2007 and the Related Public Funds since January 2006 and, effective March 1, 2010, became the Senior Portfolio Manager for US12OF and the Related Public Funds.  He is expected to be Senior Portfolio Manager for USMI, USAI and USCUI, if such funds commence operations. Mr. Love is also employed by USCF. He has been listed with the CFTC as a Principal of USCF since January 17, 2006. Mr. Love also served as the operations manager of Ameristock Corporation from October 2002 to January 2007, where he was responsible for back office and marketing activities for the Ameristock Mutual Fund and Ameristock Focused Value Fund and for the firm in general. Mr. Love holds a Series 3 license and was registered with the CFTC as an Associated Person of USCF from December 1, 2005 through April 16, 2009. Mr. Love has passed the Level 1 Chartered Financial Analyst examination and is currently a Level II candidate in the CFA Program. He holds a BFA in cinema-television from the University of Southern California. Mr. Love is 39 years old.

John T. Hyland, CFA acts as a Portfolio Manager and as the Chief Investment Officer for USCF.  Mr. Hyland is employed by USCF.  He registered with the CFTC as an Associated Person of USCF on December 1, 2005, and has been listed as a Principal of USCF since January 17, 2006.  Mr. Hyland became the Portfolio Manager for US12OF, USOF, USNG, UGA, USHO, USSO, US12NG, USBO and USCI in December 2007, April 2006, April 2007, February 2008, April 2008, September 2009, November 2009, June 2010 and August 2010, respectively, and as Chief Investment Officer of USCF since January 2008, acts in such capacity on behalf of US12OF and the Related Public Funds.  He is also expected to become the Portfolio Manager for USMI, USAI and USCUI, if such funds commence operations.  As part of his responsibilities for US12OF and the Related Public Funds, Mr. Hyland handles day-to-day trading, helps set investment policies, and oversees US12OF’s and the Related Public Funds’ activities with their futures commission brokers, custodian-administrator, and marketing agent.  Mr. Hyland has an extensive background in portfolio management and research with both equity and fixed income securities, as well as in the development of new types of complex investment funds.  In July 2001, Mr. Hyland founded Towerhouse Capital Management, LLC, a firm that, through December 2009, provided portfolio management and new fund development expertise to non-U.S. institutional investors.  Since January 2010, Towerhouse Capital Management has been inactive.  Mr. Hyland was a Principal for Towerhouse in charge of portfolio research and product development regarding U.S. and non-U.S. real estate related securities.  Mr. Hyland received his Chartered Financial Analyst (“CFA”) designation in 1994.  Mr. Hyland is a member of the CFA Institute (formerly AIMR) and is a member and former president of the CFA society in San Francisco.  He is also a member of the National Association of Petroleum Investment Analysts, a not-for-profit organization of investment professionals focused on the oil industry.  He is a graduate of the University of California, Berkeley. Mr. Hyland is 51 years old.

Ray W. Allen acts as a Portfolio Operations Manager for USOF, US12OF, USSO and USBO.  He has been employed by USCF since January 14, 2008.  He holds a Series 3 license and registered with the CFTC as an Associated Person of USCF on March 25, 2008.  He has been listed with the CFTC as a Principal of USCF since March 18, 2009.  Mr. Allen’s responsibilities include daily trading and operations for USOF, US12OF, USSO and USBO.  Mr. Allen also acted as a Portfolio Operations Manager for UGA, USHO and US12NG until March 1, 2010.  In addition, from February 2002 to October 2007, Mr. Allen was responsible for analyzing and evaluating the creditworthiness of client companies at Marble Bridge Funding Group Inc., in Walnut Creek, CA. Marble Bridge Funding Group Inc. is a commercial finance company providing capital to entrepreneurial companies.  Mr. Allen received a BA in Economics from the University of California at Berkeley in 1980. Mr. Allen is 54 years old.

The following individuals serve as independent directors of USCF.

Peter M. Robinson has been an independent director of USCF since September 30, 2005 and, as such, serves on the Board of USCF, which acts on behalf of US12OF and the Related Public Funds.  He has been listed with the CFTC as a Principal of USCF since December 2005.  Mr. Robinson has been employed as a Research Fellow with the Hoover Institution since 1993. The Hoover Institution is a public policy think tank located on the campus of Stanford University. Mr. Robinson graduated from Dartmouth College in 1979 and Oxford University in 1982. Mr. Robinson received an MBA from the Stanford University Graduate School of Business. Mr. Robinson has also written three books and has been published in the New York Times, Red Herring, and Forbes ASAP and he is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson is 53 years old.

In concluding that Mr. Robinson should serve as independent director of USCF, USCF considered his broad experience in the United States government, including his employment at the Securities and Exchange Commission, and his knowledge of and insight into public policy.

Gordon L. Ellis has been an independent director of USCF since September 30, 2005 and, as such, serves on the Board of USCF, which acts on behalf of US12OF and the Related Public Funds.  He has been listed with the CFTC as a Principal of USCF since November 2005. Mr. Ellis has been Chairman of International Absorbents, Inc., a holding company of Absorption Corp., since July 1988, President and Chief Executive Officer since November 1996 and a Class I Director of the company since July 1985. Mr. Ellis is also a director of Absorption Corp., International Absorbents, Inc.’s wholly-owned subsidiary which is engaged in developing, manufacturing and marketing a wide range of animal care and industrial absorbent products. Mr. Ellis is a director/trustee of Polymer Solutions, Inc., a former publicly-held company that sold all of its assets effective as of February 3, 2004 and is currently winding down its operations and liquidating following such sale. Polymer Solutions previously manufactured paints, coatings, stains and primers for wood furniture manufacturers. Mr. Ellis is a professional engineer with an MBA in international finance. Mr. Ellis is 64 years old.

In concluding that Mr. Ellis should serve as independent director of USCF, USCF considered his experience serving as the Chairman and Chief Executive Officer of a former publicly-traded corporation as well as his experience as an entrepreneur.

Malcolm R. Fobes III has been an independent director of USCF since September 30, 2005 and, as such, serves on the Board of USCF, which acts on behalf of US12OF and the Related Public Funds.  He has been listed with the CFTC as a Principal of USCF since November 2005. Mr. Fobes is the founder, Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940, that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Since June 1997, Mr. Fobes has been the Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Mr. Fobes also serves as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. From April 2000 to July 2006, Mr. Fobes also served as co-portfolio manager of The Wireless Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in companies engaged in the development, production, or distribution of wireless-related products or services. In these roles, Mr. Fobes has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Fobes was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes holds a B.S. degree in Finance and Economics from San Jose State University in California. Mr. Fobes is 46 years old.

In concluding that Mr. Fobes should serve as independent director of USCF, USCF considered his background as founder, Chairman and Chief Executive Officer of a registered investment adviser as well as Chairman, President, Chief Financial Officer and Portfolio Manager of a mutual fund investment company.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: Nicholas Gerber, Melinda Gerber, the Gerber Family Trust, the Nicholas and Melinda Gerber Living Trust, Howard Mah, Andrew Ngim, Robert Nguyen, Peter Robinson, Gordon Ellis, Malcolm Fobes, John Love, John Hyland, Ray Allen and Wainwright Holdings Inc. These individuals are Principals due to their positions, however, Nicholas Gerber and Melinda Gerber are also Principals due to their controlling stake in Wainwright. None of the Principals owns or has any other beneficial interest in US12OF. Ray Allen and John Hyland make trading and investment decisions for US12OF. John Love and Ray Allen execute trades on behalf of US12OF. In addition, Nicholas Gerber, John Hyland, Robert Nguyen, Ray Allen and Kyle Balough are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members.

Audit Committee

The Board of USCF has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes III). The audit committee is governed by an audit committee charter that is posted on US12OF’s website at www.unitedstates12monthoilfund.com. Any unitholder of US12OF may also obtain a printed copy of the audit committee charter, free of charge, by calling 1-800-920-0259. The Board has determined that each member of the audit committee meets the financial literacy requirements of the NYSE Arca and the audit committee charter.  The Board has further determined that each of Messrs. Ellis and Fobes have accounting or related financial management expertise, as required by the NYSE Arca, such that each of them is considered an “Audit Committee Financial Expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

Other Committees

Since the individuals who perform work on behalf of US12OF are not compensated by US12OF, but instead by USCF, US12OF does not have a compensation committee. Similarly, since the directors noted above serve on the Board of USCF, there is no nominating committee of the Board that acts on behalf of US12OF. USCF believes that it is necessary for each member of the Board to possess many qualities and skills. USCF further believes that all directors should possess a considerable amount of business management and educational experience.  There have not been any vacancies on USCF’s Board since the commencement of operations of USOF in April 2006; however, if such a vacancy were to occur, the members of the Board would consider a candidate’s management experience as well as his/her background, stature, conflicts of interest, integrity and ethics.  In connection with this, the Board would also consider issues of diversity, such as diversity of gender, race and national origin, education, professional experience and differences in viewpoints and skills.  The Board does not have a formal policy with respect to diversity; however, the Board believes that it is essential that the Board members represent diverse viewpoints.

Corporate Governance Policy

The Board of USCF has adopted a Corporate Governance Policy that applies to US12OF and the Related Public Funds. US12OF has posted the text of the Corporate Governance Policy on its website at www.unitedstates12monthoilfund.com.  Any unitholder of US12OF may also obtain a printed copy of the Corporate Governance Policy, free of charge, by calling 1-800-920-0259.

Code of Ethics

USCF of US12OF has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and also to US12OF. US12OF has posted the text of the Code of Ethics on its website at www.unitedstates12monthoilfund.com.  Any unitholder of US12OF may also obtain a printed copy of the Code of Ethics, free of charge, by calling 1-800-920-0259. US12OF intends to disclose any amendments or waivers to the Code of Ethics applicable to USCF’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on its website.

Executive Sessions of the Non-Management Directors

In accordance with the Corporate Governance Policy of USCF, the non-management directors of the Board (who are the same as the independent directors of the Board) meet separately from the other directors in regularly scheduled executive sessions, without the presence of Management Directors or executive officers of USCF.  The non-management directors have designated Malcolm R. Fobes III to preside over each such executive session. Interested parties who wish to make their concerns known to the non-management directors may communicate directly with Mr. Fobes by writing to 475 Milan Drive, No. 103, San Jose, CA  95134-2453 or by e-mail at uscf.director@gmail.com.

Board Leadership Structure and Role in Risk Oversight

The Board of USCF is led by a Chairman, Nicholas Gerber, who is also the President and CEO of USCF.  The Board’s responsibilities include (i) the selection, evaluation, retention and succession of the Chief Executive Officer and the oversight of the selection and performance of other executive officers, (ii) understanding, reviewing and monitoring the implementation of strategic plans, annual operating plans and budgets, (iii) the selection and oversight of US12OF’s independent auditors and the oversight of US12OF’s financial statements, (iv) advising management on significant issues, (v) the review and approval of significant company actions and certain other matters, (vi) nominating directors and committee members and overseeing effective corporate governance and (vii) the consideration of other constituencies, such as USCF’s and US12OF’s customers, employees, suppliers and the communities impacted by US12OF.  The non-management directors have designated Malcolm R. Fobes III as the presiding independent director.  Mr. Fobes’ role as the presiding independent director includes presiding over each executive session of the non-management directors, facilitating communications by shareholders and employees with the non-management directors and may also include representing the non-management directors with respect to certain matters as to which the views of the non-management directors are sought pursuant to US12OF’s Corporate Governance Policy.

The Board believes that Mr. Gerber is best situated to serve as Chairman of USCF because he is the director most familiar with the business of USCF, including investing in the futures contracts and other commodity interests in order to track the benchmark futures contracts of US12OF and the Related Public Funds.  Because of his background, he is most capable of effectively leading the discussion and execution of new strategic objectives.  The independent directors of USCF are actively involved in the oversight of USCF and, because of their varied backgrounds, provide different perspectives in connection with the oversight of USCF, US12OF and the Related Public Funds. USCF’s independent directors bring expertise from outside USCF and the commodities industry, while Mr. Gerber brings company-specific and industry-specific experience and expertise. The Board believes that the combined role of Chairman and Chief Executive Officer facilitates information flow between management and the Board, including the independent directors, which is essential to effective governance.

Risk Management

The full Board is actively involved in overseeing the management and operation of USCF, including oversight of the risks that face US12OF and the Related Public Funds.  For example, the Board has adopted an Investment Policy and a Policy for Use of Derivatives.  The policies are intended to ensure that USCF takes prudent and careful action while entering into and managing investments taken by US12OF, including Oil Futures Contracts or Other Oil Interests such as over-the-counter swap contracts.  Additionally, the policies are intended to provide assurance that there is sufficient flexibility in controlling risks and returns associated with the use of investments by US12OF.  The policies, among other things, limit US12OF’s ability to have too high of a concentration of its assets in non-exchange traded futures contracts or cleared swap contracts or concentrating its investments in too few counterparties, absent prior approval from the Board.  Existing counterparties are reviewed periodically by the Board to ensure that they continue to meet the criteria outlined in the policies.  The Board tasks management with assessing risks, including market risk, credit risk, liquidity risk, cash flow risk, basis risk, legal and tax risk, settlement risk, and operational risk.

The Board also determines compensation payable to employees of USCF, including the portfolio managers of each of US12OF and the Related Public Funds.  The compensation of certain employees of USCF is, in part, based on the amount of assets under management by US12OF and the Related Public Funds.  The Board feels that compensating certain employees, in part, based on the amount of assets under management is appropriate since having more assets in a fund generally reflects that investors perceive the fund’s investment objective is being met.  There are certain risks that may arise as a result of a growth in assets under management.  For example, if position limits are imposed on US12OF and the assets under management continue to increase, then US12OF may not be able to invest solely in the Benchmark Oil Futures Contract and may have to invest in over-the-counter swap contracts or Other Oil Interests as it seeks to track its benchmark.  Other Oil Futures Contracts in which US12OF may invest may not track changes in the price of the Benchmark Oil Futures Contract.  Other Oil Interests, including over-the-counter swap contracts, may also expose US12OF to increased counterparty credit risk and may be less liquid and more difficult to value than Oil Futures Contracts.  US12OF and the Related Public Funds ameliorate the potential credit, liquidity and valuation risks by fully collateralizing any over-the-counter swap contracts or other investments.  In making compensation decisions, the Board considers whether a compensation arrangement would expose US12OF or the Related Public Funds to additional risks and whether the risks posed by such arrangement are consistent with the best interests of US12OF’s investors.

Other Information

In addition to the certifications of the Chief Executive Officer and Chief Financial Officer of USCF filed or furnished with this annual report on Form 10-K regarding the quality of US12OF’s public disclosure, US12OF will submit, within 30 days after filing this annual report on Form 10-K, to the NYSE Arca a certification of the Chief Executive Officer of USCF certifying that he is not aware of any violation by US12OF of NYSE Arca corporate governance listing standards.

Item 11.  Executive Compensation.

Compensation to USCF and Other Compensation

US12OF does not directly compensate any of the executive officers noted above.  The executive officers noted above are compensated by USCF for the work they perform on behalf of US12OF and other entities controlled by USCF.  US12OF does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF.  US12OF pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.60% of its average daily net assets.  For 2010, US12OF paid USCF aggregate management fees of $931,307.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2010, by the directors of USCF. US12OF’s portion of the aggregate fees paid to the directors for the year ended December 31, 2010 was $9,773.

					Change in
					Pension
	Fees				Value and
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Plan	Compensation(2)	Total
Management Directors
Nicholas Gerber	$0	NA	NA	NA	$0	$0	$0
Andrew F. Ngim	$0	NA	NA	NA	$0	$0	$0
Howard Mah	$0	NA	NA	NA	$0	$0	$0
Robert L. Nguyen	$0	NA	NA	NA	$0	$0	$0
Independent Directors
Peter M. Robinson	$101,000	NA	NA	NA	$0	$200,000	$301,000
Gordon L. Ellis	$102,000	NA	NA	NA	$0	$200,000	$302,000
Malcolm R. Fobes III(1)	$122,000	NA	NA	NA	$0	$240,000	$362,000

(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation in recognition of the additional responsibilities he has undertaken in this role.
(2)	Amounts accrued for each independent director pursuant to the deferred compensation agreements between the independent directors, USCF and US12OF, USOF, USNG, UGA, USHO, USSO, US12NG and USBO.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None of the directors or executive officers of USCF, nor the employees of US12OF own any units of U12OF. In addition, US12OF is not aware of any 5% holder of its units.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

US12OF has and will continue to have certain relationships with USCF and its affiliates. However, there have been no direct financial transactions between US12OF and the directors or officers of USCF that have not been disclosed herein. See “Item 11. Executive Compensation” and “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  Any transaction with a related person that must be disclosed in accordance with SEC Regulation S-K item 404(a), including financial transactions by US12OF with directors or executive officers of USCF or holders of beneficial interests in USCF or US12OF of more than 5%, will be subject to the provisions regarding “Resolutions of Conflicts of Interest; Standard of Care” as set forth in Section 7.7 of the LP Agreement and will be reviewed and approved by the audit committee of the Board of USCF.

Director Independence

In February 2011, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, US12OF or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities.  As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14.   Principal Accountant Fees and Services.

The fees for services billed to US12OF by its independent auditors for the last two fiscal years are as follows:

	2010	2009
Audit fees	$85,000	$85,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
	$85,000	$85,000

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

Part IV

Item 15.    Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 96.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(2)	Amended and Restated Agreement of Limited Partnership.
3.3(3)	Fourth Amended and Restated Limited Liability Company Agreement of USCF.
10.1(4)	Form of Initial Authorized Purchaser Agreement.
10.2(2)	Marketing Agent Agreement.
10.3(2)	Amendment Agreement to the Marketing Agent Agreement.
10.4(5)	Amendment to the License Agreement.
10.5(2)	Custodian Agreement.
10.6(6)	Amendment Agreement to the Custodian Agreement.
10.7(2)	Administrative Agency Agreement.
10.8(6)	Amendment Agreement to the Administrative Agency Agreement.
10.9(7)	Form of United States Commodity Funds LLC Director Deferred Compensation Agreement.
14.1(8)	Code of Ethics.
23.1(8)	Consent of Independent Registered Public Accounting Firm.
31.1(8)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(8)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(8)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(8)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-144348) filed on July 5, 2007.
(2)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed on November 16, 2009.
(3)	Incorporated by reference to the Quarterly Report on Form 10-Q of the United States Oil Fund, LP for the Quarter ended September 30, 2009, filed on November 9, 2009.
(4)	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-144348) filed on November 16, 2007.
(5)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 2007, filed on March 26, 2008.
(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 2008, filed on March 31, 2009.
(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 1, 2010.
(8)	Filed herewith.

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

Date: March 14, 2011

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: March 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	March 14, 2011
Nicholas D. Gerber

/s/ Howard Mah	Management Director	March 14, 2011
Howard Mah

/s/ Andrew Ngim	Management Director	March 14, 2011
Andrew Ngim

/s/ Robert Nguyen	Management Director	March 14, 2011
Robert Nguyen

/s/ Peter M. Robinson	Independent Director	March 14, 2011
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	March 14, 2011
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	March 14, 2011
Malcolm R. Fobes III