Form 10-Q
period 2011-03-31
United States 12 Month Oil Fund, LP
filed 2011-05-10
CIK 1405528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33859

United States 12 Month Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-0431897
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Item 1. Condensed Financial Statements.

United States 12 Month Oil Fund, LP
Condensed Statements of Financial Condition
At March 31, 2011 (Unaudited) and December 31, 2010

	March 31, 2011	December 31, 2010
Assets
Cash and cash equivalents (Note 5)	$252,256,534	$152,952,590
Equity in UBS Securities LLC trading accounts:
Cash	(4,336,455)	7,540,117
Unrealized gain on open commodity futures contracts	38,559,130	15,866,560
Receivable for units sold	-	4,221,132
Dividend receivable	4,494	3,904
Other assets	142,840	139,061

Total assets	$286,626,543	$180,723,364

Liabilities and Partners' Capital
Professional fees payable	$311,074	$419,559
General Partner management fees payable (Note 3)	136,878	81,666
Brokerage commissions payable	8,262	6,282
Other liabilities	17,424	12,595

Total liabilities	473,638	520,102

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	286,152,905	180,203,262
Total Partners' Capital	286,152,905	180,203,262

Total liabilities and partners' capital	$286,626,543	$180,723,364

Limited Partners' units outstanding	5,900,000	4,200,000
Net asset value per unit	$48.50	$42.91
Market value per unit	$48.40	$43.10

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At March 31, 2011

	Number of Contracts	Gain on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts – Long
United States Contracts
NYMEX Crude Oil Futures CL contracts, expiring May 2011	222	$3,349,230	1.17
NYMEX Crude Oil Futures CL contracts, expiring June 2011	221	3,760,910	1.31
NYMEX Crude Oil Futures CL contracts, expiring July 2011	221	4,432,580	1.55
NYMEX Crude Oil Futures CL contracts, expiring August 2011	221	4,749,050	1.66
NYMEX Crude Oil Futures CL contracts, expiring September 2011	222	3,722,900	1.30
NYMEX Crude Oil Futures CL contracts, expiring October 2011	221	4,127,820	1.44
NYMEX Crude Oil Futures CL contracts, expiring November 2011	221	3,424,750	1.20
NYMEX Crude Oil Futures CL contracts, expiring December 2011	221	3,131,830	1.10
NYMEX Crude Oil Futures CL contracts, expiring January 2012	221	3,175,660	1.11
NYMEX Crude Oil Futures CL contracts, expiring February 2012	222	2,517,040	0.88
NYMEX Crude Oil Futures CL contracts, expiring March 2012	221	1,739,840	0.61
NYMEX Crude Oil Futures CL contracts, expiring April 2012	221	427,520	0.15
Total Open Futures Contracts	2,655	$38,559,130	13.48

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	$95,153,600	$95,153,600	33.25
Goldman Sachs Financial Square Funds - Government Fund - Class SL	42,450,020	42,450,020	14.84
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	110,507,985	110,507,985	38.62
Total Cash Equivalents		$248,111,605	86.71

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2011 and 2010

	Three months ended March 31, 2011	Three months ended March 31, 2010
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain on closed positions	$8,133,470	$10,895,750
Change in unrealized gain (loss) on open positions	22,692,570	(7,705,890)
Dividend income	12,329	8,103
Interest income	996	1,670
Other income	16,000	1,000

Total income	30,855,365	3,200,633

Expenses
General Partner management fees (Note 3)	326,319	237,567
Professional fees	101,084	165,497
Brokerage commissions	12,023	5,140
Other expenses	23,059	17,253

Total expenses	462,485	425,457

Net income	$30,392,880	$2,775,176
Net income per limited partnership unit	$5.59	$0.74
Net income per weighted average limited partnership unit	$6.18	$0.68
Weighted average limited partnership units outstanding	4,917,778	4,076,667

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the three months ended March 31, 2011

	General Partner	Limited Partners	Total

Balances, at December 31, 2010	$-	$180,203,262	$180,203,262
Addition of 2,100,000 partnership units	-	94,050,781	94,050,781
Redemption of 400,000 partnership units	-	(18,494,018)	(18,494,018)
Net income	-	30,392,880	30,392,880

Balances, at March 31, 2011	$-	$286,152,905	$286,152,905

Net Asset Value Per Unit:
At December 31, 2010	$42.91
At March 31, 2011	$48.50

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2011 and 2010

	Three months ended March 31, 2011	Three months ended March 31, 2010
Cash Flows from Operating Activities:
Net income	$30,392,880	$2,775,176
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in commodity futures trading account – cash	11,876,572	(4,481,610)
Unrealized (gain) loss on futures contracts	(22,692,570)	7,705,890
(Increase) decrease in dividend receivable and other assets	(4,369)	1,775
Increase in General Partner management fees payable	55,212	3,400
Increase (decrease) in professional fees payable	(108,485)	24,815
Increase in brokerage commissions payable	1,980	1,000
Increase (decrease) in other liabilities	4,829	(63)
Net cash provided by operating activities	19,526,049	6,030,383

Cash Flows from Financing Activities:
Addition of partnership units	98,271,913	-
Redemption of partnership units	(18,494,018)	(12,081,444)

Net cash provided by (used in) financing activities	79,777,895	(12,081,444)

Net Increase (Decrease) in Cash and Cash Equivalents	99,303,944	(6,051,061)

Cash and Cash Equivalents, beginning of period	152,952,590	141,666,539
Cash and Cash Equivalents, end of period	$252,256,534	$135,615,478

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Notes to Condensed Financial Statements
For the period ended March 31, 2011 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States 12 Month Oil Fund, LP (“US12OF”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007.  US12OF is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”).  Prior to November 25, 2008, US12OF’s units traded on the American Stock Exchange (the “AMEX”).  US12OF will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of December 4, 2007 (the “LP Agreement”).  The investment objective of US12OF is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of the 12 futures contracts for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following 11 consecutive months, less US12OF’s expenses.  When calculating the daily movement of the average price of the 12 contracts, each contract month will be equally weighted.  It is not the intent of US12OF to be operated in a fashion such that the net asset value will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil.  US12OF accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil Interests”). As of March 31, 2011, US12OF held 2,655 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX.

US12OF commenced investment operations on December 6, 2007 and has a fiscal year ending on December 31. United States Commodity Funds LLC (“USCF”) is responsible for the management of US12OF.  USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005.  USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008.  USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively.  USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), a series of the United States Commodity Index Funds Trust (the “Trust”), which listed its units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010. USCF has also filed a registration statement to register units of the United States Metals Index Fund, the United States Agriculture Index Fund and the United States Copper Index Fund, three additional series of the Trust.

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

On December 4, 2007, US12OF initially registered 11,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”).  On December 6, 2007, US12OF listed its units on the AMEX under the ticker symbol “USL”.  On that day, US12OF established its initial net asset value by setting the price at $50.00 per unit and issued 300,000 units in exchange for $15,000,000.  US12OF also commenced investment operations on December 6, 2007, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil.  As of March 31, 2011, US12OF had registered a total of 111,000,000 units.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America (“GAAP”).  The financial information included herein is unaudited; however, such financial information reflects all adjustments, which are, in the opinion of management, necessary for the fair presentation of the condensed financial statements for the interim period.

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

In accordance with GAAP, US12OF is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position.  US12OF files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states.  US12OF is not subject to income tax return examinations by major taxing authorities for years before 2007 (year of inception).  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in US12OF recording a tax liability that reduces net assets.  However, US12OF’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.  US12OF recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the period ended March 31, 2011.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period.  The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit.  The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period.  There were no units held by USCF at March 31, 2011.

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

Ongoing Registration Fees and Other Offering Expenses

US12OF pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering.  These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale.  For the three months ended March 31, 2011 and 2010, US12OF incurred $2,322 and $4,040, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

US12OF is responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner or sponsor (all affiliated funds including USCI) and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships (all affiliated funds, excluding USCI).  Effective as of April 1, 2010, US12OF became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and each of the affiliated funds, except USCI.  US12OF shares all director fees and expenses, including any that may become due pursuant to the deferred compensation agreements, with all the affiliated funds, except USCI, based on the relative assets of each fund, computed on a daily basis.  These fees and expenses for the affiliated funds, as described above, for the year ending December 31, 2011, are estimated to be a total of $540,000.

Licensing Fees

As discussed in Note 4 below, US12OF entered into a licensing agreement with the NYMEX on January 16, 2008. Pursuant to the agreement, US12OF and the affiliated funds managed by USCF, other than USBO and USCI, pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000.  During the three months ended March 31, 2011 and 2010, US12OF incurred $13,197 and $9,212, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with US12OF’s audit expenses and tax accounting and reporting requirements are paid by US12OF.  These costs are estimated to be $250,000 for the year ending December 31, 2011.

Other Expenses and Fees

In addition to the fees described above, US12OF pays all brokerage fees and other expenses in connection with the operation of US12OF, excluding costs and expenses paid by USCF as outlined in Note 4 below.

NOTE 4 - CONTRACTS AND AGREEMENTS

US12OF is party to a marketing agent agreement, dated as of November 13, 2007, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for US12OF as outlined in the agreement.  The fee of the Marketing Agent, which is borne by USCF, is equal to 0.06% on US12OF’s assets up to $3 billion and 0.04% on US12OF’s assets in excess of $3 billion.

The above fee does not include the following expenses, which are also borne by USCF: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to US12OF and each of the affiliated funds managed by USCF, as well as a $20,000 annual fee for its transfer agency services.  In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of US12OF’s, USOF’s, USNG’s, UGA’s, USHO’s, USSO’s, US12NG’s, USBO’s and USCI’s combined net assets, (b) 0.0465% for US12OF’s, USOF’s, USNG’s, UGA’s, USHO’s, USSO’s, US12NG’s, USBO’s and USCI’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once US12OF’s, USOF’s, USNG’s, UGA’s, USHO’s, USSO’s, US12NG’s, USBO’s and USCI’s combined net assets exceed $1 billion.  The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000.  USCF also pays transaction fees ranging from $7 to $15 per transaction.

US12OF has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”).  The agreement requires UBS Securities to provide services to US12OF in connection with the purchase and sale of Oil Futures Contracts and Other Oil Interests that may be purchased and sold by or through UBS Securities for US12OF’s account.  In accordance with the agreement, UBS Securities charges US12OF commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Oil Futures Contracts and options on Oil Futures Contracts.

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

Through March 31, 2011, all of the futures contracts held by US12OF were exchange-traded.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties.  However, in the future, if US12OF were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance.  The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction.  US12OF has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded.  In addition, US12OF bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of US12OF’s cash in money market funds that seek to maintain a stable net asset value. US12OF is exposed to any risk of loss associated with an investment in these money market funds.  As of March 31, 2011 and December 31, 2010, US12OF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $247,920,079 and $160,492,707, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2011 and 2010 for the unitholders.  This information has been derived from information presented in the condensed financial statements.

	For the three months ended	For the three months ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$42.91	$40.37
Total income	5.68	0.84
Net expenses	(0.09)	(0.10)
Net increase in net asset value	5.59	0.74
Net asset value, end of period	$48.50	$41.11

Total Return	13.03%	1.83%

Ratios to Average Net Assets
Total income	13.99%	1.99%
Total expenses excluding management fees*	0.25%	0.47%
Management fees*	0.60%	0.60%
Net income	13.78%	1.73%

*Annualized

Total returns are calculated based on the change in value during the period.  An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from US12OF.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the valuation of US12OF’s securities at December 31, 2010 using the fair value hierarchy:

At December 31, 2010	Total	Level I	Level II	Level III

Short-Term Investments	$137,599,867	$137,599,867	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	15,866,560	15,866,560	-	-

During the year ended December 31, 2010, there were no significant transfers between Level I and Level II.

The following table summarizes the valuation of US12OF’s securities at March 31, 2011 using the fair value hierarchy:

At March 31, 2011	Total	Level I	Level II	Level III

Short-Term Investments	$248,111,605	$248,111,605	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	38,559,130	38,559,130	-	-

During the three months ended March 31, 2011, there were no significant transfers between Level I and Level II.

Effective January 1, 2009, US12OF adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statement of Financial Condition Location	Fair Value At March 31, 2011	Fair Value At December 31, 2010

Futures - Commodity Contracts	Assets	$38,559,130	$15,866,560

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2011		For the three months ended March 31, 2010
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income

Futures - Commodity Contracts	Realized gain on closed positions	$8,133,470		$10,895,750

	Change in unrealized gain (loss) on open positions		$22,692,570		$(7,705,890)

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

Introduction

US12OF, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”).  The investment objective of US12OF is for the daily changes in percentage terms of its units’ net asset value (“NAV”) to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the average of the prices of 12 futures contracts for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following 11 consecutive months, less US12OF’s expenses.  When calculating the daily movement of the average price of the 12 contracts, each contract month will be equally weighted. It is not the intent of US12OF to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil.

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

US12OF seeks to achieve its investment objective by investing in a combination of Oil Futures Contracts and Other Oil Interests such that changes in its NAV, measured in percentage terms, will closely track the changes in the average of the prices of the Benchmark Oil Futures Contracts, also measured in percentage terms.  The general partner of US12OF, United States Commodity Funds LLC (“USCF”) believes the changes in the average of the prices of the Benchmark Oil Futures Contracts have historically exhibited a close correlation with the changes in the spot price of light, sweet crude oil.   USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts and Other Oil Interests.

On any valuation day, the Benchmark Oil Futures Contracts are the near month futures contract for light, sweet crude oil traded on the NYMEX and the contracts for the following 11 months for a total of 12 consecutive months’ contracts unless the near month contract is within two weeks of expiration, in which case the Benchmark Oil Futures Contracts are the next month contract for light, sweet crude oil traded on the NYMEX and the contracts for the following 11 consecutive months.  “Near month contract” means the next contract traded on the NYMEX due to expire.  “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract.

The regulation of commodity interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  On July 21, 2010, a broad financial regulatory reform bill, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was signed into law that includes provisions altering the regulation of commodity interests.  Provisions in the new law include the requirement that position limits be established on a wide range of commodity interests including energy-based and other commodity futures contracts, certain cleared commodity swaps and certain over-the-counter commodity contracts; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most swap transactions that are currently entered into in the over-the-counter market.  The new law and the rules that are currently being and are expected to be promulgated thereunder may negatively impact US12OF’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties.  Further, increased regulation of, and the imposition of additional costs on, swap transactions under the new legislation and implementing regulations could cause a reduction in the swap market and the overall derivatives markets, which could restrict liquidity and adversely affect US12OF.  In particular, new position limits imposed on US12OF or its counterparties may impact US12OF’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of US12OF’s investments and doing business, which could adversely affect US12OF’s investors.

Additionally, the Dodd-Frank Act requires the U.S. Commodity Futures Trading Commission (the “CFTC”) to promulgate rules establishing position limits for futures and options contracts on commodities, as well as for swaps that are economically equivalent to futures or options.  On January 13, 2011, the CFTC proposed new rules, which if implemented in their proposed form, would establish position limits and limit formulas for certain physical commodity futures, including Oil Futures Contracts and options on Oil Futures Contracts, executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts.  The CFTC has also proposed aggregate position limits that would apply across different trading venues to contracts based on the same underlying commodity.  At this time, it is unknown precisely when such position limits would take effect.  The CFTC’s position limits for futures contracts held during the last few days of trading in the near month contract to expire, which, under the CFTC’s proposed rule would be substantially similar to the position limits currently set by the exchanges, could take effect as early as Spring 2011.  Based on the CFTC’s current proposal, other position limits would not take effect until March 2012 or later.

On April 12, 2011, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit System and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”) and the CFTC issued proposed rules establishing minimum initial and variation margin collection requirements for certain swap dealers and major swap participants (collectively, “Covered Swap Entities”), which if adopted, would require Covered Swap Entities to collect minimum initial and variation margin amounts from swap counterparties.  The Prudential Regulators’ proposed rules would apply to those Covered Swap Entities that are regulated by the Prudential Regulators and the CFTC’s proposed rules would apply to Covered Swap Entities that are not regulated by the Prudential Regulators.

The amount of initial and variation margin that Covered Swap Entities would be required to collect under the proposed rules varies based on whether their counterparty to a particular swap is (1) a Covered Swap Entity, (2) a “high-risk” financial entity end-user, (3) a “low-risk” financial entity end-user (e.g., financial entities subject to capital requirements imposed by bank or insurance regulators, that predominantly use swaps to hedge and that do not have significant swap exposure) or (4) a non-financial end-user.  With certain exceptions not applicable to US12OF and the affiliated funds managed by USCF, Covered Swap Entities would not be required to post initial or variation margin to any of their counterparties except for other Covered Swap Entities.

Covered Swap Entities and all financial entity end-users would be required to post initial margin and variation margin when they enter into swaps with Covered Swap Entities.  Margin posted by “low-risk” financial entity end-users could be subject to thresholds under the proposed rules.  As commodity pools, US12OF and the affiliated funds managed by USCF would be “high-risk” financial entity end-users and would therefore have to post margin without thresholds.

On April 27, 2011, the CFTC and the SEC proposed joint rules defining “swaps” and “security-based swaps,” thus providing more clarity regarding which transactions will be regulated as such under the Dodd-Frank Act.  The rules proposed in April 2011 are currently open to the public for comment at the time of the filing of this quarterly report on Form 10-Q.  The CFTC has now issued proposed versions of all of the rules it is required to promulgate under the Dodd-Frank Act but, with one exception not applicable to US12OF and the affiliated funds managed by USCF, the CFTC has not promulgated any final rules or indicated when such final rules would take effect.  The effect of the future regulatory change on US12OF is impossible to predict, but it could be substantial and adverse.

USCF, which is registered as a commodity pool operator (“CPO”) with the CFTC, is authorized by the Amended and Restated Agreement of Limited Partnership of US12OF (the “LP Agreement”) to manage US12OF.  USCF is authorized by US12OF in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

Price Movements

Crude oil futures prices were volatile during the three months ended March 31, 2011 and exhibited moderate daily swings along with an uneven upward trend between January 1, 2011 and March 7, 2011 and a downward trend from March 8, 2011 to March 15, 2011 and finishing the period with a sharp upward trend.  The average price of the Benchmark Oil Futures Contracts started the period at $82.15 per barrel. Average prices hit a peak on March 31, 2011 of $107.86 at per barrel.  The low of the period was on January 25, 2011 when prices reached $93.68 per barrel.  The period ended with the average price of the Benchmark Oil Futures Contracts at $107.86 per barrel, up approximately 15.14% over the period.  US12OF’s NAV started the period at $42.91 per unit.  US12OF’s NAV reached its high for the period on March 31, 2011 at $48.50 per unit and reached its low for the period on January 25, 2011 at $41.59 per unit.  The NAV on March 31, 2011 was $48.50, up approximately 13.03% over the period.  The average Benchmark Oil Futures Contract prices listed above began with the February 2011 to January 2012 contracts and ended with the May 2011 to April 2012 contracts.  The return of approximately 15.14% on the average price of the Benchmark Oil Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts.  An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result.  Furthermore, the change in the nominal price of these differing crude Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that US12OF seeks to track, which are more fully described in the section titled “Tracking US12OF’s Benchmark” below.

During the three months ended March 31, 2011, the level of contango remained mildly steep, meaning that the price of the near month crude Oil Futures Contract was less than the price of the next month crude oil Futures Contract, or contracts further away from expiration.  Crude oil inventories, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the remainder of 2009 and the beginning of 2010.  During the year ended December 31, 2010 and the three months ended March 31, 2011, crude oil inventories began to climb higher, which contributed to the crude oil futures market remaining in contango through the end of March 2011. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

Valuation of Oil Futures Contracts and the Computation of the NAV

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

Since its initial offering of 11,000,000 units, US12OF has registered one subsequent offering of its units: 100,000,000 units which were registered with the SEC on March 31, 2009.  Units offered by US12OF in the subsequent offerings were sold by it for cash at the units’ NAV as described in the applicable prospectus.  As of March 31, 2011, US12OF had issued 10,600,000 units, of which 5,900,000 were outstanding.  As of March 31, 2011, there were 100,400,000 units registered but not yet issued.

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

For the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

As of March 31, 2011, the total unrealized gain on Oil Futures Contracts owned or held on that day was $38,559,130, and US12OF established cash deposits, including cash investments in money market funds, that were equal to $247,920,079.  US12OF held 101.75% of its cash assets in overnight deposits and money market funds at its custodian bank, while -1.75% of the cash balance was held as margin deposits for the Oil Futures Contracts purchased.  The ending per unit NAV on March 31, 2011 was $48.50.

By comparison, as of March 31, 2010, the total unrealized gain on Oil Futures Contracts owned or held on that day was $13,096,200 and US12OF established cash deposits, including cash investments in money market funds, that were equal to $143,506,039.  US12OF held 94.50% of its cash assets in overnight deposits and money market funds at its custodian bank, while 5.50% of the cash balance was held as margin deposits for the Oil Futures Contracts purchased.  The ending per unit NAV on March 31, 2010 was $41.11.  The increase in the per unit NAV for March 31, 2011, as compared to March 31, 2010, was primarily a result of higher prices for crude oil and the related increase in the value of the Oil Futures Contracts that US12OF had invested in between the period ended March 31, 2010 and the period ended March 31, 2011.

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

During the three months ended March 31, 2011, the daily average total net assets of US12OF were $220,567,399.  The management fee incurred by US12OF during the period amounted to $326,319.  By comparison, during the three months ended March 31, 2010, the daily average total net assets of US12OF were $160,578,011.  During the three months ended March 31, 2010, the management fee paid by US12OF amounted to $237,567.

In addition to the management fee, US12OF pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith.  The total of these fees and expenses for the three months ended March 31, 2011 was $136,166, as compared to $187,890 for the three months ended March 31, 2010.  The decrease in expenses for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily due to a decrease in registration fees during the three months ended March 31, 2011.  For the three months ended March 31, 2011, US12OF incurred $2,322 in ongoing registration fees and other expenses relating to the registration and offering of additional units.  By comparison, for the three months ended March 31, 2010, US12OF incurred $4,040 in ongoing registration fees and other expenses relating to the registration and offering of additional units. The increase in registration fees and expenses incurred by US12OF for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010 was primarily due to the relative size of US12OF and activity that resulted from its increased size, including the registration and offering of additional units, increased brokerage fees, increased licensing fees and increased tax reporting costs due to the greater number of unitholders for the three months ended March 31, 2011.

US12OF is responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner and sponsor (all affiliated funds including the United States Commodity Index Fund (“USCI”)) and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships (all affiliated funds, excluding USCI).  Affiliated funds of US12OF include  the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States Gasoline Fund, LP (“UGA”), the United States Heating Oil Fund, LP (“USHO”), the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”), the United States Brent Oil Fund, LP (“USBO”) and USCI.  US12OF shares the fees and expenses with each affiliated fund, as described above, based on the relative assets of each fund computed on a daily basis.  These fees and expenses for the year ending December 31, 2011 are estimated to be a total of $540,000 for all affiliated funds.  By comparison, for the year ended December 31, 2010, these fees and expenses amounted to a total of $1,107,140 for all affiliated funds, and US12OF’s portion of such fees and expenses was $34,678.  Effective as of April 1, 2010, US12OF became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and the affiliated funds, except USCI.

US12OF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil Interests or short-term obligations of the United States of two years or less (“Treasuries”).  During the three months ended March 31, 2011, total commissions paid to brokers amounted to $12,023.  By comparison, during the three months ended March 31, 2010, total commissions paid to brokers amounted to $5,140.  The increase in the total commissions paid to brokers for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily a result of the increase in creations and redemptions of units during the three months ended March 31, 2011.  The increase in creation and redemption activity required US12OF to purchase a greater number of Oil Futures Contracts and incur a higher amount of broker commissions.  As an annualized percentage of total net assets, the figure for the three months ended March 31, 2011 represents approximately 0.02% of total net assets.  By comparison, the figure for the three months ended March 31, 2010 represented approximately 0.01% of total net assets.  However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with US12OF’s audit expenses and tax accounting and reporting requirements are paid by US12OF.  These costs are estimated to be $250,000 for the year ending December 31, 2011.

Dividend and Interest Income.  US12OF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil Interests in an amount equal to the total net assets of its portfolio.  Typically, such investments do not require US12OF to pay the full amount of the contract value at the time of purchase, but rather require US12OF to post an amount as a margin deposit against the eventual settlement of the contract.  As a result, US12OF retains an amount that is approximately equal to its total net assets, which US12OF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with US12OF’s custodian bank.  The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis.  For the three months ended March 31, 2011, US12OF earned $13,325 in dividend and interest income on such cash and/or cash equivalents.  Based on US12OF’s average daily total net assets, this was equivalent to an annualized yield of 0.02%.  US12OF did not purchase Treasuries during the three months ended March 31, 2011 and held only cash and/or cash equivalents during this time period.  By comparison, for the three months ended March 31, 2010, US12OF earned $9,773 in dividend and interest income on such cash and/or cash equivalents.  Based on US12OF’s average daily total net assets, this was equivalent to an annualized yield of 0.02%.  US12OF did not purchase Treasuries during the three months ended March 31, 2010 and held only cash and/or cash equivalents during this time period.  Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  As a result, the amount of income earned by US12OF as a percentage of total net assets was equivalent during the three months ended March 31, 2011 and the three months ended March 31, 2010.

Tracking US12OF’s Benchmark

USCF seeks to manage US12OF’s portfolio such that changes in its average daily NAV, on a percentage basis, closely track the changes in the average of the daily prices of the Benchmark Oil Futures Contracts, also on a percentage basis.  Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in US12OF’s NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the prices of the Benchmark Oil Futures Contracts.  As an example, if the average daily movement of the average of the prices of the Benchmark Oil Futures Contracts for a particular 30-valuation day time period was 0.5% per day, USCF would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results).  US12OF’s portfolio management goals do not include trying to make the nominal price of US12OF’s NAV equal to the average of the nominal prices of the current Benchmark Oil Futures Contracts or the spot price for light, sweet crude oil.  USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Oil Futures Contracts.

For the 30 valuation days ended March 31, 2011, the simple average daily change in the Benchmark Oil Futures Contracts was 0.440%, while the simple average daily change in the NAV of US12OF over the same time period was 0.437%.  The average daily difference was -0.002% (or -0.2 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the Benchmark Oil Futures Contracts, the average error in daily tracking by the NAV was -0.434%, meaning that over this time period US12OF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.  A significant portion of the level of US12OF’s relative tracking error as a percentage of the benchmark was due to periods of flat price returns.  The first chart below shows the daily movement of US12OF’s NAV versus the daily movement of the Benchmark Oil Futures Contracts for the 30-valuation day period ended March 31, 2011.  The second chart below shows the monthly total returns of US12OF as compared to the monthly value of the Benchmark Oil Futures Contracts since inception.

Since the commencement of the offering of US12OF units to the public on December 6, 2007 to March 31, 2011, the simple average daily change in the Benchmark Oil Futures Contracts was 0.025%, while the simple average daily change in the NAV of US12OF over the same time period was 0.025%.  The average daily difference was -0.0005% (or -0.05 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the Benchmark Oil Futures Contracts, the average error in daily tracking by the NAV was -0.201%, meaning that over this time period US12OF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative tracking measurement of the return performance of US12OF versus the return of its Benchmark Oil Futures Contracts can be calculated by comparing the actual return of US12OF, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that US12OF’s returns had been exactly the same as the daily changes in its Benchmark Oil Futures Contracts.

For the three months ended March 31, 2011, the actual total return of US12OF as measured by changes in its NAV was 13.03%.  This is based on an initial NAV of $42.91 on December 31, 2010 and an ending NAV as of March 31, 2011 of $48.50.  During this time period, US12OF made no distributions to its unitholders.  However, if US12OF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Oil Futures Contracts, US12OF would have had an estimated NAV of $48.60 as of March 31, 2011, for a total return over the relevant time period of 13.26%.  The difference between the actual NAV total return of US12OF of 13.03% and the expected total return based on the Benchmark Oil Futures Contracts of 13.26% was an error over the time period of -0.23%, which is to say that US12OF’s actual total return underperformed the benchmark result by that percentage.  USCF believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that US12OF pays, offset in part by the income that US12OF collects on its cash and cash equivalent holdings.  During the three months ended March 31, 2011, US12OF received dividend and interest income of $13,325, which is equivalent to a weighted average income rate of 0.02% for such period.  In addition, during the three months ended March 31, 2011, US12OF also collected $16,000 from its Authorized Purchasers for creating or redeeming baskets of units.  This income also contributed to US12OF’s actual return.  During the three months ended March 31, 2011, US12OF incurred total expenses of $462,485.  Income from dividends and interest and Authorized Purchaser collections net of expenses was $(433,160), which is equivalent to an annualized weighted average net income rate of (0.80)% for the three months ended March 31, 2011.  These net expenses also contributed to US12OF’s actual return underperforming the benchmark results.

By comparison, for the three months ended March 31, 2010, the actual total return of US12OF as measured by changes in its NAV was 1.83%.  This was based on an initial NAV of $40.37 on December 31, 2009 and an ending NAV as of March 31, 2010 of $41.11.  During this time period, US12OF made no distributions to its unitholders.  However, if US12OF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Oil Futures Contracts, US12OF would have had an estimated NAV of $41.22 as of March 31, 2010, for a total return over the relevant time period of 2.11%.  The difference between the actual NAV total return of US12OF of 1.83% and the expected total return based on the Benchmark Oil Futures Contracts of 2.11% was an error over the time period of 0.28%, which is to say that US12OF’s actual total return underperformed the benchmark result by that percentage.  USCF believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that US12OF paid, offset in part by the income that US12OF collected on its cash and cash equivalent holdings.  During the three months ended March 31, 2010, US12OF received dividend and interest income of $9,773, which is equivalent to a weighted average income rate of 0.02% for such period.  In addition, during the three months ended March 31, 2010, US12OF also collected $1,000 from its Authorized Purchasers for creating or redeeming baskets of units.  This income also contributed to US12OF’s actual return.  During the three months ended March 31, 2010, US12OF incurred net expenses of $425,457.  Income from dividends and interest and Authorized Purchaser collections net of expenses was $(414,684), which is equivalent to an annualized weighted average net income rate of (1.05)% for the three months ended March 31, 2010.  These net expenses also contributed to US12OF’s actual return underperforming the benchmark results.

There are currently three factors that have impacted or are most likely to impact US12OF’s ability to accurately track its Benchmark Oil Futures Contracts.

First, US12OF may buy or sell its holdings in the then current Benchmark Oil Futures Contracts at a price other than the closing settlement price of that contract on the day during which US12OF executes the trade.  In that case, US12OF may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contracts, which could cause the changes in the daily NAV of US12OF to either be too high or too low relative to the changes in the Benchmark Oil Futures Contracts.  During the three months ended March 31, 2011, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contracts at, or as close as possible to, the end of the day settlement price.  However, it may not always be possible for US12OF to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact US12OF’s attempt to track the Benchmark Oil Futures Contracts over time.

Second, US12OF earns dividend and interest income on its cash and cash equivalents. US12OF is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the three months ended March 31, 2011.  Interest payments, and any other income, were retained within the portfolio and added to US12OF’s NAV.  When this income exceeds the level of US12OF’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), US12OF will realize a net yield that will tend to cause daily changes in the NAV of US12OF to track slightly higher than daily changes in the average of the prices of the Benchmark Oil Futures Contracts.  During the three months ended March 31, 2011, US12OF earned, on an annualized basis, approximately 0.02% on its cash holdings.  It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.02% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.23% for other expenses.  The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.83)% and affected US12OF’s ability to track its benchmark.  If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease.  Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase.  When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Oil Futures Contracts.

Third, US12OF may hold Other Oil Interests in its portfolio that may fail to closely track the Benchmark Oil Futures Contracts’ total return movements.  In that case, the error in tracking the Benchmark Oil Futures Contracts could result in daily changes in the NAV of US12OF that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contracts.  During the three months ended March 31, 2011, US12OF did not hold any Other Oil Interests.  If US12OF increases in size, and due to its obligations to comply with regulatory limits, US12OF may invest in Other Oil Interests which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango.  During 2006 and the first half of 2007, these markets experienced contango.  However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation.  The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango.  The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation.  Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008.  Throughout 2009, the crude oil market remained in contango.  During parts of January and February 2009, the level of contango was unusually steep.  Crude oil inventories, which reached historic levels in January and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the balance of 2009 and the beginning of 2010.  The crude oil futures market remained in contango through 2010 and the three months ended March 31, 2011.

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

Crude Oil Market. During the three months ended March 31, 2011, crude oil prices were impacted by several factors.  On the consumption side, demand increased inside and outside the United States as global economic growth, including emerging economies such as China and India, continued to improve during the first quarter of 2011.  On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries to more closely match global consumption were partially successful. Production was also disrupted by political unrest in the Middle East, in particular Libya, which reduced global supply by approximately 1.8 million barrels per day. Crude oil prices finished the first quarter of 2011 approximately 16.79% higher than at the beginning of the year, though investors looked forward to continued improvements in the global economy.  USCF believes, however, that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels.

Crude Oil Price Movements in Comparison to Other Energy Commodities and Investment Categories. USCF believes that investors frequently measure the degree to which prices or total returns of one investment or asset class move up or down in value in concert with another investment or asset class.  Statistically, such a measure is usually done by measuring the correlation of the price movements of the two different investments or asset classes over some period of time.  The correlation is scaled between 1 and -1, where 1 indicates that the two investment options move up or down in price or value together, known as “positive correlation,” and -1 indicating that they move in completely opposite directions, known as “negative correlation.”  A correlation of 0 would mean that the movements of the two are neither positively nor negatively correlated, known as “non-correlation.”  That is, the investment options sometimes move up and down together and other times move in opposite directions.

For the ten-year time period between March 31, 2001 and March 31, 2011, the chart below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.  It can be seen that over this particular time period, the movement of crude oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities.  However, movements in crude oil had a strong positive correlation to movements in heating oil and unleaded gasoline.  Finally, crude oil had a positive, but weaker, correlation with natural gas.

Correlation Matrix March 31, 2001- 2011	Large Cap U.S. Equities (S&P 500)	U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.336	0.968	0.175	0.186	0.059	0.214
U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.303	-0.242	-0.126	0.096	-0.168
Global Equities (FTSE World Index)			1.000	0.235	0.270	0.109	0.308
Unleaded Gasoline				1.000	0.721	0.309	0.756
Heating Oil					1.000	0.484	0.846
Natural Gas						1.000	0.399
Crude Oil							1.000
Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart.  Over the one-year period ended March 31, 2011, crude oil continued to have a strong positive correlation with heating oil and unleaded gasoline.  During this period, it had a weaker correlation with the movements of natural gas compared to what it had displayed over the ten-year period ended March 31, 2011.  Notably, the correlation between crude oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten-year period ended March 31, 2011, displayed results that indicated that they had a strong positive correlation over this shorter time period, particularly due to the recent upturn in the U.S. and global economies.  Finally, the results showed that crude oil and U.S. government bonds, which had essentially been non-correlated for the ten-year period ended March 31, 2011, were negatively correlated over this more recent time period.

Correlation Matrix 12 months ended March 31, 2011	Large Cap U.S. Equities (S&P 500)	U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.709	0.974	0.657	0.795	0.090	0.774
U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.621	-0.721	-0.654	-0.275	-0.689
Global Equities (FTSE World Index)			1.000	0.621	0.781	0.044	0.771
Unleaded Gasoline				1.000	0.829	0.217	0.957
Heating Oil					1.000	-0.063	0.883
Natural Gas						1.000	0.248
Crude Oil							1.000
Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Investors are cautioned that the historical price relationships between crude oil and various other energy commodities, as well as other investment asset classes, as measured by correlation may not be reliable predictors of future price movements and correlation results.  The results pictured above would have been different if a different range of dates had been selected.  USCF believes that crude oil has historically not demonstrated a strong correlation with equities or bonds over long periods of time.  However, USCF also believes that in the future it is possible that crude oil could have long-term correlation results that indicate prices of crude oil more closely track the movements of equities or bonds.  In addition, USCF believes that, when measured over time periods shorter than ten years, there will always be some periods where the correlation of crude oil to equities and bonds will be either more strongly positively correlated or more strongly negatively correlated than the long term historical results suggest.

The correlations between crude oil, natural gas, heating oil and gasoline are relevant because USCF endeavors to invest US12OF’s assets in Oil Futures Contracts and Other Oil Interests so that daily changes in percentage terms in US12OF’s NAV correlate as closely as possible with daily changes in percentage terms in the price of the Benchmark Oil Futures Contracts.  If certain other fuel-based commodity futures contracts do not closely correlate with the Oil Futures Contracts, then their use could lead to greater tracking error.  As noted above, USCF also believes that the changes in percentage terms in the price of the Benchmark Oil Futures Contracts will closely correlate with changes in percentage terms in the spot price of light, sweet crude oil.

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

USCF has evaluated the nature and types of estimates that it makes in preparing US12OF’s condensed financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy.  The values which are used by US12OF for its Oil Futures Contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis.  In addition, US12OF estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents.  These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

US12OF currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on cash and/or cash equivalents. US12OF has allocated substantially all of its net assets to trading in Oil Interests.  US12OF invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil Interests.  A significant portion of US12OF’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests.  The balance of the net assets is held in US12OF’s account at its custodian bank. Income received from US12OF’s money market funds is paid to US12OF.  In prior periods, the amount of cash earned by US12OF from the sale of Creation Baskets and from income earned has exceeded the amount of cash required to pay US12OF’s expenses.  However, during the three months ended March 31, 2011, US12OF’s expenses exceeded the income US12OF earned and the cash earned from the sale of Creation Baskets.  During the three months ended March 31, 2011, US12OF was forced to use other assets to pay cash expenses, which could cause a drop in US12OF’s NAV over time.  To the extent expenses exceed income; US12OF’s NAV will be negatively impacted.

US12OF’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons.  For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.”  During a single day, no trades may be executed at prices beyond the daily limit.  Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit.  Such market conditions could prevent US12OF from promptly liquidating its positions in Oil Futures Contracts.  During the three months ended March 31, 2011, US12OF was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, US12OF cannot predict whether such an event may occur in the future.

Prior to the initial offering of US12OF, all payments with respect to US12OF’s expenses were paid by USCF.  US12OF does not have an obligation or intention to refund such payments by USCF.  USCF is under no obligation to pay US12OF’s current or future expenses.  Since the initial offering of units, US12OF has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (v) other expenses, including certain tax reporting costs, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of US12OF’s Marketing agent, Administrator and Custodian and registration expenses relating to the initial offering of units.  If USCF and US12OF are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, US12OF will terminate and investors may lose all or part of their investment.

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

If, in the future, US12OF purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of March 31, 2011, US12OF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $247,920,079.  This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of March 31, 2011, US12OF has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of US12OF.  While US12OF’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on US12OF’s financial position.

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

USCF pays the fees of US12OF’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of US12OF’s condensed financial statements and its SEC and CFTC reports.  USCF and US12OF have also entered into a licensing agreement with the NYMEX pursuant to which US12OF and the affiliated funds managed by USCF, other than USBO and USCI, pay a licensing fee to the NYMEX.  US12OF also pays the fees and expenses associated with its tax accounting and reporting requirements.

In addition to USCF’s management fee, US12OF pays its brokerage fees (including fees to a futures commission merchant), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of units, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses.  The latter are expenses not incurred in the ordinary course of US12OF’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a futures commission merchant are on a contract-by-contract, or round turn, basis.  US12OF also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

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

As of March 31, 2011, US12OF’s portfolio consisted of 2,655 Crude Oil Futures CL Contracts traded on the NYMEX.  For a list of US12OF’s current holdings, please see US12OF’s website at www.unitedstates12monthoilfund.com.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives (Including Spreads and Straddles)

In the future, US12OF may purchase over-the-counter contracts (“OTC Contracts”).  Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC Contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

Some crude oil-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants.  Other crude oil-based derivatives have highly customized terms and conditions and are not as widely available.  Many of these OTC Contracts are cash-settled forwards for the future delivery of crude oil- or petroleum-based fuels that have terms similar to the Oil Futures Contracts.  Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the spot price of crude oil, forward crude oil price or crude oil futures price.  In these swaps, a party pays a fixed price per unit and the other pays a variable price based on the average price of future contracts for a specified period or the price on a specific date, with payments typically made between the parties on a net basis.  For example, US12OF may enter into over-the-counter derivative contracts whose value will be tied to changes in the difference between the spot price of light, sweet crude oil, the price of Oil Futures Contracts traded on the NYMEX and the prices of other Oil Futures Contracts in which US12OF may invest.

To reduce the credit risk that arises in connection with such contracts, US12OF will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. that provides for netting of its exposure to its counterparty.

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by USCF's board of directors (the “Board”).  Furthermore, USCF on behalf of US12OF only enters into OTC Contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC.  Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel.  Existing counterparties are also reviewed periodically by USCF.  US12OF will also require that the counterparty be highly rated and/or provide collateral or other credit support.  Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

The Dodd-Frank Act requires the CFTC and SEC to establish both “initial and variation margin requirements” on all swaps that are not cleared by a registered clearing organization (i.e., uncleared swaps).  In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian.  At this time, the CFTC has proposed rules addressing margin requirements and the statutory right of certain market participants but has not implemented any rules on these issues.  On April 12, 2011, the Prudential Regulators and the CFTC issued proposed rules establishing minimum initial and variation margin collection requirements for Covered Swap Entities, which if adopted, would require Covered Swap Entities to collect minimum initial and variation margin amounts from swap counterparties.  The Prudential Regulators’ proposed rules would apply to those Covered Swap Entities that are regulated by the Prudential Regulators and the CFTC’s proposed rules would apply to Covered Swap Entities that are not regulated by the Prudential Regulators.

The amount of initial and variation margin that Covered Swap Entities would be required to collect under the proposed rules varies based on whether their counterparty to a particular swap is (1) a Covered Swap Entity, (2) a “high-risk” financial entity end-user, (3) a “low-risk” financial entity end-user (e.g., financial entities subject to capital requirements imposed by bank or insurance regulators, that predominantly use swaps to hedge and that do not have significant swap exposure) or (4) a non-financial end-user.  With certain exceptions not applicable to US12OF and the affiliated funds managed by USCF, Covered Swap Entities would not be required to post initial or variation margin to any of their counterparties except for other Covered Swap Entities.

Covered Swap Entities and all financial entity end-users would be required to post initial margin and variation margin when they enter into swaps with Covered Swap Entities.  Margin posted by “low-risk” financial entity end-users could be subject to thresholds under the proposed rules.  As commodity pools, US12OF and the affiliated funds managed by USCF would be “high-risk” financial entity end-users and would therefore have to post margin without thresholds.

On April 27, 2011, the CFTC voted to propose rules for capital requirements for Covered Swap Entities that are not regulated by a Prudential Regulator.  Covered Swap Entities that are regulated by a Prudential Regulator will be subject to the capital requirements already imposed by such Prudential Regulator.  In general, higher levels of capital would be imposed on Covered Swap Entities that do not collect margin from their counterparties (or that collect margin subject to thresholds) in connection with their swaps, and could increase the costs of such swaps.  The rules proposed in April 2011 are currently open to the public for comment at the time of the filing of this quarterly report on Form 10-Q.

In general, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange-traded futures contracts and securities or cleared swaps because the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources.  In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC Contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction.  As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

US12OF may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the average of the prices of the Benchmark Oil Futures Contracts.  US12OF would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months.  The effect of holding such combined positions is to adjust the sensitivity of US12OF to changes in the price relationship between futures contracts, which will expire sooner, and those that will expire later.  US12OF would use such a spread if USCF felt that taking such long and short positions, when combined with the rest of its holdings, would more closely track the investment goals of US12OF, or if USCF felt it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in oil prices.  US12OF would enter into a straddle when it chooses to take an option position consisting of a long (or short) position in both a call option and put option.  The economic effect of holding certain combinations of put options and call options can be very similar to that of owning the underlying futures contracts.  US12OF would make use of such a straddle approach if, in the opinion of USCF, the resulting combination would more closely track the investment goals of US12OF or if it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in oil prices.

During the three months ended March 31, 2011, US12OF did not employ any hedging methods such as those described above since all of its investments were made over an exchange.  Therefore, during such period, US12OF was not exposed to counterparty risk.

US12OF anticipates that the use of Other Oil Interests together with its investments in Oil Futures Contracts will produce price and total return results that closely track the investment goals of US12OF.  However, there can be no assurance of this.  OTC Contracts may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Oil Futures Contracts, which may impact US12OF’s ability to successfully track the Benchmark Oil Futures Contracts.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors previously disclosed in US12OF’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 14, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Removed and Reserved.

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

Item 6.  Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith

.

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

Date:  May 10, 2011

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 10, 2011