Form 10-Q
period 2011-09-30
United States 12 Month Oil Fund, LP
filed 2011-11-09
CIK 1405528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33859

United States 12 Month Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-0431897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Item 1. Condensed Financial Statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Financial Condition

At September 30, 2011 (Unaudited) and December 31, 2010

	September 30, 2011	December 31, 2010

Assets
Cash and cash equivalents (Note 5)	$159,401,865	$152,952,590
Equity in UBS Securities LLC trading accounts:
Cash	50,260,814	7,540,117
Unrealized gain (loss) on open commodity futures contracts	(36,095,620)	15,866,560
Receivable for units sold	—	4,221,132
Dividend receivable	827	3,904
Other assets	132,592	139,061

Total assets	$173,700,478	$180,723,364

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	$95,289	$81,666
Brokerage commissions payable	7,422	6,282
Other liabilities	410,731	432,154

Total liabilities	513,442	520,102

Commitments and Contingencies (Notes 3, 4, and 5)

Partners’ Capital
General Partner	—	—
Limited Partners	173,187,036	180,203,262

Total Partners’ Capital	173,187,036	180,203,262

Total liabilities and partners’ capital	$173,700,478	$180,723,364

Limited Partners’ units outstanding	4,900,000	4,200,000

Net asset value per unit	$35.34	$42.91

Market value per unit	$35.13	$43.10

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2011

	$000,000,000	$000,000,000	$000,000,000
	Number of Contracts	Loss on Open Commodity Contracts	% of Partners’ Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Crude Oil Futures CL November 2011 contracts, expiring October 2011	180	$(2,571,580)	(1.49)
NYMEX Crude Oil Futures CL December 2011 contracts, expiring November 2011	179	(2,701,280)	(1.56)
NYMEX Crude Oil Futures CL January 2012 contracts, expiring December 2011	180	(2,672,130)	(1.54)
NYMEX Crude Oil Futures CL February 2012 contracts, expiring January 2012	180	(3,033,080)	(1.75)
NYMEX Crude Oil Futures CL March 2012 contracts, expiring February 2012	180	(3,447,390)	(1.99)
NYMEX Crude Oil Futures CL April 2012 contracts, expiring March 2012	180	(4,336,430)	(2.50)
NYMEX Crude Oil Futures CL May 2012 contracts, expiring April 2012	180	(4,834,970)	(2.79)
NYMEX Crude Oil Futures CL June 2012 contracts, expiring May 2012	179	(2,971,840)	(1.72)
NYMEX Crude Oil Futures CL July 2012 contracts, expiring June 2012	180	(3,743,500)	(2.16)
NYMEX Crude Oil Futures CL August 2012 contracts, expiring July 2012	180	(3,400,780)	(1.96)
NYMEX Crude Oil Futures CL September 2012 contracts, expiring August 2012	180	(1,017,250)	(0.59)
NYMEX Crude Oil Futures CL October 2012 contracts, expiring September 2012	180	(1,365,390)	(0.79)

Total Open Futures Contracts	2,158	$(36,095,620)	(20.84)

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	$40,158,316	$40,158,316	23.19
Goldman Sachs Financial Square Funds - Government Fund - Class SL	6,451,350	6,451,350	3.72
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	60,514,753	60,514,753	34.94

Total Cash Equivalents		$107,124,419	61.85

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2011 and 2010

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(3,150,010)	$(291,690)	$18,142,650	$14,251,490
Change in unrealized gain (loss) on open positions	(37,460,980)	8,114,980	(51,962,180)	(19,161,170)
Dividend income	3,442	23,287	21,476	46,763
Interest income	3,445	386	5,026	3,203
Other income	2,800	2,000	26,800	5,000

Total income (loss)	(40,601,303)	7,848,963	(33,766,228)	(4,854,714)

Expenses
General Partners management fees (Note 3)	307,421	228,990	1,001,280	698,588
Brokerage commissions	5,819	3,981	23,061	8,070
Other expenses	45,272	32,561	295,206	327,771

Total expenses	358,512	265,532	1,319,547	1,034,429

Net income (loss)	$(40,959,815)	$7,583,431	$(35,085,775)	$(5,889,143)

Net income (loss) per limited partnership unit	$(8.45)	$1.79	$(7.57)	$(1.78)

Net income (loss) per weighted average limited partnership unit	$(8.20)	$1.86	$(6.94)	$(1.46)
Weighted average limited partnership units outstanding	4,995,652	4,070,652	5,052,015	4,023,077

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the nine months ended September 30, 2011

	000000000000000	000000000000000	000000000000000
	General Partner	Limited Partners	Total

Balances, at December 31, 2010	$—	$180,203,262	$180,203,262
Addition of 2,500,000 partnership units	—	109,084,059	109,084,059
Redemption of 1,800,000 partnership units	—	(81,014,510)	(81,014,510)
Net loss	—	(35,085,775)	(35,085,775)

Balances, at September 30, 2011	$—	$173,187,036	$173,187,036

Net Asset Value Per Unit:
At December 31, 2010	$42.91

At September 30, 2011	$35.34

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2011 and 2010

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Cash Flows from Operating Activities:
Net loss	$(35,085,775)	$(5,889,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in commodity futures trading account - cash	(42,720,697)	(16,229,170)
Unrealized loss on futures contracts	51,962,180	19,161,170
Decrease in dividend receivable and other assets	9,546	2,319
Increase (decrease) in General Partner management fees payable	13,623	(6,169)
Increase (decrease) in brokerage commissions payable	1,140	(4,250)
Increase (decrease) in other liabilities	(21,423)	43,710

Net cash used in operating activities	(25,841,406)	(2,921,533)

Cash Flows from Financing Activities:
Addition of partnership units	113,305,191	14,577,236
Redemption of partnership units	(81,014,510)	(23,724,414)

Net cash provided by (used in) financing activities	32,290,681	(9,147,178)

Net Increase (Decrease) in Cash and Cash Equivalents	6,449,275	(12,068,711)

Cash and Cash Equivalents, beginning of period	152,952,590	141,666,539

Cash and Cash Equivalents, end of period	$159,401,865	$129,597,828

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended September 30, 2011 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States 12 Month Oil Fund, LP (“US12OF”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007. US12OF is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, US12OF’s units traded on the American Stock Exchange (the “AMEX”). US12OF will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of December 4, 2007 (the “LP Agreement”). The investment objective of US12OF is for the daily changes in percentage terms of its units’ net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of the 12 futures contracts for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months, less US12OF’s expenses. When calculating the daily movement of the average price of the 12 contracts, each contract month will be equally weighted. It is not the intent of US12OF to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. United States Commodity Funds LLC (“USCF”) believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil Interests (as defined below). US12OF accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil Interests”). As of September 30, 2011, US12OF held 2,158 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX.

US12OF commenced investment operations on December 6, 2007 and has a fiscal year ending on December 31. USCF is responsible for the management of US12OF. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Agriculture Index Fund (“USAG”), the United States Copper Index Fund (“CPER”) and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI listed its units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010. CPER is expected to list its units on the NYSE Arca in early November 2011. USAG and USMI are not listed on the NYSE Arca as of the filing of this quarterly report on Form 10-Q. USCF has also filed registration statements to register units of the United States Sugar Fund, the United States Natural Gas Double Inverse Fund, the United States Gasoil Fund and the United States Asian Commodities Basket Fund, each a series of the United States Commodity Funds Trust I.

US12OF issues units to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 100,000 units (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the NAV of a unit calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

From July 1, 2011 to December 31, 2011, Authorized Purchasers pay US12OF a $350 fee for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 100,000 units; prior to July 1, 2011, this fee was $1,000. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the NAV of US12OF but rather at market prices quoted on such exchange.

On December 4, 2007, US12OF initially registered 11,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On December 6, 2007, US12OF listed its units on the AMEX under the ticker symbol “USL”. On that day, US12OF established its initial NAV by setting the price at $50.00 per unit and issued 300,000 units in exchange for $15,000,000. US12OF also commenced investment operations on December 6, 2007, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of September 30, 2011, US12OF had registered a total of 111,000,000 units.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of USCF, necessary for the fair presentation of the condensed financial statements for the interim period.

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

In accordance with GAAP, US12OF is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. US12OF files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. US12OF is not subject to income tax return examinations by major taxing authorities for years before 2007 (year of inception). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in US12OF recording a tax liability that reduces net assets. However, US12OF’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. US12OF recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2011.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 units at a price equal to the NAV of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

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

Calculation of Net Asset Value

US12OF’s NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units issued and outstanding. US12OF uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the NAV per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at September 30, 2011.

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

Ongoing Registration Fees and Other Offering Expenses

US12OF pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2011 and 2010, US12OF incurred $7,080 and $7,700, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

US12OF is responsible for paying its portion of the directors’ and officers’ liability insurance for all affiliated funds for which USCF serves as general partner or sponsor (all affiliated funds including USCI, USAG, CPER and USMI) and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships and, as of July 8, 2011, those affiliated funds organized as a series of a Delaware statutory trust. US12OF shares the fees and expenses with each affiliated fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2011 are estimated to be a total of $540,000 for all affiliated funds. Effective as of April 1, 2010, US12OF became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and the affiliated funds, except USCI, USAG, CPER and USMI.

Licensing Fees

As discussed in Note 4 below, US12OF entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, up to October 19, 2011, US12OF and the affiliated funds managed by USCF, other than USBO, USCI, USMI, CPER and USAG, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. On and after October 20, 2011, US12OF and the affiliated funds managed by USCF, other than USBO, USCI, USMI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all assets. During the nine months ended September 30, 2011 and 2010, US12OF incurred $41,828 and $27,656, respectively, under this arrangement. See Note 9 below.

Investor Tax Reporting Cost

The fees and expenses associated with US12OF’s audit expenses and tax accounting and reporting requirements are paid by US12OF. These costs are estimated to be $200,000 for the year ending December 31, 2011.

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

US12OF and the NYMEX entered into a licensing agreement on April 10, 2006, as amended on October 20, 2011, whereby US12OF was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, US12OF and the affiliated funds managed by USCF, other than USBO, USCI, USMI, CPER and USAG, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3. US12OF expressly disclaims any association with the NYMEX or endorsement of US12OF by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX. See Note 9 below.

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

All of the futures contracts held by US12OF were exchange-traded through September 30, 2011. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if US12OF were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. US12OF has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, US12OF bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of US12OF’s cash in money market funds that seek to maintain a stable NAV. US12OF is exposed to any risk of loss associated with an investment in such money market funds. USCF holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of September 30, 2011 and December 31, 2010, US12OF held cash deposits in and investments in money market funds, in the amounts of $209,662,679 and $160,492,707, respectively. This amount is subject to loss should US12OF’s custodian cease operations.

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

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the nine months ended September 30, 2011 and 2010 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended September 30, 2011 (Unaudited)	For the nine months ended September 30, 2010 (Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$42.91	$40.37
Total loss	(7.31)	(1.52)
Net expenses	(0.26)	(0.26)

Net decrease in net asset value	(7.57)	(1.78)

Net asset value, end of period	$35.34	$38.59

Total Return	(17.64)%	(4.41)%

Ratios to Average Net Assets
Total loss	(15.13)%	(3.12)%

Total expenses excluding management fees*	0.19%	0.29%

Management fees*	0.60%	0.60%

Net loss	(15.73)%	(3.78)%

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

The following table summarizes the valuation of US12OF’s securities at December 31, 2010 using the fair value hierarchy:

	$137,599,867	$137,599,867	$137,599,867	$137,599,867
At December 31, 2010	Total	Level I	Level II	Level III

Short-Term Investments	$137,599,867	$137,599,867	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	15,866,560	15,866,560	—	—

During the year ended December 31, 2010, there were no significant transfers between Level I and Level II.

The following table summarizes the valuation of US12OF’s securities at September 30, 2011 using the fair value hierarchy:

	$137,599,867	$137,599,867	$137,599,867	$137,599,867
At September 30, 2011	Total	Level I	Level II	Level III

Short-Term Investments	$107,124,419	$107,124,419	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(36,095,620)	(36,095,620)	—	—

During the nine months ended September 30, 2011, there were no significant transfers between Level I and Level II.

Effective January 1, 2009, US12OF adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statement of Financial Condition Location	Fair Value At September 30, 2011	Fair Value At December 31, 2010

Futures - Commodity Contracts	Assets	$(36,095,620)	$15,866,560

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended September 30, 2011		For the nine months ended September 30, 2010
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income

Futures - Commodity Contracts	Realized gain on closed positions	$18,142,650		$14,251,490

	Change in unrealized loss on open positions		$(51,962,180)		$(19,161,170)

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies existing requirements for measuring fair value and for disclosure about fair value measurements in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments early, but no earlier than for interim periods beginning after December 15, 2011. The implementation of ASU No. 2011-04 is not expected to have a material impact on US12OF’s financial statements.

In January 2010, FASB issued ASU No. 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 clarifies existing disclosure and requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, entities will need to disclose information about purchases, sales, issuances and settlements of Level 3 securities on a gross basis, rather than as a net number as currently required. The implementation of ASU No. 2010-06 is not expected to have a material impact on US12OF’s financial statements.

NOTE 9 - SUBSEQUENT EVENTS

US12OF has performed an evaluation of subsequent events through the date the financial statements were issued. The subsequent events were as follows.

As discussed in Note 3 and Note 4 above, on October 20, 2011, US12OF and the NYMEX amended the licensing agreement. Pursuant to the agreement, up to October 19, 2011, US12OF and the affiliated funds managed by USCF, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. On and after October 20, 2011, US12OF and the affiliated funds managed by USCF, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all assets.

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

Introduction

US12OF, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of US12OF is for the daily changes in percentage terms of its units’ net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of 12 futures contracts for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months, less US12OF’s expenses. When calculating the daily movement of the average price of the 12 contracts, each contract month will be equally weighted. It is not the intent of US12OF to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. The general partner of US12OF, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil Interests (as defined below).

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

US12OF seeks to achieve its investment objective by investing in a combination of Oil Futures Contracts and Other Oil Interests such that changes in its NAV, measured in percentage terms, will closely track the changes in the average of the prices of the Benchmark Oil Futures Contracts, also measured in percentage terms. USCF believes the daily changes in the average of the prices of the Benchmark Oil Futures Contracts have historically exhibited a close correlation with the daily changes in the spot price of light, sweet crude oil. It is not the intent of US12OF to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts and Other Oil Interests.

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

All of the Dodd-Frank Act’s provisions became effective on July 16, 2011. However, some new rules implementing, and in many cases, interpreting and clarifying, the Dodd-Frank Act’s new requirements have not been finalized. Therefore, US12OF will necessarily operate in a period of regulatory uncertainty until all applicable new regulations have been finalized. Some specific examples of how the new Dodd-Frank Act provisions and rules adopted thereunder could impact US12OF are discussed below.

Provisions in the Dodd-Frank Act include the requirement that position limits be established on a wide range of commodity interests including energy-based and other commodity futures contracts, certain cleared commodity swaps and certain over-the-counter commodity contracts; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most swap transactions that are currently entered into in the over-the-counter market. The new law and the rules thereunder may negatively impact US12OF’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties. Further, increased regulation of, and the imposition of additional costs on, swap transactions under the new legislation and implementing regulations could cause a reduction in the swap market and the overall derivatives markets, which could restrict liquidity and adversely affect US12OF. In particular, new position limits imposed on US12OF or its counterparties may impact US12OF’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of US12OF’s investments and doing business, which could adversely impact the ability of US12OF to achieve its investment objective.

On October 18, 2011, the U.S. Commodity Futures Trading Commission (the “CFTC”) adopted regulations implementing position limits and limit formulas for 28 core physical commodity futures contracts, including the Futures Contracts and options on Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts (collectively, “Referenced Contracts”). The new regulations require, among other things, aggregation of position limits that would apply across different trading venues to contracts based on the same underlying commodity. However, the regulations do not appear to require aggregation of Referenced Contracts held across separate Funds or Trust Series.

The position limit rules will be implemented in two phases: spot-month position limits and non-spot-month position limits. Spot-month limits will be effective sixty days after the term “swap” is defined under the Dodd-Frank Act (see below). The limits adopted will be based on the spot-month position limit levels currently in place at the Futures Exchanges (or designated contract market or “DCM”). Thereafter, the spot-month limits will be adjusted annually for energy contracts. These subsequent limits will be based on the CFTC’s determination of deliverable supply in consultation with the Futures Exchanges. Spot-month position limit levels will be set generally at 25% of estimated deliverable supply, and limits will be applied separately for physical-delivery and cash-settled contracts in the same commodity.

Non-spot-month position limits will go into effect by CFTC order after the CFTC has received one year of open interest data on physical commodity cleared and uncleared swaps under the swaps large trader reporting rule. The non-spot month limits will be adjusted biennially based on Referenced Contract open interest. Non-spot-month position limits (i.e., limits applied to positions in all contract months combined or in a single contract month) will be set using the 10/2.5 percent formula: 10 percent of the contract’s first 25,000 of open interest and 2.5 percent thereafter. These limits will be reset biennially based on two years of open interest data.

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of US12OF to achieve its investment objective. However, as of the filing of this quarterly report on Form 10-Q, additional studies are required before final rules are implemented, and therefore, it cannot be determined with certainty, what impact such rules will have on US12OF.

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

The amount of initial and variation margin that Covered Swap Entities would be required to collect under the proposed rules varies based on whether a Covered Swap Entity’s counterparty to a particular swap is (1) also a Covered Swap Entity, (2) a “high-risk” financial entity end-user, (3) a “low-risk” financial entity end-user (e.g., financial entities subject to capital requirements imposed by bank or insurance regulators, that predominantly use swaps to hedge and that do not have significant swap exposure) or (4) a non-financial end-user. With certain exceptions not applicable to US12OF and the affiliated funds managed by USCF, Covered Swap Entities would not be required to post initial or variation margin to any of their counterparties except for other Covered Swap Entities.

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

The CFTC and the SEC have proposed joint rules defining “swaps” and “security-based swaps,” which would provide additional clarity regarding which transactions will be regulated as such under the Dodd-Frank Act and, more specifically, whether and how new CFTC and SEC rules will apply to US12OF. Final rules with regard to the definition of “swaps” and “security-based swaps” have not yet been proposed.

The CFTC has now issued proposed versions of all of the rules it is required to promulgate under the Dodd-Frank Act but continues to issue proposed versions of additional rules that it has authority to promulgate.

On July 14, 2011, the CFTC issued an order providing temporary relief from certain swaps-related provisions of Title VII that would have automatically taken effect on July 16, 2011. The final order granted temporary exemptive relief that, by its terms, expires upon the earlier of the effective date of the required final rulemaking or December 31, 2011. On October 18, 2011, the CFTC issued an order, which modifies the July 14, 2011 order by extending the temporary exemptive relief to the earlier of the effective date of the required final rulemaking or July 16, 2012.

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

Price Movements

Crude oil futures prices were volatile during the nine months ended September 30, 2011 and exhibited moderate daily swings along with an uneven upward trend from January 2011 through April 2011 and finished the period with a downward trend. The average price of the Benchmark Oil Futures Contracts started the period at $93.68 per barrel. Average prices hit a peak on April 29, 2011 at $114.41 per barrel. The low of the period was on September 30, 2011 when prices reached $80.26 per barrel. The period ended with the average price of the Benchmark Oil Futures Contracts at $80.26 per barrel, down approximately 14.33% over the period. US12OF’s NAV started the period at $42.91 per unit. US12OF’s NAV reached its high for the period on April 29, 2011 at $51.38 per unit and reached its low for the period on September 30, 2011 at $35.34 per unit. The NAV on September 30, 2011 was $35.34, down approximately 17.64% over the period. The average Benchmark Oil Futures Contract prices listed above began with the February 2011 to January 2012 contracts and ended with the November 2011 to October 2012 contracts. The decrease of approximately 14.33% on the average price of the Benchmark Oil Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result. Furthermore, the change in the nominal price of these differing crude Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that US12OF seeks to track, which are more fully described below in the section titled “Tracking US12OF’s Benchmark.”

During the nine months ended September 30, 2011, the level of contango remained mildly steep, meaning that the price of the near month crude Oil Futures Contract was less than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. Crude oil inventories, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the remainder of 2009 and the beginning of 2010. During the year ended December 31, 2010, crude oil inventories began to climb higher, however, beginning mid-2011, crude-oil inventories outside the U.S. had drawn to their lowest levels in nine years. Although the market is tight, product prices and global markets are keeping prices low and the futures market in contango, when otherwise due to inventory it would be more in a backwardation environment. During the nine months ended September 30, 2011, crude oil inventories began to decline which contributed to the mild level of contango through the end of September 30, 2011. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 11,000,000 units, US12OF has registered one subsequent offering of its units: 100,000,000 units which were registered with the SEC on March 31, 2009. Units offered by US12OF in the subsequent offerings were sold by it for cash at the units’ NAV as described in the applicable prospectus. As of September 30, 2011, US12OF had issued 11,000,000 units, 4,900,000 of which were outstanding. As of September 30, 2011, there were 100,000,000 units registered but not yet issued.

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

For the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

As of September 30, 2011, the total unrealized loss on Oil Futures Contracts owned or held on that day was $36,095,620, and US12OF established cash deposits and investments in money market funds that were equal to $209,662,679. US12OF held 76.03% of its cash assets in overnight deposits and money market funds at its custodian bank, while 23.97% of the cash balance was held as margin deposits for the Oil Futures Contracts purchased. The ending per unit NAV on September 30, 2011 was $35.34.

By comparison, as of September 30, 2010, the total unrealized gain on Oil Futures Contracts owned or held on that day was $1,640,920 and US12OF established cash deposits and investments in money market funds that were equal to $149,235,949. US12OF held 86.84% of its cash assets in overnight deposits and investments in money market funds at its custodian bank, while 13.16% of the cash balance was held as margin deposits for the Oil Futures Contracts purchased. The increase in cash assets in overnight deposits and money market funds for September 30, 2011, as compared to September 30, 2010, was the result of US12OF’s greater size in the current period as measured by total net assets. The ending per unit NAV on September 30, 2010 was $38.59. The decrease in the per unit NAV for September 30, 2011, as compared to September 30, 2010, was primarily a result of lower prices for crude oil and the related decrease in the value of the Oil Futures Contracts that US12OF had invested in between the period ended September 30, 2010 and the period ended September 30, 2011.

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

During the nine months ended September 30, 2011, the daily average total net assets of US12OF were $223,118,013. The management fee incurred by US12OF during the period amounted to $1,001,280. By comparison, during the nine months ended September 30, 2010, the daily average total net assets of US12OF were $155,668,274. The management fee paid by US12OF during the period amounted to $698,588.

In addition to the management fee, US12OF pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the nine months ended September 30, 2011 was $318,267, as compared to $335,841 for the nine months ended September 30, 2010. The decrease in expenses for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was primarily due to a decrease in legal expenses during the nine months ended September 30, 2011. For the nine months ended September 30, 2011, US12OF incurred $7,080 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the nine months ended September 30, 2010, US12OF incurred $7,700 in ongoing registration fees and other expenses relating to the registration and offering of additional units. The decrease in registration fees and expenses incurred by US12OF for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, was primarily due to amortization of prepaid registration costs, which were matched to a slower expected rate of unit creations during the nine months ended September 30, 2011.

US12OF is responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner and sponsor and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships and, as of July 8, 2011, those affiliated funds organized as a series of a Delaware statutory trust. Affiliated funds of US12OF include the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States Gasoline Fund, LP (“UGA”), the United States Heating Oil Fund, LP (“USHO”), the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”), the United States Brent Oil Fund, LP (“USBO”), the United States Commodity Index Fund (“USCI”), the United States Agriculture Index Fund (“USAG”), the United States Copper Index Fund (“CPER”) and the United States Metals Index Fund (“USMI”). US12OF shares the fees and expenses with each affiliated fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2011 are estimated to be a total of $540,000 for all affiliated funds. By comparison, for the year ended December 31, 2010, these fees and expenses amounted to a total of $1,107,140 for all affiliated funds, except USCI, USAG, CPER and USMI, and US12OF’s portion of such fees and expenses was $34,678. Effective as of April 1, 2010, US12OF became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and the affiliated funds, except USCI, USAG, CPER and USMI.

US12OF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil Interests or short-term obligations of the United States of two years or less (“Treasuries”). During the nine months ended September 30, 2011, total commissions paid to brokers amounted to $23,061. By comparison, during the nine months ended September 30, 2010, total commissions paid to brokers amounted to $8,070. The increase in the total commissions paid to brokers for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, was primarily a result of the increase in creation and redemption activity during the nine months ended September 30, 2011. The increase in creation and redemption activity required US12OF to purchase a larger number of Oil Futures Contracts and incur a higher amount of broker commissions. As an annualized percentage of total net assets, the figure for the nine months ended September 30, 2011 represents approximately 0.01% of total net assets. By comparison, the figure for the nine months ended September 30, 2010 represented approximately 0.01% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with US12OF’s audit expenses and tax accounting and reporting requirements are paid by US12OF. These costs are estimated to be $200,000 for the year ending December 31, 2011.

Dividend and Interest Income. US12OF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil Interests in an amount equal to the total net assets of its portfolio. Typically, such investments do not require US12OF to pay the full amount of the contract value at the time of purchase, but rather require US12OF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, US12OF retains an amount that is approximately equal to its total net assets, which US12OF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with US12OF’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the nine months ended September 30, 2011, US12OF earned $26,502 in dividend and interest income on such cash and/or cash equivalents. Based on US12OF’s average daily total net assets, this was equivalent to an annualized yield of 0.02%. US12OF did not purchase Treasuries during the nine months ended September 30, 2011 and held only cash and/or cash equivalents during this time period. By comparison, for the nine months ended September 30, 2010, US12OF earned $49,966 in dividend and interest income on such cash and/or cash equivalents. Based on US12OF’s average daily total net assets, this was equivalent to an annualized yield of 0.04%. US12OF did not purchase Treasuries during the nine months ended September 30, 2010 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were lower during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. As a result, the amount of income earned by US12OF as a percentage of total net assets was lower during the nine months ended September 30, 2011 and the nine months ended September 30, 2010.

For the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Portfolio Expenses. During the three months ended September 30, 2011, the daily average total net assets of US12OF were $203,276,465. The management fee incurred by US12OF during the period amounted to $307,421. By comparison, during the three months ended September 30, 2010, the daily average total net assets of US12OF were $151,415,173. The management fee paid by US12OF during the period amounted to $228,990.

In addition to the management fee, US12OF pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended September 30, 2011 was $51,091, as compared to $36,542 for the three months ended September 30, 2010. The increase in expenses for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was primarily due to the greater size of US12OF during the three months ended September 30, 2011. For the three months ended September 30, 2011, US12OF incurred $2,392 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the three months ended September 30, 2010, US12OF incurred $1,840 in ongoing registration fees and other expenses relating to the registration and offering of additional units. The increase in registration fees and expenses incurred by US12OF for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, was primarily due to amortization of prepaid registration costs, which were matched to the slower rate of unit creations during the three months ended September 30, 2011.

US12OF is responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner and sponsor and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships and, as of July 8, 2011, those affiliated funds organized as a series of a Delaware statutory trust. Affiliated funds of US12OF include USOF, USNG, UGA, USHO, USSO, US12NG, USBO, USCI, USAG, CPER and USMI. US12OF shares the fees and expenses with each affiliated fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2011 are estimated to be a total of $540,000 for all affiliated funds. By comparison, for the year ended December 31, 2010, these fees and expenses amounted to a total of $1,107,140 for all affiliated funds, except USCI, USAG, CPER and USMI, and US12OF’s portion of such fees and expenses was $34,678. Effective as of April 1, 2010, US12OF became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and the affiliated funds, except USCI, USAG, CPER and USMI.

US12OF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil Interests or Treasuries. During the three months ended September 30, 2011, total commissions paid to brokers amounted to $5,819. By comparison, during the three months ended September 30, 2010, total commissions paid to brokers amounted to $3,981. The increase in the total commissions paid to brokers for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was primarily a result of the increase in creation and redemption activity during the three months ended September 30, 2011. The increase in creation and redemption activity required US12OF to increase its trading of Oil Futures Contracts and incur a higher amount of broker commissions. As an annualized percentage of total net assets, the figure for the three months ended September 30, 2011 represents approximately 0.01% of total net assets. By comparison, the figure for the three months ended September 30, 2010 represented approximately 0.01% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with US12OF’s audit expenses and tax accounting and reporting requirements are paid by US12OF. These costs are estimated to be $200,000 for the year ending December 31, 2011.

Dividend and Interest Income. US12OF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil Interests in an amount equal to the total net assets of its portfolio. Typically, such investments do not require US12OF to pay the full amount of the contract value at the time of purchase, but rather require US12OF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, US12OF retains an amount that is approximately equal to its total net assets, which US12OF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with US12OF’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended September 30, 2011, US12OF earned $6,887 in dividend and interest income on such cash and/or cash equivalents. Based on US12OF’s average daily total net assets, this was equivalent to an annualized yield of 0.01%. US12OF did not purchase Treasuries during the three months ended September 30, 2011 and held only cash and/or cash equivalents during this time period. By comparison, for the three months ended September 30, 2010, US12OF earned $23,673 in dividend and interest income on such cash and/or cash equivalents. Based on US12OF’s average daily total net assets, this was equivalent to an annualized yield of 0.06%. US12OF did not purchase Treasuries during the three months ended September 30, 2010 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were lower during the three months ended September 30, 2011 compared to the three months ended September 30, 2010. As a result, the amount of income earned by US12OF as a percentage of total net assets was lower during the three months ended September 30, 2011 and the three months ended September 30, 2010.

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

For the 30 valuation days ended September 30, 2011, the simple average daily change in the Benchmark Oil Futures Contracts was -0.158%, while the simple average daily change in the NAV of US12OF over the same time period was -0.161%. The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contracts, the average error in daily tracking by the NAV was -2.195%, meaning that over this time period US12OF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. A significant portion of the level of US12OF’s relative tracking error as a percentage of the benchmark was due to periods of flat price returns. The first chart below shows the daily movement of US12OF’s NAV versus the daily movement of the Benchmark Oil Futures Contracts for the 30-valuation day period ended September 30, 2011. The second chart below shows the monthly total returns of US12OF as compared to the monthly value of the Benchmark Oil Futures Contracts since inception.

Since the commencement of the offering of US12OF units to the public on December 6, 2007 to September 30, 2011, the simple average daily change in the Benchmark Oil Futures Contracts was -0.007%, while the simple average daily change in the NAV of US12OF over the same time period was -0.008%. The average daily difference was -0.001% (or -0.001 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contracts, the average error in daily tracking by the NAV was -0.294%, meaning that over this time period US12OF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the nine months ended September 30, 2011, the actual total return of US12OF as measured by changes in its NAV was -17.64%. This is based on an initial NAV of $42.91 on December 31, 2010 and an ending NAV as of September 30, 2011 of $35.34. During this time period, US12OF made no distributions to its unitholders. However, if US12OF’s daily changes in its NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, US12OF would have had an estimated NAV of $35.57 as of September 30, 2011, for a total return over the relevant time period of -17.11%. The difference between the actual NAV total return of US12OF of -17.64% and the expected total return based on the Benchmark Oil Futures Contracts of -17.11% was an error over the time period of -0.53%, which is to say that US12OF’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that US12OF pays, offset in part by the income that US12OF collects on its cash and cash equivalent holdings. During the nine months ended September 30, 2011, US12OF received dividend and interest income of $26,502, which is equivalent to a weighted average income rate of 0.02% for such period. In addition, during the nine months ended September 30, 2011, US12OF also collected $26,800 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to US12OF’s actual total return. During the nine months ended September 30, 2011, US12OF incurred total expenses of $1,319,547. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(1,266,245), which is equivalent to an annualized weighted average net income rate of (0.76)% for the nine months ended September 30, 2011. These net expenses also contributed to US12OF’s actual return underperforming the benchmark results.

By comparison, for the nine months ended September 30, 2010, the actual total return of US12OF as measured by changes in its NAV was -4.41%. This was based on an initial NAV of $40.37 on December 31, 2009 and an ending NAV as of September 30, 2010 of $38.59. During this time period, US12OF made no distributions to its unitholders. However, if US12OF’s daily changes in its NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, US12OF would have had an estimated NAV of $38.64 as of September 30, 2010, for a total return over the relevant time period of -4.28%. The difference between the actual NAV total return of US12OF of -4.41% and the expected total return based on the Benchmark Oil Futures Contracts of -4.28% was an error over the time period of -0.13%, which is to say that US12OF’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that US12OF paid, offset in part by the income that US12OF collected on its cash and cash equivalent holdings. During the nine months ended September 30, 2010, US12OF received dividend and interest income of $49,966, which is equivalent to a weighted average income rate of 0.04% for such period. In addition, during the nine months ended September 30, 2010, US12OF also collected $5,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to US12OF’s actual total return. During the nine months ended September 30, 2010, US12OF incurred net expenses of $1,034,429. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(979,463), which is equivalent to an annualized weighted average net income rate of (0.84)% for the nine months ended September 30, 2010. These net expenses also contributed to US12OF’s actual return underperforming the benchmark results.

There are currently three factors that have impacted or are most likely to impact US12OF’s ability to accurately track its Benchmark Oil Futures Contracts.

First, US12OF may buy or sell its holdings in the then current Benchmark Oil Futures Contracts at a price other than the closing settlement price of that contract on the day during which US12OF executes the trade. In that case, US12OF may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contracts, which could cause the changes in the daily NAV of US12OF to either be too high or too low relative to the changes in the Benchmark Oil Futures Contracts. During the nine months ended September 30, 2011, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for US12OF to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact US12OF’s attempt to track the Benchmark Oil Futures Contracts over time.

Second, US12OF earns dividend and interest income on its cash and cash equivalents. US12OF is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the nine months ended September 30, 2011. Interest payments, and any other income, were retained within the portfolio and added to US12OF’s NAV. When this income exceeds the level of US12OF’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), US12OF will realize a net yield that will tend to cause daily changes in the NAV of US12OF to track slightly higher than daily changes in the average of the prices of the Benchmark Oil Futures Contracts. During the nine months ended September 30, 2011, US12OF earned, on an annualized basis, approximately 0.02% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.01% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.18% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -0.77% and affected US12OF’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Oil Futures Contracts.

Third, US12OF may hold Other Oil Interests in its portfolio that may fail to closely track the Benchmark Oil Futures Contracts’ total return movements. In that case, the error in tracking the Benchmark Oil Futures Contracts could result in daily changes in the NAV of US12OF that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contracts. During the nine months ended September 30, 2011, US12OF did not hold any Other Oil Interests. If US12OF increases in size, and due to its obligations to comply with regulatory limits, US12OF may invest in Other Oil Interests which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

If the futures market is in backwardation, e.g., when the expected price of crude oil in the future would be less, the investor would be buying a next month contract for a lower price than the current near month contract. Using the $50 per barrel price above to represent the front month price, the price of the next month contract could be $49 per barrel, that is 2% cheaper than the front month contract. Hypothetically, and assuming no other changes to either prevailing crude oil prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the income earned on cash and/or cash equivalents), the value of the $49 next month contract would rise as it approaches expiration and becomes the new near month contract with a price of $50. In this example, the value of an investment in the second month contract would tend to rise faster than the spot price of crude oil, or fall slower. As a result, it would be possible in this hypothetical example for the spot price of crude oil to have risen 10% after some period of time, while the value of the investment in the second month futures contract would have risen 12%, assuming backwardation is large enough or enough time has elapsed. Similarly, the spot price of crude oil could have fallen 10% while the value of an investment in the futures contract could have fallen only 8%. Over time, if backwardation remained constant, the difference would continue to increase.

If the futures market is in contango, the investor would be buying a next month contract for a higher price than the current near month contract. Using again the $50 per barrel price above to represent the front month price, the price of the next month contract could be $51 per barrel, that is 2% more expensive than the front month contract. Hypothetically, and assuming no other changes to either prevailing crude oil prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the income earned on cash and/or cash equivalents), the value of the next month contract would fall as it approaches expiration and becomes the new near month contract with a price of $50. In this example, it would mean that the value of an investment in the second month would tend to rise slower than the spot price of crude oil, or fall faster. As a result, it would be possible in this hypothetical example for the spot price of crude oil to have risen 10% after some period of time, while the value of the investment in the second month futures contract will have risen only 8%, assuming contango is large enough or enough time has elapsed. Similarly, the spot price of crude oil could have fallen 10% while the value of an investment in the second month futures contract could have fallen 12%. Over time, if contango remained constant, the difference would continue to increase.

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

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

HYPOTHETICAL PERFORMANCE RESULTS HAVE MANY INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW. NO REPRESENTATION IS BEING MADE THAT US12OF WILL OR IS LIKELY TO ACHIEVE PROFITS OR LOSSES SIMILAR TO THOSE SHOWN. IN FACT, THERE ARE FREQUENTLY SHARP DIFFERENCES BETWEEN HYPOTHETICAL PERFORMANCE RESULTS AND THE ACTUAL RESULTS ACHIEVED BY ANY PARTICULAR TRADING PROGRAM.

ONE OF THE LIMITATIONS OF HYPOTHETICAL PERFORMANCE RESULTS IS THAT THEY ARE GENERALLY PREPARED WITH THE BENEFIT OF HINDSIGHT. IN ADDITION, HYPOTHETICAL TRADING DOES NOT INVOLVE FINANCIAL RISK, AND NO HYPOTHETICAL TRADING RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING.

FOR EXAMPLE, THE ABILITY TO WITHSTAND LOSSES OR TO ADHERE TO A PARTICULAR TRADING PROGRAM IN SPITE OF TRADING LOSSES ARE MATERIAL POINTS WHICH CAN ALSO ADVERSELY AFFECT ACTUAL TRADING RESULTS. THERE ARE NUMEROUS OTHER FACTORS RELATED TO THE MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF ANY SPECIFIC TRADING PROGRAM WHICH CANNOT BE FULLY ACCOUNTED FOR IN THE PREPARATION OF HYPOTHETICAL PERFORMANCE RESULTS AND ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL TRADING RESULTS.

BECAUSE THERE ARE NO ACTUAL TRADING RESULTS TO COMPARE TO THE HYPOTHETICAL PERFORMANCE RESULTS, INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THESE HYPOTHETICAL PERFORMANCE RESULTS.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During 2006 and the first half of 2007, these markets experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation. The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango. The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation. Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008. Throughout 2009, the crude oil market remained in contango. During parts of January and February 2009, the level of contango was unusually steep. Crude oil inventories, which reached historic levels in January and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the balance of 2009 and the beginning of 2010. The crude oil futures market remained in contango through 2010 and has remained in contango during the nine months ended September 30, 2011.

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

Crude Oil Market. During the nine months ended September 30, 2011, crude oil prices were impacted by several factors. On the consumption side, demand increased inside and outside the United States as global economic growth, including emerging economies such as China and India, continued to improve during the third quarter of 2011. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries to more closely match global consumption were partially successful. In the summer of 2011, production was also disrupted by political unrest in the Middle East, particularly Libya, which reduced global supply by approximately 1.8 million barrels per day. On June 23, 2011, the United States and other industrial nations announced the release of 60 million barrels of crude oil from strategic stockpiles in an effort to reduce the price of fuel. This announcement briefly lowered the price of crude oil, but the release of oil from strategic stockpiles did not in and of itself have an impact on the price of crude oil as of September 30, 2011. Crude oil prices finished the third quarter of 2011, approximately 13.3% lower than at the beginning of the year, as the global economy continues to adjust to periods of slow recovery and economic growth. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels.

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

For the ten-year time period between September 30, 2001 and September 30, 2011, the chart below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities or U.S. government bonds. However, movements in crude oil had a strong positive correlation to movements in heating oil and unleaded gasoline. Finally, crude oil had a positive, but weaker, correlation with global equities and natural gas.

Correlation Matrix September 30, 2001-2011	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.342	0.968	0.181	0.190	0.044	0.223
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.311	-0.254	-0.126	0.096	-0.179
Global Equities (FTSE World Index)			1.000	0.240	0.273	0.099	0.319
Unleaded Gasoline				1.000	0.723	0.257	0.760
Heating Oil					1.000	0.505	0.844
Natural Gas						1.000	0.405
Crude Oil							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one-year period ended September 30, 2011, crude oil had a strong positive correlation with domestic and global equities, unleaded gasoline, and heating oil. Crude oil also had a moderate positive correlation with natural gas over this period. The correlation of crude oil with the movements of unleaded gasoline, heating oil, natural gas, and global and domestic equities was strong compared to what it had displayed over the ten-year period ended September 30, 2011. Notably, the correlation between crude oil and large cap U.S. equities, which had been essentially non-correlated over the ten-year period ended September 30, 2011, displayed results that indicated that they had a strong positive correlation over this shorter time period. Finally, the results showed that crude oil and U.S. government bonds, which had essentially been non-correlated for the ten-year period ended September 30, 2011, were negatively correlated over this more recent time period.

Correlation Matrix 12 months ended September 30, 2011	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.734	0.986	0.691	0.702	0.543	0.768
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.677	-0.505	-0.477	-0.383	-0.599
Global Equities (FTSE World Index)			1.000	0.690	0.704	0.526	0.762
Unleaded Gasoline				1.000	0.854	0.631	0.965
Heating Oil					1.000	0.466	0.871
Natural Gas						1.000	0.658
Crude Oil							1.000

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

US12OF currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on cash and/or cash equivalents. US12OF has allocated substantially all of its net assets to trading in Oil Interests. US12OF invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil Interests. A significant portion of US12OF’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the net assets is held in US12OF’s account at its custodian bank. Income received from US12OF’s money market funds is paid to US12OF. In prior periods, the amount of cash earned by US12OF from the sale of Creation Baskets and from income earned has exceeded the amount of cash required to pay US12OF’s expenses. However, during the nine months ended September 30, 2011, US12OF’s expenses exceeded the income US12OF earned and the cash earned from the sale of Creation Baskets. During the nine months ended September 30, 2011, US12OF was forced to use other assets to pay cash expenses, which could cause a drop in US12OF’s NAV over time. To the extent expenses exceed income, US12OF’s NAV will be negatively impacted.

US12OF’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent US12OF from promptly liquidating its positions in Oil Futures Contracts. During the nine months ended September 30, 2011, US12OF was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, US12OF cannot predict whether such an event may occur in the future.

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

As of September 30, 2011, US12OF held cash deposits and investments in money market funds in the amount of $209,662,679. This amount is subject to loss should US12OF’s custodian cease operations.

Off Balance Sheet Financing

As of September 30, 2011, US12OF had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of US12OF. While US12OF’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on US12OF’s financial position.

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

USCF agreed to pay the start-up costs associated with the formation of US12OF, primarily its legal, accounting and other costs in connection with USCF’s registration with the CFTC as a CPO and the registration and listing of US12OF and its units with the SEC, FINRA and the NYSE Arca (formerly, AMEX), respectively. However, since US12OF’s initial offering of units, offering costs incurred in connection with registering and listing additional units of US12OF have been directly borne on an ongoing basis by US12OF, and not by USCF.

USCF pays the fees of US12OF’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of US12OF’s condensed financial statements and its SEC and CFTC reports. USCF and US12OF have also entered into a licensing agreement with the NYMEX pursuant to which US12OF and the affiliated funds managed by USCF, other than USBO, USCI, USMI, USAG and CPER, pay a licensing fee to the NYMEX. US12OF also pays the fees and expenses associated with its tax accounting and reporting requirements.

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

As of September 30, 2011, US12OF’s portfolio consisted of 2,158 Crude Oil Futures CL Contracts traded on the NYMEX. For a list of US12OF’s current holdings, please see US12OF’s website at www.unitedstates12monthoilfund.com.

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

The Dodd-Frank Act requires the CFTC and SEC to establish both “initial and variation margin requirements” on all swaps that are not cleared by a registered clearing organization (i.e., uncleared swaps). In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian. At this time, the CFTC has proposed rules addressing margin requirements and the statutory right of certain market participants, but has not implemented any rules on these issues. On April 12, 2011, the Prudential Regulators and the CFTC issued proposed rules establishing minimum initial and variation margin collection requirements for Covered Swap Entities, which if adopted, would require Covered Swap Entities to collect minimum initial and variation margin amounts from swap counterparties. The public comment period for these rules was extended on June 23, 2011. The Prudential Regulators’ proposed rules would apply to those Covered Swap Entities that are regulated by the Prudential Regulators and the CFTC’s proposed rules would apply to Covered Swap Entities that are not regulated by the Prudential Regulators.

The amount of initial and variation margin that Covered Swap Entities would be required to collect under the proposed rules varies based on whether a Covered Swap Entity’s counterparty to a particular swap is (1) also a Covered Swap Entity, (2) a “high-risk” financial entity end-user, (3) a “low-risk” financial entity end-user (e.g., financial entities subject to capital requirements imposed by bank or insurance regulators, that predominantly use swaps to hedge and that do not have significant swap exposure) or (4) a non-financial end-user. With certain exceptions not applicable to US12OF and the affiliated funds managed by USCF, Covered Swap Entities would not be required to post initial or variation margin to any of their counterparties except for other Covered Swap Entities.

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

The CFTC voted to propose rules for capital requirements for Covered Swap Entities that are not regulated by a Prudential Regulator. Covered Swap Entities that are regulated by a Prudential Regulator will be subject to the capital requirements already imposed by such Prudential Regulator. In general, higher levels of capital would be imposed on Covered Swap Entities that do not collect margin from their counterparties (or that collect margin subject to thresholds) in connection with their swaps, and could increase the costs of such swaps. On July 14, 2011, the CFTC issued an order providing temporary relief from certain swaps-related provisions of Title VII that would have automatically taken effect on July 16, 2011. The final order granted temporary exemptive relief that, by its terms, expires upon the earlier of the effective date of the required final rulemaking or December 31, 2011. On October 18, 2011, the CFTC issued an order, which modifies the July 14, 2011 order by extending the temporary exemptive relief to the earlier of the effective date of the required final rulemaking or July 16, 2012.

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

During the nine months ended September 30, 2011, US12OF did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, US12OF was not exposed to counterparty risk.

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

There have been no material changes to the risk factors previously disclosed in US12OF’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 14, 2011, and US12OF’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed on August 9, 2011, except for the update to the risk factor set forth below and the addition of the risk factor set forth below.

Updated Risk Factor:

The financial markets are currently in a period of disruption and US12OF does not expect these conditions to improve in the near future.

Since 2008, the financial markets have experienced difficult financial conditions and volatility as well as significant adverse trends. The conditions in these markets have resulted in sporadic availability of corporate credit and liquidity and have led indirectly to the insolvency, closure or acquisition of a number of major financial institutions and have contributed to further consolidation within the financial services industry. Although the financial markets saw some signs of a recovery beginning in late 2010, economic growth in 2011 has been slow and the financial markets are still fragile and could fall into another recession. Another recession could adversely affect the financial condition and results of operations of US12OF’s service providers and Authorized Purchasers which would impact the ability of USCF to achieve US12OF’s investment objective.

New Risk Factor:

Further ratings downgrades on sovereigns could cause further global market volatility, negatively impacting the ability of sovereigns to borrow funds and pay debt obligations.

In August 2011, Standard & Poor’s downgraded the United States’ long-term credit rating from AAA to AA+. This downgrade resulted in global market volatility and it is unclear what effect such downgrade will have on various State debt obligations, as well as other sovereign debt obligations. Such downgrades could have a global impact resulting in a recessionary market and defaults on sovereign debt obligations. Any default on a sovereign to pay its debt obligations could negatively impact US12OF.

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

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
10.1(1)	Third Amendment to the License Agreement between United States Commodity Funds, LLC and New York Mercantile Exchange, Inc.
31.1(2)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(2)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(2)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(2)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(3)	XBRL Instance Document
101.SCH(3)	XBRL Taxonomy Extension Schema
101.CAL(3)	XBRL Taxonomy Extension Calculation Linkbase
101.DEF(3)	XBRL Taxonomy Extension Definition Linkbase
101.LAB(3)	XBRL Taxonomy Extension Label Linkbase
101.PRE(3)	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2011.
(2)	Filed herewith.
(3)

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

Date: November 9, 2011

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 9, 2011