Form 10-Q
period 2012-03-31
United States 12 Month Oil Fund, LP
filed 2012-05-10
CIK 1405528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33859

United States 12 Month Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Item 1. Condensed Financial Statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Financial Condition

At March 31, 2012 (Unaudited) and December 31, 2011

	March 31, 2012	December 31, 2011

Assets
Cash and cash equivalents (Note 5)	$136,449,005	$123,736,412
Equity in UBS Securities LLC trading accounts:
Cash and cash equivalents	24,291,380	42,136,549
Unrealized gain on open commodity futures contracts	11,303,840	4,002,120
Dividend receivable	2,352	1,916
Interest receivable	49	14
Other assets	133,640	127,440

Total assets	$172,180,266	$170,004,451

Liabilities and Partners’ Capital
Investment payable	$—	$33
Professional fees payable	283,535	407,121
General Partner management fees payable (Note 3)	89,360	88,691
Brokerage commissions payable	6,022	6,022
Other liabilities	19,659	12,704

Total liabilities	398,576	514,571

Commitments and Contingencies (Notes 3, 4, and 5)

Partners’ Capital
General Partner	—	—
Limited Partners	171,781,690	169,489,880

Total Partners’ Capital	171,781,690	169,489,880

Total liabilities and partners’ capital	$172,180,266	$170,004,451

Limited Partners’ units outstanding	3,750,000	3,900,000

Net asset value per unit	$45.81	$43.46

Market value per unit	$45.81	$43.48

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2012

	$000,000,000	$000,000,000	$000,000,000
	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners’ Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Crude Oil Futures CL May 2012 contracts, expiring April 2012	137	$(371,880)	(0.22)
NYMEX Crude Oil Futures CL June 2012 contracts, expiring May 2012	137	831,820	0.48
NYMEX Crude Oil Futures CL July 2012 contracts, expiring June 2012	136	392,680	0.23
NYMEX Crude Oil Futures CL August 2012 contracts, expiring July 2012	137	627,740	0.37
NYMEX Crude Oil Futures CL September 2012 contracts, expiring August 2012	137	2,160,640	1.26
NYMEX Crude Oil Futures CL October 2012 contracts, expiring September 2012	137	1,932,480	1.12
NYMEX Crude Oil Futures CL November 2012 contracts, expiring October 2012	137	2,497,830	1.45
NYMEX Crude Oil Futures CL December 2012 contracts, expiring November 2012	136	1,486,330	0.87
NYMEX Crude Oil Futures CL January 2013 contracts, expiring December 2012	137	762,340	0.44
NYMEX Crude Oil Futures CL February 2013 contracts, expiring January 2013	137	576,390	0.34
NYMEX Crude Oil Futures CL March 2013 contracts, expiring February 2013	137	480,160	0.28
NYMEX Crude Oil Futures CL April 2013 contracts, expiring March 2013	137	(72,690)	(0.04)

Total Open Futures Contracts	1,642	$11,303,840	6.58

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.03%, 6/21/2012	$13,450,000	$13,449,092	7.83

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	40,160,318	40,160,318	23.38
Goldman Sachs Financial Square Funds - Government Fund - Class SL	6,451,529	6,451,529	3.76
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	60,522,074	60,522,074	35.23

Total Money Market Funds		107,133,921	62.37

Total Cash Equivalents		$120,583,013	70.20

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2012 and 2011

	Three months ended March 31, 2012	Three months ended March 31, 2011
Income
Gain on trading of commodity futures contracts:
Realized gain on closed positions	$2,158,700	$8,133,470
Change in unrealized gain on open positions	7,301,720	22,692,570
Dividend income	6,102	12,329
Interest income	2,232	996
Other income	3,150	16,000

Total income	9,471,904	30,855,365

Expenses
General Partner management fees (Note 3)	255,887	326,319
Professional fees	38,135	101,084
Brokerage commissions	4,890	12,023
Other expenses	16,804	23,059

Total expenses	315,716	462,485

Net income	$9,156,188	$30,392,880

Net income per limited partnership unit	$2.35	$5.59

Net income per weighted average limited partnership unit	$2.43	$6.18

Weighted average limited partnership units outstanding	3,760,440	4,917,778

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2012

	0000000000000000	0000000000000000	0000000000000000
	General Partner	Limited Partners	Total

Balances, at December 31, 2011	$—	$169,489,880	$169,489,880
Addition of 400,000 partnership units	—	18,020,754	18,020,754
Redemption of 550,000 partnership units	—	(24,885,132)	(24,885,132)
Net income	—	9,156,188	9,156,188

Balances, at March 31, 2012	$—	$171,781,690	$171,781,690

Net Asset Value Per Unit:
At December 31, 2011	$43.46

At March 31, 2012	$45.81

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2012 and 2011

	Three months ended March 31, 2012	Three months ended March 31, 2011
Cash Flows from Operating Activities:
Net income	$9,156,188	$30,392,880
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in commodity futures trading account - cash and cash equivalents	17,845,169	11,876,572
Unrealized gain on futures contracts	(7,301,720)	(22,692,570)
Increase in dividend receivable	(436)	(590)
Increase in interest receivable	(35)	—
Increase in other assets	(6,200)	(3,779)
Decrease in investment payable	(33)	—
Decrease in professional fees payable	(123,586)	(108,485)
Increase in General Partner management fees payable	669	55,212
Increase in brokerage commissions payable	—	1,980
Increase in other liabilities	6,955	4,829

Net cash provided by operating activities	19,576,971	19,526,049

Cash Flows from Financing Activities:
Addition of partnership units	18,020,754	98,271,913
Redemption of partnership units	(24,885,132)	(18,494,018)

Net cash provided by (used in) financing activities	(6,864,378)	79,777,895

Net Increase in Cash and Cash Equivalents	12,712,593	99,303,944

Cash and Cash Equivalents, beginning of period	123,736,412	152,952,590

Cash and Cash Equivalents, end of period	$136,449,005	$252,256,534

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2012 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States 12 Month Oil Fund, LP (“US12OF”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007. US12OF is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, US12OF’s units traded on the American Stock Exchange (the “AMEX”). US12OF will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of December 4, 2007 (the “LP Agreement”). The investment objective of US12OF is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the average of the prices of the 12 futures contracts for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), less US12OF’s expenses. When calculating the daily movement of the average price of the 12 contracts, each contract month will be equally weighted. It is not the intent of US12OF to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. It is not the intent of US12OF to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contracts as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of US12OF, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). US12OF accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of March 31, 2012, US12OF held 1,642 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX.

US12OF commenced investment operations on December 6, 2007 and has a fiscal year ending on December 31. USCF is responsible for the management of US12OF. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI, CPER and USAG listed their units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011 and “USAG” on April 13, 2012, respectively. USMI is not listed on the NYSE Arca as of the filing of this quarterly report on Form 10-Q. All funds listed previously are referred to collectively herein as the “Related Public Funds.” USCF has also filed registration statements to register units of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“USABF”), each a series of the United States Commodity Funds Trust I.

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

From July 1, 2011 through March 31, 2012 (and continuing at least through May 1, 2012), the applicable transaction fee paid by Authorized Purchasers is $350 to US12OF for each order they place to create or redeem one or more baskets (“Redemption Baskets”); prior to July 1, 2011, this fee was $1,000. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per unit NAV of US12OF but rather at market prices quoted on such exchange.

On December 4, 2007, US12OF initially registered 11,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On December 6, 2007, US12OF listed its units on the AMEX under the ticker symbol “USL”. On that day, US12OF established its initial per unit NAV by setting the price at $50.00 and issued 300,000 units in exchange for $15,000,000. US12OF also commenced investment operations on December 6, 2007, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of March 31, 2012, US12OF had registered a total of 111,000,000 units.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. US12OF earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the 90-day Treasury bill rate. In addition, US12OF earns income on funds held at the custodian or futures commission merchant at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

US12OF is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, US12OF is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. US12OF files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. US12OF is not subject to income tax return examinations by major taxing authorities for years before 2008. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in US12OF recording a tax liability that reduces net assets. However, US12OF’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. US12OF recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2012.

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

US12OF receives or pays the proceeds from units sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in US12OF’s condensed statements of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of US12OF in proportion to the number of units each partner holds as of the close of each month. USCF may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

Calculation of Per Unit Net Asset Value

US12OF’s per unit NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units outstanding. US12OF uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at March 31, 2012.

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

Reclassification

Certain amounts in the accompanying condensed financial statements were reclassified to conform to the current presentation.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires USCF to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

NOTE 3 - FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

USCF Management Fee

Under the LP Agreement, USCF is responsible for investing the assets of US12OF in accordance with the objectives and policies of US12OF. In addition, USCF has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to US12OF. For these services, US12OF is contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.60% per annum of average daily total net assets.

Ongoing Registration Fees and Other Offering Expenses

US12OF pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2012 and 2011, US12OF incurred $2,366 and $2,322, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

US12OF is responsible for paying its portion of the directors’ and officers’ liability insurance for US12OF and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of US12OF and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. US12OF shares the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for US12OF and the Related Public Funds.

Licensing Fees

As discussed in Note 4 below, US12OF entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, through October 19, 2011, US12OF and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined net assets of the funds and 0.02% for combined net assets above $1,000,000,000. On and after October 20, 2011, US12OF and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2012 and 2011, US12OF incurred $6,397 and $13,197, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with US12OF’s audit expenses and tax accounting and reporting requirements are paid by US12OF. These costs are estimated to be $200,000 for the year ending December 31, 2012.

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to US12OF and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of US12OF’s, USOF’s, USNG’s, UGA’s, USHO’s, USSO’s, US12NG’s, USBO’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets, (b) 0.0465% for US12OF’s, USOF’s, USNG’s, UGA’s, USHO’s, USSO’s, US12NG’s, USBO’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once US12OF’s, USOF’s, USNG’s, UGA’s, USHO’s, USSO’s, US12NG’s, USBO’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays transaction fees ranging from $7 to $15 per transaction.

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

All of the futures contracts held by US12OF were exchange-traded through March 31, 2012. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if US12OF were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. US12OF has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, US12OF bears the risk of financial failure by the clearing broker.

US12OF’s cash and other property, such as short-term obligations of the United States of two years or less (“Treasuries”), deposited with a futures commission merchant are considered commingled with all other customer funds, subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of US12OF’s assets posted with that futures commission merchant; however, the majority of US12OF’s assets are held in Treasuries, cash and/or cash equivalents with US12OF’s custodian and would not be impacted by the insolvency of a futures commission merchant. The failure or insolvency of US12OF’s custodian, however, could result in a substantial loss of US12OF’s assets.

USCF invests a portion of US12OF’s cash in money market funds that seek to maintain a stable per unit NAV. US12OF is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2012 and December 31, 2011, US12OF held investments in money market funds in the amounts of $107,133,921 and $107,128,288, respectively. US12OF also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of March 31, 2012 and December 31, 2011, US12OF held cash deposits and investments in Treasuries in the amounts of $53,606,464 and $58,744,673, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should US12OF’s custodian and/or futures commission merchant cease operations.

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

The financial instruments held by US12OF are reported in its condensed statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2012 and 2011 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2012 (Unaudited)	For the three months ended March 31, 2011 (Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$43.46	$42.91
Total income	2.43	5.68
Net expenses	(0.08)	(0.09)

Net increase in net asset value	2.35	5.59

Net asset value, end of period	$45.81	$48.50

Total Return	5.41%	13.03%

Ratios to Average Net Assets
Total income	5.52%	13.99%

Expenses excluding management fees*	0.14%	0.25%

Management fees*	0.60%	0.60%

Net income	5.34%	13.78%

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

The following table summarizes the valuation of US12OF’s securities at March 31, 2012 using the fair value hierarchy:

	$120,576,360	$120,576,360	$120,576,360	$120,576,360
At March 31, 2012	Total	Level I	Level II	Level III

Short-Term Investments	$120,583,013	$120,583,013	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	11,303,840	11,303,840	—	—

During the three months ended March 31, 2012, there were no transfers between Level I and Level II.

The following table summarizes the valuation of US12OF’s securities at December 31, 2011 using the fair value hierarchy:

	$120,576,360	$120,576,360	$120,576,360	$120,576,360
At December 31, 2011	Total	Level I	Level II	Level III

Short-Term Investments	$120,576,360	$120,576,360	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	4,002,120	4,002,120	—	—

During the year ended December 31, 2011, there were no transfers between Level I and Level II.

Effective January 1, 2009, US12OF adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2012	Fair Value At December 31, 2011

Futures - Commodity Contracts	Assets	$11,303,840	$4,002,120

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2012		For the three months ended March 31, 2011
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income

Futures - Commodity Contracts	Realized gain on closed positions	$2,158,700		$8,133,470

	Change in unrealized gain on open positions		$7,301,720		$22,692,570

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 9 - SUBSEQUENT EVENTS

US12OF has performed an evaluation of subsequent events through the date the financial statements were issued. The subsequent events were as follows:

USAG listed its units on the NYSE Arca under the ticker symbol “USAG” on April 13, 2012. USAG established its initial offering per unit NAV by setting the price at $25.00. In accordance with applicable requirements of Regulation M under the Securities Exchange Act of 1934, no Creation Baskets were offered to Authorized Purchasers nor were the units listed on the NYSE Arca until five business days had elapsed from the date of USCF’s purchase of the initial Creation Basket on April 4, 2012. The fee that would have otherwise been charged in connection with an order to create or redeem was waived in connection with the initial Creation Basket. USCF has agreed not to resell the units comprising such basket until immediately following such redemption at least 100,000 units of USAG remain outstanding in order to satisfy NYSE Arca listing requirements.

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

Introduction

US12OF, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of US12OF is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the average of the prices of 12 futures contracts for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), less US12OF’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. When calculating the daily movement of the average price of the 12 contracts, each contract month will be equally weighted. It is not the intent of US12OF to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. It is not the intent of US12OF to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. The general partner of US12OF, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below).

US12OF invests in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil interests such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). For convenience and unless otherwise specified, Oil Futures Contracts and Other Oil-Related Investments collectively are referred to as “Oil Interests” in this quarterly report on Form 10-Q.

US12OF seeks to achieve its investment objective by investing in a combination of Oil Futures Contracts and Other Oil-Related Investments such that daily changes in its per unit NAV, measured in percentage terms, will closely track the daily changes in the average of the prices of the Benchmark Oil Futures Contracts, also measured in percentage terms. USCF believes the daily changes in the average of the prices of the Benchmark Oil Futures Contracts have historically exhibited a close correlation with the daily changes in the spot price of light, sweet crude oil. It is not the intent of US12OF to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. It is not the intent of US12OF to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts and Other Oil-Related Investments.

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

On October 18, 2011, the Commodity Futures Trading Commission (the “CFTC”) adopted regulations implementing position limits and limit formulas for 28 core physical commodity futures contracts, including the Oil Futures Contracts and options on Oil Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts (collectively, “Referenced Contracts”). The new regulations require, among other things, aggregation of position limits that would apply across different trading venues to contracts based on the same underlying commodity. However, the regulations do not appear to require aggregation of Referenced Contracts held by separate Related Public Funds (as defined below).

Although the regulations became effective on January 17, 2012, the position limit rules will be implemented in two phases: spot-month position limits and non-spot-month position limits. Spot-month limits will be effective sixty days after the term “swap” is defined under the Dodd-Frank Act (see below). The limits adopted will be based on the spot-month position limit levels currently in place at applicable futures exchanges (or designated contract market or “DCM”). Thereafter, the spot-month limits will be adjusted annually for energy contracts. These subsequent limits will be based on the CFTC’s determination of deliverable supply in consultation with the futures exchanges. Spot-month position limit levels will be set generally at 25% of estimated deliverable supply, and limits will be applied separately for physical-delivery and cash-settled contracts in the same commodity.

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

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of US12OF to achieve its investment objective. However, as of the filing of this quarterly report on Form 10-Q, additional studies are required to be conducted before all requirements of the final rules are implemented, and therefore, it cannot be determined with certainty what impact such regulations will have on US12OF.

“Swap” Transactions

The Dodd-Frank Act imposes new regulatory requirements on certain “swap” transactions that US12OF is authorized to engage in that may ultimately impact the ability of US12OF to meet its investment objective. On April 27, 2011, the CFTC and the SEC proposed joint rules defining the term “swap” and thus providing more clarity regarding which transactions will be regulated as such under the Dodd-Frank Act. However, the CFTC and SEC have not implemented final regulations on this issue and it is therefore still uncertain which types of transactions will be ultimately regulated as “swaps.” The proposed rule defining “swap” and “security-based swap” has not been finalized as of the filing of this quarterly report on Form 10-Q.

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)). However, as described above, it is currently unknown which swaps will be subject to such trading and clearing requirements. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable Prudential Regulator. In general, increased regulation of, and the imposition of additional costs on, swap transactions could have an adverse effect on US12OF by, for example, reducing the size of and therefore liquidity in the derivatives market, increasing transaction costs and decreasing the ability to customize derivative transactions. The final rule regarding review of swaps for mandatory clearing went effective September 26, 2011.

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

On February 7, 2012, the CFTC published a rule requiring each futures commission merchant (“FCM”) and DCO to segregate cleared swaps and related collateral posted by a customer of the FCM from the assets of the FCM or DCO, although such property can be commingled with the property of other cleared swaps customers of the FCM or DCO. This rule addresses losses incurred by a DCO in a so-called “double default” scenario in which a customer of a FCM defaults in its obligations to the FCM and the FCM, in turn, defaults in its obligations to the DCO. Under this scenario, the DCO can only access the collateral attributable to other customers of the DCO whose cleared swap positions are in a loss position following the primary customer’s default. This rule is scheduled to become effective on November 8, 2012. Some market participants have expressed concern that the requirements of this segregation rule may result in higher initial margins or higher fees. US12OF does not anticipate any impact to its operations in order to meet the requirements of the new rule.

Additionally, the CFTC published rules on February 17, 2012 and April 3, 2012 that require “swap dealers” and “major swap participants” to: 1) adhere to business conduct standards, 2) implement policies and procedures to ensure compliance with the Commodity Exchange Act and 3) maintain records of such compliance. These new requirements may impact the documentation requirements for both cleared and non-cleared swaps and cause swap dealers and major swap participants to face increased compliance costs that, in turn, may be passed along to counterparties (such as US12OF) in the form of higher fees and expenses that related to trading swaps.

Finally, on February 24, 2012, the CFTC amended certain disclosure obligations to require that the operator of a commodity pool that invests in swaps include standardized swap risk disclosures in the pool’s disclosure documents by December 31, 2012.

The effect of the future regulatory change on US12OF is impossible to predict, but it could be substantial and adverse.

USCF, which is registered as a commodity pool operator (“CPO”) with the CFTC, is authorized by the Amended and Restated Agreement of Limited Partnership of US12OF (the “LP Agreement”) to manage US12OF. USCF is authorized by US12OF in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or FCMs.

Price Movements

Crude oil futures prices were volatile during the three months ended March 31, 2012 and exhibited moderate daily swings finished the period with a sharp downward trend. The average price of the Benchmark Oil Futures Contracts started the period at $98.85 per barrel. Average prices hit a peak on February 24, 2012 at $110.03 per barrel. The low of the period was on February 2, 2012 when prices reached $98.05 per barrel. The period ended with the average price of the Benchmark Oil Futures Contracts at $104.63 per barrel, up approximately 5.85% over the period. US12OF’s per unit NAV started the period at $43.46. US12OF’s per unit NAV reached its high for the period on February 24, 2012 at $48.23 and reached its low for the period on February 2, 2012 at $43.10. The per unit NAV on March 31, 2012 was $45.81, up approximately 5.41% over the period. The average Benchmark Oil Futures Contract prices listed above began with the February 2012 to January 2013 contracts and ended with the May 2012 to April 2013 contracts. The increase of approximately 5.85% on the average price of the Benchmark Oil Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result. Furthermore, the change in the nominal price of these differing crude Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that US12OF seeks to track, which are more fully described below in the section titled “Tracking US12OF’s Benchmark.”

During the three months ended March 31, 2012, the level of contango remained mild, meaning that the price of the near month crude Oil Futures Contract was less than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. Crude oil inventories, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the remainder of 2009 and the beginning of 2010. During the year ended December 31, 2010, crude oil inventories began to climb higher, however, beginning mid-2011, crude-oil inventories outside the U.S. had drawn to their lowest levels in nine years. Although the market is tight, product prices and global markets are keeping prices low and the futures market in contango, when otherwise due to inventory it would be more in a backwardation environment. During the year ended December 31, 2011, crude oil inventories began to decline which contributed to the crude oil futures market remaining in contango through the end of December 2011. During the three months ended March 31, 2012, crude oil inventories began to decline which contributed to the mild level of contango through the end of March 31, 2012. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

Valuation of Oil Futures Contracts and the Computation of the Per Unit NAV

The per unit NAV of US12OF’s units is calculated once each NYSE Arca trading day. The per unit NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. US12OF’s administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other US12OF investments, including ICE Futures contracts or other futures contracts, as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time.

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

Since its initial offering of 11,000,000 units, US12OF has registered one subsequent offering of its units: 100,000,000 units which were registered with the SEC on March 31, 2009. Units offered by US12OF in the subsequent offerings were sold by it for cash at the units’ per unit NAV as described in the applicable prospectus. As of March 31, 2012, US12OF had issued 11,400,000 units, 3,750,000 of which were outstanding. As of March 31, 2012, there were 99,600,000 units registered but not yet issued.

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

For the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

As of March 31, 2012, the total unrealized gain on Oil Futures Contracts owned or held on that day was $11,303,840 and US12OF established cash deposits and investments in short-term obligations of the United States of two years or less (“Treasuries”) and money market funds that were equal to $160,740,385. US12OF held 84.89% of its cash assets in overnight deposits and money market funds at its custodian bank, while 15.11% of the cash balance was held as margin deposits for the Oil Futures Contracts purchased. The ending per unit NAV on March 31, 2012 was $45.81.

By comparison, as of March 31, 2011, the total unrealized gain on Oil Futures Contracts owned or held on that day was $38,559,130 and US12OF established cash deposits and investments in money market funds that were equal to $247,920,079. US12OF held 101.75% of its cash assets in overnight deposits and money market funds at its custodian bank, while (1.75)% of the cash balance was held as margin deposits for the Oil Futures Contracts purchased. The decrease in cash assets in overnight deposits, Treasuries and money market funds for March 31, 2012, as compared to March 31, 2011, was the result of US12OF’s smaller size as measured by total net assets during the three months ended March 31, 2012. The ending per unit NAV on March 31, 2011 was $48.50. The decrease in the per unit NAV for March 31, 2012, as compared to March 31, 2011, was primarily a result of lower prices for crude oil and the related decrease in the value of the Oil Futures Contracts that US12OF had invested in between the period ended March 31, 2011 and the period ended March 31, 2012.

Portfolio Expenses. US12OF’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that US12OF pays to USCF is calculated as a percentage of the total net assets of US12OF. US12OF pays USCF a management fee of 0.60% of its average daily total net assets. The fee is accrued daily and paid monthly.

During the three months ended March 31, 2012, the average daily total net assets of US12OF were $171,528,356. The management fee incurred by US12OF during the period amounted to $255,887. By comparison, during the three months ended March 31, 2011, the average daily total net assets of US12OF were $220,567,399. The management fee paid by US12OF during the period amounted to $326,319.

In addition to the management fee, US12OF pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended March 31, 2012 was $59,829, as compared to $136,166 for the three months ended March 31, 2011. The decrease in total expenses excluding management fees for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, was primarily due to the decrease in the relative size of US12OF during the three months ended March 31, 2012. For the three months ended March 31, 2012, US12OF incurred $2,366 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the three months ended March 31, 2011, US12OF incurred $2,322 in ongoing registration fees and other expenses relating to the registration and offering of additional units. The registration fees and expenses incurred by US12OF for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, were approximately the same.

US12OF is responsible for paying its portion of the directors’ and officers’ liability insurance of US12OF and the United States Oil Fund, LP, the United States Natural Gas Fund, LP, the United States Gasoline Fund, LP, the United States Heating Oil Fund, LP, the United States Short Oil Fund, LP, the United States 12 Month Natural Gas Fund, LP , the United States Brent Oil Fund, LP, the United States Commodity Index Fund, the United States Copper Index Fund, the United States Agriculture Index Fund and the United States Metals Index Fund (collectively, the “Related Public Funds”) and the fees and expenses of the independent directors who also serve as audit committee members of US12OF and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. US12OF shares the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for US12OF and the Related Public Funds. By comparison, for the year ended December 31, 2011, these fees and expenses amounted to a total of $607,582 for US12OF and the Related Public Funds. US12OF’s portion of such fees and expenses was $29,439.

US12OF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or Treasuries. During the three months ended March 31, 2012, total commissions accrued to brokers amounted to $4,890. By comparison, during the three months ended March 31, 2011, total commissions accrued to brokers amounted to $12,023. The decrease in the total commissions accrued to brokers for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, was primarily a function of decreased brokerage fees due to a lower number of futures contracts being held and traded as a result of the decrease in US12OF’s total net assets and the decrease in redemptions and creations of units during the three months ended March 31, 2012. The decrease in creation and redemption activity required US12OF to purchase a fewer number of Oil Futures Contracts and incur a lower amount of broker commissions. As an annualized percentage of average daily total net assets, the figure for the three months ended March 31, 2012 represents approximately 0.01% of average daily total net assets. By comparison, the figure for the three months ended March 31, 2011 represented approximately 0.02% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with US12OF’s audit expenses and tax accounting and reporting requirements are paid by US12OF. These costs are estimated to be $200,000 for the year ending December 31, 2012.

Dividend and Interest Income. US12OF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require US12OF to pay the full amount of the contract value at the time of purchase, but rather require US12OF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, US12OF retains an amount that is approximately equal to its total net assets, which US12OF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with US12OF’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended March 31, 2012, US12OF earned $8,334 in dividend and interest income on such cash and/or cash equivalents. Based on US12OF’s average daily total net assets, this was equivalent to an annualized yield of 0.02%. US12OF purchased Treasuries during the three months ended March 31, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended March 31, 2011, US12OF earned $13,325 in dividend and interest income on such cash and/or cash equivalents. Based on US12OF’s average daily total net assets, this was equivalent to an annualized yield of 0.02%. US12OF did not purchase Treasuries during the three months ended March 31, 2011 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were lower during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. As a result, the amount of income earned by US12OF as a percentage of average daily total net assets was lower during the three months ended March 31, 2012 and the three months ended March 31, 2011.

Tracking US12OF’s Benchmark

USCF seeks to manage US12OF’s portfolio such that changes in its average daily per unit NAV, on a percentage basis, closely track the daily changes in the average of the prices of the Benchmark Oil Futures Contracts, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in US12OF’s per unit NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the prices of the Benchmark Oil Futures Contracts. As an example, if the average daily movement of the average of the prices of the Benchmark Oil Futures Contracts for a particular 30-valuation day time period was 0.50% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per unit NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). US12OF’s portfolio management goals do not include trying to make the nominal price of US12OF’s per unit NAV equal to the average of the nominal prices of the current Benchmark Oil Futures Contracts or the spot price for light, sweet crude oil. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Oil Futures Contracts.

For the 30 valuation days ended March 31, 2012, the simple average daily change in the Benchmark Oil Futures Contracts was 0.020%, while the simple average daily change in the per unit NAV of US12OF over the same time period was 0.017%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contracts, the average error in daily tracking by the per unit NAV was (1.366)%, meaning that over this time period US12OF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. A significant portion of the level of US12OF’s relative tracking error as a percentage of the benchmark was due to periods of flat price returns. The first chart below shows the daily movement of US12OF’s per unit NAV versus the daily movement of the Benchmark Oil Futures Contracts for the 30-valuation day period ended March 31, 2012. The second chart below shows the monthly total returns of US12OF as compared to the monthly value of the Benchmark Oil Futures Contracts since inception.

Since the commencement of the offering of US12OF units to the public on December 6, 2007 to March 31, 2012, the simple average daily change in the Benchmark Oil Futures Contracts was 0.019%, while the simple average daily change in the per unit NAV of US12OF over the same time period was 0.018%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contracts, the average error in daily tracking by the per unit NAV was (0.488)%, meaning that over this time period US12OF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative tracking measurement of the return performance of US12OF versus the return of its Benchmark Oil Futures Contracts can be calculated by comparing the actual return of US12OF, measured by changes in its per unit NAV, versus the expected changes in its per unit NAV under the assumption that US12OF’s returns had been exactly the same as the daily changes in its Benchmark Oil Futures Contracts.

For the three months ended March 31, 2012, the actual total return of US12OF as measured by changes in its per unit NAV was 5.41%. This is based on an initial per unit NAV of $43.46 on December 31, 2011 and an ending per unit NAV as of March 31, 2012 of $45.81. During this time period, US12OF made no distributions to its unitholders. However, if US12OF’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, US12OF would have had an estimated per unit NAV of $45.89 as of March 31, 2012, for a total return over the relevant time period of 5.59%. The difference between the actual per unit NAV total return of US12OF of 5.41% and the expected total return based on the Benchmark Oil Futures Contracts of 5.59% was an error over the time period of (0.18)%, which is to say that US12OF’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that US12OF pays, offset in part by the income that US12OF collects on its cash and cash equivalent holdings. During the three months ended March 31, 2012, US12OF earned dividend and interest income of $8,334, which is equivalent to a weighted average income rate of 0.02% for such period. In addition, during the three months ended March 31, 2012, US12OF also collected $3,150 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to US12OF’s actual total return. During the three months ended March 31, 2012, US12OF incurred total expenses of $315,716. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(304,232), which is equivalent to an annualized weighted average net income rate of (0.71)% for the three months ended March 31, 2012. These net expenses also contributed to US12OF’s actual return underperforming the benchmark results.

By comparison, for the three months ended March 31, 2011, the actual total return of US12OF as measured by changes in its per unit NAV was 13.03%. This was based on an initial per unit NAV of $42.91 on December 31, 2010 and an ending per unit NAV as of March 31, 2011 of $48.50. During this time period, US12OF made no distributions to its unitholders. However, if US12OF’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, US12OF would have had an estimated per unit NAV of $48.60 as of March 31, 2011, for a total return over the relevant time period of 13.26%. The difference between the actual per unit NAV total return of US12OF of 13.03% and the expected total return based on the Benchmark Oil Futures Contracts of 13.26% was an error over the time period of (0.23)%, which is to say that US12OF’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that US12OF paid, offset in part by the income that US12OF collected on its cash and cash equivalent holdings. During the three months ended March 31, 2011, US12OF earned dividend and interest income of $13,325, which was equivalent to a weighted average income rate of 0.02% for such period. In addition, during the three months ended March 31, 2011, US12OF also collected $16,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to US12OF’s actual total return. During the three months ended March 31, 2011, US12OF incurred total expenses of $462,485. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(433,160), which was equivalent to an annualized weighted average net income rate of (0.80)% for the three months ended March 31, 2011. These net expenses also contributed to US12OF’s actual return underperforming the benchmark results.

There are currently three factors that have impacted or are most likely to impact US12OF’s ability to accurately track its Benchmark Oil Futures Contracts.

First, US12OF may buy or sell its holdings in the then current Benchmark Oil Futures Contracts at a price other than the closing settlement price of that contract on the day during which US12OF executes the trade. In that case, US12OF may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contracts, which could cause the changes in the daily per unit NAV of US12OF to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contracts. During the three months ended March 31, 2012, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for US12OF to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact US12OF’s attempt to track the Benchmark Oil Futures Contracts over time.

Second, US12OF earns dividend and interest income on its cash, cash equivalents and Treasuries. US12OF is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the three months ended March 31, 2012. Interest payments, and any other income, were retained within the portfolio and added to US12OF’s NAV. When this income exceeds the level of US12OF’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), US12OF will realize a net yield that will tend to cause daily changes in the per unit NAV of US12OF to track slightly higher than daily changes in the average of the prices of the Benchmark Oil Futures Contracts. During the three months ended March 31, 2012, US12OF earned, on an annualized basis, approximately 0.02% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees, approximately 0.01% in brokerage commission costs related to the purchase and sale of futures contracts and approximately 0.13% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.72)% and affected US12OF’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Benchmark Oil Futures Contracts.

Third, US12OF may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contracts’ total return movements. In that case, the error in tracking the Benchmark Oil Futures Contracts could result in daily changes in the per unit NAV of US12OF that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contracts. During the three months ended March 31, 2012, US12OF did not hold any Other Oil-Related Investments. If US12OF increases in size, and due to its obligations to comply with regulatory limits, US12OF may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An investment in a portfolio that involved owning only the near month contract would likely produce a different result than an investment in a portfolio that owned an equal number of each of the near 12 months’ worth of contracts. Generally speaking, when the crude oil futures market is in backwardation, the near month only portfolio would tend to have a higher total return than the 12 month contract portfolio. Conversely, if the crude oil futures market was in contango, the portfolio containing 12 months’ worth of contracts would tend to outperform the near month only portfolio. The chart below shows the annual results of owning a portfolio consisting of the near month contract and a portfolio containing the near 12 months’ worth of contracts. In addition, the chart shows the annual change in the spot price of light, sweet crude oil. In this example, each month, the near month only portfolio would sell the near month contract at expiration and buy the next month out contract. The portfolio holding an equal number of the near 12 months’ worth of contracts would sell the near month contract at expiration and replace it with the contract that becomes the new twelfth month contract.

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

As seen in the chart above, there have been periods of both positive and negative annual total returns for both hypothetical portfolios over the last 10 years. In addition, there have been periods during which the near month only approach had higher returns, and periods where the 12 month approach had higher total returns. The above chart does not represent the performance history of US12OF or any Related Public Fund.

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During 2006 and the first half of 2007, these markets experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation. The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango. The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation. Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008. Throughout 2009, the crude oil market remained in contango. During parts of January and February 2009, the level of contango was unusually steep. Crude oil inventories, which reached historic levels in January and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the balance of 2009 and the beginning of 2010. The crude oil futures market remained in contango through 2010. In 2011, the crude oil futures market experienced long periods of mild contango, with the exception of a short period during the first quarter of 2011, and has remained in contango through the three months ended March 31, 2012.

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

Periods of contango or backwardation do not materially impact US12OF’s investment objective of having the daily percentage changes in its per unit NAV track the daily percentage changes in the average of the prices of the Benchmark Oil Futures Contracts since the impact of backwardation and contango tend to equally impact the daily percentage changes in price of both US12OF’s units and the Benchmark Oil Futures Contracts. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Crude Oil Market. During the three months ended March 31, 2012, crude oil prices were impacted by several factors. On the consumption side, demand increased inside and outside the United States as global economic growth, including emerging economies such as China and India, continued to improve during the first quarter of 2012. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries to more closely match global consumption were partially successful. In the summer of 2011, production was also disrupted by political unrest in the Middle East, particularly Libya, which reduced global supply by approximately 1.8 million barrels per day. On June 23, 2011, the United States and other industrial nations announced the release of 60 million barrels of crude oil from strategic stockpiles in an effort to reduce the price of fuel. This announcement briefly lowered the price of crude oil, but the release of oil from strategic stockpiles did not in and of itself have an impact on the price of crude oil as of March 31, 2012. Crude oil prices finished the first quarter of 2012 approximately 4.24% higher than at the beginning of the year, as the global economy continues to adjust to periods of slow recovery and economic growth. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels.

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

For the ten-year time period between March 31, 2002 and March 31, 2012, the chart below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities or U.S. government bonds. However, movements in crude oil had a strong positive correlation to movements in heating oil and unleaded gasoline. Finally, crude oil had a positive, but weaker, correlation with global equities and natural gas.

Correlation Matrix March 31, 2002-2012	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.341)	0.967	0.194	0.225	0.045	0.271
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.314)	(0.250)	(0.140)	0.043	(0.197)
Global Equities (FTSE World Index)			1.000	0.249	0.303	0.100	0.355
Unleaded Gasoline				1.000	0.714	0.334	0.736
Heating Oil					1.000	0.539	0.834
Natural Gas						1.000	0.437
Crude Oil							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one-year period ended March 31, 2012, crude oil had a strong positive correlation with domestic and global equities. The correlation of crude oil with the movements of unleaded gasoline, heating oil, natural gas and global and domestic equities was strong compared to what it had displayed over the ten-year period ended March 31, 2012. Notably, the correlation between crude oil and large cap U.S. equities, which had been essentially non-correlated over the ten-year period ended March 31, 2012, displayed results that indicated that they had a strong positive correlation over this shorter time period. Finally, the results showed that crude oil and U.S. government bonds, which had essentially been non-correlated for the ten-year period ended March 31, 2012, were negatively correlated over this more recent time period.

Correlation Matrix 12 months ended March 31, 2012	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.676)	0.975	0.532	0.698	0.217	0.744
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.612)	(0.446)	(0.307)	(0.009)	(0.492)
Global Equities (FTSE World Index)			1.000	0.565	0.755	0.289	0.734
Unleaded Gasoline				1.000	0.704	0.121	0.534
Heating Oil					1.000	0.484	0.835
Natural Gas						1.000	0.548
Crude Oil							1.000

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

US12OF currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. US12OF has allocated substantially all of its net assets to trading in Oil Interests. US12OF invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of US12OF’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in US12OF’s account at its custodian bank. Income received from US12OF’s money market funds and Treasuries is paid to US12OF. During the three months ended March 31, 2012, US12OF’s expenses exceeded the income US12OF earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2012, US12OF was forced to use other assets to pay expenses, which could cause a drop in US12OF’s NAV over time. To the extent expenses exceed income, US12OF’s NAV will be negatively impacted.

US12OF’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent US12OF from promptly liquidating its positions in Oil Futures Contracts. During the three months ended March 31, 2012, US12OF was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, US12OF cannot predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of US12OF by following various trading limitations and policies. In particular, US12OF generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Oil Futures Contracts and Other Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of US12OF to limit its credit exposure. UBS Securities LLC, US12OF’s commodity broker, or any other broker that may be retained by US12OF in the future, when acting as US12OF’s FCM in accepting orders to purchase or sell Oil Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to US12OF, all assets of US12OF relating to domestic Oil Futures Contracts trading. These FCMs are not allowed to commingle US12OF’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account US12OF’s assets related to foreign Oil Futures Contracts trading.

If, in the future, US12OF purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of March 31, 2012, US12OF held cash deposits and investments in Treasuries and money market funds in the amount of $160,740,385 with the custodian and FCM. Some or all of these amounts may be subject to loss should US12OF’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of March 31, 2012, US12OF had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of US12OF. While US12OF’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on US12OF’s financial position.

European Sovereign Debt

US12OF had no direct exposure to European sovereign debt as of March 31, 2012 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, US12OF requires liquidity to redeem units, which redemptions must be in blocks of 50,000 units as of February 29, 2012 called “Redemption Baskets.” (Prior to February 29, 2012, the size of the Redemption Basket was 100,000 units). US12OF has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of units being redeemed.

Contractual Obligations

US12OF’s primary contractual obligations are with USCF. In return for its services, USCF is entitled to a management fee calculated monthly as a fixed percentage of US12OF’s NAV, currently 0.60% of NAV on its average daily total net assets.

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

USCF pays the fees of US12OF’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of US12OF’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and US12OF have also entered into a licensing agreement with the NYMEX pursuant to which US12OF and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee to the NYMEX. US12OF also pays the fees and expenses associated with its tax accounting and reporting requirements.

In addition to USCF’s management fee, US12OF pays its brokerage fees (including fees to a FCM), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of units, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of US12OF’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a FCM are on a contract-by-contract, or round turn, basis. US12OF also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as US12OF’s per unit NAVs and trading levels to meet its investment objective will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of US12OF’s existence. Either party may terminate these agreements earlier for certain reasons described in the agreements.

As of March 31, 2012, US12OF’s portfolio consisted of 1,642 Crude Oil Futures CL Contracts traded on the NYMEX. For a list of US12OF’s current holdings, please see US12OF’s website at www.unitedstates12monthoilfund.com.

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

To reduce the credit risk that arises in connection with such contracts, US12OF will generally enter into an agreement with each counterparty based on the Master Agreement published by ISDA that provides for the netting of its overall exposure to its counterparty.

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

During the three months ended March 31, 2012, US12OF did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, US12OF was not exposed to counterparty risk.

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

There have been no material changes to the risk factors previously disclosed in US12OF’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 8, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

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

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(2)	XBRL Instance Document.
101.SCH(2)	XBRL Taxonomy Extension Schema.
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed herewith.
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

Date: May 10, 2012

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 10, 2012