Form 10-K
period 2013-12-31
United States 12 Month Oil Fund, LP
filed 2014-03-10
CIK 1405528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33859

United States 12 Month Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	26-0431897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1999 Harrison Street, Suite 1530
Oakland, California 94612
(Address of principal executive offices) (Zip code)

(510) 522-9600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Shares of United States 12 Month Oil Fund, LP	NYSE Arca, Inc.
(Title of each class)	(Name of exchange on which registered)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2013 was: $71,982,000.

The registrant had 1,350,000 outstanding shares as of March 5, 2014.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

UNITED STATES 12 MONTH OIL FUND, LP

Part I

Item 1.  Business.

What is USL?

The United States 12 Month Oil Fund, LP (“USL”) is a Delaware limited partnership organized on June 27, 2007. USL maintains its main business office at 1999 Harrison Street, Suite 1530, Oakland, California 94612. USL is a commodity pool that issues limited partnership interests (“shares”) traded on the NYSE Arca, Inc. (the “NYSE Arca”). It operates pursuant to the terms of the Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (as amended from time to time, the “LP Agreement”), which grants full management control to its general partner, United States Commodity Funds LLC (“USCF”).

The investment objective of USL is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the average of the prices of 12 futures contracts for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Oil Futures Contracts”), less USL’s expenses. When calculating the daily movement of the average price of the 12 contracts, each contract month will be equally weighted. It is not the intent of USL to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. It is not the intent of USL to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USL’s shares began trading on December 6, 2007. USCF is the general partner of USL and is responsible for the management of USL.

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005.  USCF maintains its main business office at 1999 Harrison Street, Suite 1530, Oakland, California 94612. USCF is a wholly owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”). Mr. Nicholas Gerber (discussed below) controls Wainwright by virtue of his ownership or control of a majority of Wainwright’s shares. Wainwright is a holding company that previously owned an insurance company organized under Bermuda law (which has been liquidated) and a registered investment adviser firm named Ameristock Corporation, which has been distributed to the Wainwright shareholders. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a Swaps Firm on August 8, 2013.

USCF also serves as general partner or sponsor of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States Gasoline Fund, LP (“UGA”), the United States Diesel-Heating Oil Fund, LP (“UHN”), the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”), the United States Brent Oil Fund, LP (“BNO”), the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”). USO, UNG, UGA, UHN, DNO, UNL, BNO, USCI, CPER, USAG and USMI are actively operating funds and all are listed on the NYSE Arca. All funds listed previously are referred to collectively herein as the “Related Public Funds.” The Related Public Funds are subject to reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For more information about each of the Related Public Funds, investors in USL may call 1.800.920.0259 or visit www.unitedstatescommodityfunds.com or the Securities and Exchange Commission’s (the “SEC”) website at www.sec.gov.

USCF previously filed registration statements to register shares of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“UAC”), each of which is a series of the United States Commodity Funds Trust I, and the US Golden Currency Fund (“HARD”), a series of the United States Currency Funds Trust.  On December 30, 2013, USCF withdrew the registration statements for USSF, UNGD, USGO and UAC effective December 31, 2013.  On January 27, 2014, USCF withdrew the registration statement for HARD.  HARD was never available to the public, and at the time of withdrawal, HARD was still in the process of review by various regulatory agencies which have regulatory authority over USCF and HARD.

USCF is required to evaluate the credit risk of USL to the futures commission merchant (“FCM”), oversee the purchase and sale of USL’s shares by certain authorized purchasers (“Authorized Purchasers”), review daily positions and margin requirements of USL and manage USL’s investments. USCF also pays the fees of ALPS Distributors, Inc., which serves as the marketing agent for USL (the “Marketing Agent”), and Brown Brothers Harriman & Co. (“BBH&Co.”), which serves as the administrator (the “Administrator”) and the custodian (the “Custodian”) for USL.

Limited partners have no right to elect USCF as the general partner on an annual or any other continuing basis. If USCF voluntarily withdraws as general partner, however, the holders of a majority of USL’s outstanding shares (excluding for purposes of such determination shares owned, if any, by the withdrawing USCF and its affiliates) may elect its successor. USCF may not be removed as general partner except upon approval by the affirmative vote of the holders of at least 66 and 2/3 percent of USL’s outstanding shares (excluding shares owned, if any, by USCF and its affiliates), subject to the satisfaction of certain conditions set forth in the LP Agreement.

The business and affairs of USCF are managed by a board of directors (the “Board”), which is comprised of three management directors (the “Management Directors”), some of whom are also its executive officers, and three independent directors who meet the independent director requirements established by the NYSE Arca Equities Rules and the Sarbanes-Oxley Act of 2002. The Management Directors have the authority to manage USCF pursuant to its LLC Agreement, as amended from time to time. Through its Management Directors, USCF manages the day-to-day operations of USL. The Board has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis and Malcolm R. Fobes III). For additional information relating to the audit committee, please see “Item 10. Directors, Executive Officers and Corporate Governance – Audit Committee” in this annual report on Form 10-K.

How Does USL Operate?

An investment in the shares provides a means for diversifying an investor’s portfolio or hedging exposure to changes in oil prices. An investment in the shares allows both retail and institutional investors to easily gain this exposure to the crude oil market in a transparent, cost-effective manner.

The net assets of USL consist primarily of investments in futures contracts for light, sweet crude oil, other types of crude oil, diesel-heating oil, gasoline, natural gas, and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and non-exchange traded (“over-the-counter”) transactions that are based on the price of oil, other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). Market conditions that USCF currently anticipates could cause USL to invest in Other Oil-Related Investments include those allowing USL to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Oil Futures Contracts and Other Oil-Related Investments collectively are referred to as “Oil Interests” in this annual report on Form 10-K. USL invests substantially the entire amount of its assets in Oil Futures Contracts while supporting such investments by holding the amounts of its margin, collateral and other requirements relating to these obligations in short-term obligations of the United States of two years or less (“Treasuries”), cash and cash equivalents. The daily holdings of USL are available on USL’s website at www.unitedstatescommodityfunds.com.

The investment objective of USL is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the average of the prices of 12 futures contracts for light, sweet crude oil traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire (the “Benchmark Oil Futures Contracts”), less USL’s expenses. When calculating the daily movement of the average price of the 12 contracts each contract month is equally weighted. It is not the intent of USL to be operated in a fashion such that its per share NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. It is not the intent of USL to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USL may invest in interests other than the Benchmark Oil Futures Contract to comply with accountability levels and position limits. For a detailed discussion of accountability levels and position limits, see “Item 1. Business – What are Oil Futures Contracts?” below in this annual report on Form 10-K.

USCF employs a “neutral” investment strategy in order to track changes in the average prices of the Benchmark Oil Futures Contracts regardless of whether these prices go up or go down. USL’s “neutral” investment strategy is designed to permit investors generally to purchase and sell USL’s shares for the purpose of investing indirectly in crude oil in a cost-effective manner, and/or to permit participants in the oil or other industries to hedge the risk of losses in their crude oil-related transactions. Accordingly, depending on the investment objective of an individual investor, the risks generally associated with investing in crude oil and/or the risks involved in hedging may exist. In addition, an investment in USL involves the risk that the changes in the price of USL’s shares will not accurately track the changes in the average prices of the Benchmark Oil Futures Contracts, and that changes in the Benchmark Oil Futures Contracts will not closely correlate with changes in the spot price of light, sweet crude oil.

The Benchmark Oil Futures Contracts are changed from the near month contract to expire and the 11 following months to the next month contract to expire and the 11 following months during one day each month. On that day, USCF “rolls” USL’s positions by closing, or selling, USL’s Oil Interests and reinvests the proceeds from closing these positions in new Oil Interests.

The anticipated dates on which the Benchmark Oil Futures Contracts are changed and USL’s Oil Interests are “rolled” will be posted on USL’s website at www.unitedstatescommodityfunds.com, and are subject to change without notice.

USL’s total portfolio composition is disclosed on its website each business day that the NYSE Arca is open for trading. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Oil Interest, the specific types of Other Oil-Related Investments and characteristics of such Other Oil-Related Investments, the name and value of each Treasury security and cash equivalent, and the amount of cash held in USL’s portfolio. USL’s website is publicly accessible at no charge. USL’s assets used for margin and collateral are held in segregated accounts pursuant to the Commodity Exchange Act (the “CEA”) and CFTC regulations.

Effective February 29, 2012, the shares issued by USL may only be purchased by Authorized Purchasers and only in blocks of 50,000 shares called Creation Baskets. The amount of the purchase payment for a Creation Basket is equal to the aggregate NAV of the shares in the Creation Basket. Similarly, only Authorized Purchasers may redeem shares and only in blocks of 50,000 shares called Redemption Baskets. Prior to February 29, 2012, Authorized Purchasers could only purchase or redeem shares in blocks of 100,000 shares. The amount of the redemption proceeds for a Redemption Basket is equal to the aggregate NAV of shares in the Redemption Basket. The purchase price for Creation Baskets, and the redemption price for Redemption Baskets are the actual NAV calculated at the end of the business day when a request for a purchase or redemption is received by USL. The NYSE Arca publishes an approximate per share NAV intra-day based on the prior day’s per share NAV and the current price of the Benchmark Oil Futures Contracts, but the price of Creation Baskets and Redemption Baskets is determined based on the actual per share NAV calculated at the end of the day.

While USL issues shares only in Creation Baskets, shares are listed on the NYSE Arca and investors may purchase and sell shares at market prices like any listed security.

What is USL’s Investment Strategy?

In managing USL’s assets, USCF does not use a technical trading system that issues buy and sell orders. USCF instead employs a quantitative methodology whereby each time a Creation Basket is sold, USCF purchases Oil Interests, such as the Benchmark Oil Futures Contracts, that have an aggregate market value that approximates the amount of Treasuries and/or cash received upon the issuance of the Creation Basket.

By remaining invested as fully as possible in Oil Futures Contracts or Other Oil-Related Investments, USCF believes that the changes in percentage terms in USL’s per share NAV will continue to closely track the daily changes in percentage terms in the average of the prices of the price of the Benchmark Oil Futures Contract. USCF believes that certain arbitrage opportunities result in the price of the shares traded on the NYSE Arca closely tracking the per share NAV of USL. Additionally, Oil Futures Contracts traded on the NYMEX have closely tracked the spot price of light, sweet crude oil. Based on these expected interrelationships, USCF believes that the changes in the price of USL’s shares traded on the NYSE Arca have closely tracked and will continue to closely track on a daily basis the changes in the spot price of light, sweet crude oil. For performance data relating to USL’s ability to track its benchmark, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tracking USL’s Benchmark” in this annual report on Form 10-K.

USCF endeavors to place USL’s trades in Oil Futures Contracts and Other Oil-Related Investments and otherwise manage USL’s investments so that “A” will be within plus/minus 10 percent of “B”, where:

•	A is the average daily change in USL’s per share NAV for any period of 30 successive valuation days; i.e., any NYSE Arca trading day as of which USL calculates its per share NAV, and

•	B is the average daily percentage change in the average of the prices of the Benchmark Oil Futures Contract over the same period.

USCF believes that market arbitrage opportunities will cause the daily changes in USL’s share price on the NYSE Arca to closely track the daily changes in USL’s per share NAV. USCF believes that the net effect of these two expected relationships and the relationships described above between USL’s per share NAV and the Benchmark Oil Futures Contracts, will be that the daily changes in the price of USL’s shares on the NYSE Arca will closely track, in percentage terms, the daily changes in the spot price of a barrel of light, sweet crude oil, less USL’s expenses. For performance data relating to USL’s ability to track its benchmark, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tracking USL’s Benchmark” in this annual report on Form 10-K.

The specific Oil Futures Contracts purchased depend on various factors, including a judgment by USCF as to the appropriate diversification of USL’s investments in futures contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. In addition, USL may make use of a mixture of standard sized futures contracts as well as the smaller sized “mini” contracts. While USCF has made significant investments in NYMEX Oil Futures Contracts, for various reasons, including the ability to enter into the precise amount of exposure to the crude oil market, position limits or other regulatory requirements limiting USL’s holdings, and market conditions, it may invest in Futures Contracts traded on other exchanges or invest in Other Oil-Related Investments. To the extent that USL invests in Other Oil-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Oil Futures Contracts, including cleared swaps that satisfy such criteria, and then, to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the over-the-counter market. If USL is required by law or regulation, or by one of its regulators, including a futures exchange, to reduce its position in the Futures Contracts to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Oil-Related Investments, a substantial portion of USL’s assets could be invested in accordance with such priority in Other Oil-Related Investments that are intended to replicate the return on the Futures Contracts. As USL’s assets reach higher levels, it is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Oil-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause USL to invest in Other Oil-Related Investments include those allowing USL to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business –Regulation” in this annual report on Form 10-K for a discussion of the potential impact of regulation on USL’s ability to invest in over-the-counter transactions and cleared swaps.

USCF may not be able to fully invest USL’s assets in the Futures Contracts having an aggregate notional amount exactly equal to USL’s NAV. For example, as standardized contracts, the Futures Contracts are for a specified amount of a particular commodity, and USL’s NAV and the proceeds from the sale of a Creation Basket are unlikely to be an exact multiple of the amounts of those contracts. As a result, in such circumstances, USL may be better able to achieve the exact amount of exposure to changes in price of the Benchmark Oil Futures Contracts through the use of Other Oil-Related Investments, such as over-the-counter contracts that have better correlation with changes in price of the Benchmark Oil Futures Contracts.

USL anticipates that to the extent it invests in Futures Contracts other than contracts on light, sweet crude oil (such as futures contracts for diesel-heating oil, natural gas, and other petroleum-based fuels) and Other Oil-Related Investments, it will enter into various non-exchange-traded derivative contracts to hedge the short-term price movements of such Futures Contracts and Other Oil-Related Investments against the current Benchmark Oil Futures Contracts.

USCF does not anticipate letting USL’s Oil Futures Contracts expire and taking delivery of the underlying commodity. Instead, USCF closes existing positions, e.g., when it changes the Benchmark Oil Futures Contracts or Other Oil-Related Investments or it otherwise determines it would be appropriate to do so and reinvests the proceeds in new Oil Futures Contracts or Other Oil-Related Investments. Positions may also be closed out to meet orders for Redemption Baskets and in such case proceeds for such baskets will not be reinvested.

What is the Crude Oil Market and the Petroleum-Based Fuel Market?

USL may purchase Oil Futures Contracts traded on the NYMEX that are based on light, sweet crude oil. It may also purchase contracts on other exchanges, including the ICE Futures and the Singapore Exchange. The NYMEX contracts provide for delivery of several grades of domestic and internationally traded foreign crudes, and, among other things, serves the diverse needs of the physical market. In Europe, Brent crude oil is the standard for futures contracts and is primarily traded on the ICE Futures. Brent crude oil is the price reference for two-thirds of the world’s traded oil. The ICE Brent Futures is a deliverable contract with an option to cash settle which trades in units of 1,000 barrels (42,000 U.S. gallons). The ICE Futures also offers a West Texas Intermediate (“WTI”) crude oil futures contract which trades in units of 1,000 barrels. The WTI crude oil futures contract is cash settled against the prevailing market price for U.S. light sweet crude oil.

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

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Futures contracts include typical and significant characteristics. Most significantly, the CFTC and U.S. designated contract markets such as the NYMEX have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by USL is not) may hold, own or control. The net position is the difference between an individual or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S.-based futures exchanges, such as the NYMEX, limit the daily price fluctuation for futures contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by U.S.-based futures exchanges and also limits the maximum daily price fluctuation, while some other non-U.S. futures exchanges have not adopted such limits.

The accountability levels for the Benchmark Oil Futures Contracts and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Oil Futures Contracts is 10,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If USL and the Related Public Funds exceed these accountability levels for investments in the futures contract for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USL could be ordered to reduce its aggregate position back to the accountability level. As of December 31, 2013, USL held 649 NYMEX Crude Oil Futures CL contracts. As of December 31, 2013, USL did not hold any Futures Contracts traded on the ICE Futures. For the year ended December 31, 2013, USL did not exceed accountability levels imposed by the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USL will run up against such position limits because USL’s investment strategy is to close out its positions and “roll” from the near month contracts to expire to the next month contracts during a one-day period beginning two weeks from expiration of the contracts. For the year ended December 31, 2013, USL did not exceed any position limits imposed by the NYMEX and ICE Futures.

On November 5, 2013, the CFTC proposed a rulemaking that would establish specific limits on speculative positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). On the same date, the CFTC proposed another rule addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”).  Specifically, the Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: over-the-counter (“OTC”), DCMs, SEFs as well as non-U.S. located platforms.  Furthermore, until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, USL may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Proposed Aggregation Requirements may affect USL, but it may be substantial and adverse. By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of USL to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of USL. See “Commodity Interest Markets – Regulation” in this annual report on Form 10-K for additional information.

Price Volatility. The price volatility of Oil Futures Contracts generally has been historically greater than that for traditional securities such as stocks and bonds. Price volatility often is greater day-to-day as opposed to intra-day. Oil Futures Contracts tend to be more volatile than stocks and bonds because price movements for crude oil are more currently and directly influenced by economic factors for which current data is available and are traded by crude oil futures traders throughout the day. Because USL invests a significant portion of its assets in Oil Futures Contracts, the assets of USL, and therefore the prices of USL’s shares, may be subject to greater volatility than traditional securities.

Marking-to-Market Futures Positions. Oil Futures Contracts are marked to market at the end of each trading day and the margin required with respect to such contracts is adjusted accordingly. This process of marking-to-market is designed to prevent losses from accumulating in any futures account. Therefore, if USL’s futures positions have declined in value, USL may be required to post “variation margin” to cover this decline. Alternatively, if USL’s futures positions have increased in value, this increase will be credited to USL’s account.

Why Does USL Purchase and Sell Oil Futures Contracts?

USL’s investment objective is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the average price of the Benchmark Oil Futures Contracts, less USL’s expenses. USL invests primarily in Oil Futures Contracts. USL seeks to have its aggregate NAV approximate at all times the aggregate market value of the Oil Futures Contracts (or Other Oil-Related Investments) it holds.

In connection with investing in Oil Futures Contracts and Other Oil-Related Investments, USL holds Treasuries, cash and/or cash equivalents that serve as segregated assets supporting USL’s positions in Oil Futures Contracts and Other Oil-Related Investments. For example, the purchase of an Oil Futures Contract with a stated value of $10 million would not require USL to pay $10 million upon entering into the contract; rather, only a margin deposit, generally of 5% to 30% of the stated value of the Oil Futures Contract, would be required. To secure its Oil Futures Contract obligations, USL would deposit the required margin with the FCM and would separately hold, through its Custodian, Treasuries, cash and/or cash equivalents in an amount equal to the balance of the current market value of the contract, which at the contract’s inception would be $10 million minus the amount of the margin deposit, or $9.5 million (assuming a 5% margin).

As a result of the foregoing, typically 5% to 30% of USL’s assets are held as margin in segregated accounts with a FCM. In addition to the Treasuries and cash it posts with the FCM for the Oil Futures Contracts it owns, USL may hold, through the Custodian or futures commission merchant, Treasuries, cash and/or cash equivalents that can be posted as additional margin or as other collateral to support its over-the-counter contracts. USL earns income from the Treasuries and/or cash equivalents that it purchases, and on the cash it holds through the Custodian or FCM. USL anticipates that the earned income will increase the NAV and limited partners’ capital contribution accounts. USL reinvests the earned income, holds it in cash, or uses it to pay its expenses. If USL reinvests the earned income, it makes investments that are consistent with its investment objective.

What are the Trading Policies of USL?

Liquidity

USL invests only in Oil Futures Contracts and Other Oil-Related Investments that, in the opinion of USCF, are traded in sufficient volume to permit the ready taking and liquidation of positions in these financial interests and in over-the-counter Other Oil-Related Investments that, in the opinion of USCF, may be readily liquidated with the original counterparty or through a third party assuming the position of USL.

Spot Commodities

While the crude Oil Futures Contracts traded on the NYMEX can be physically settled, USL does not intend to take or make physical delivery. USL may from time to time trade in Other Oil-Related Investments, including contracts based on the spot price of crude oil.

Leverage

USCF endeavors to have the value of USL’s Treasuries, cash and cash equivalents, whether held by USL or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations under its Oil Futures Contracts and Other Oil-Related Investments. Commodity pools’ trading positions in futures contracts or other related investments are typically required to be secured by the deposit of margin funds that represent only a small percentage of a futures contract’s (or other commodity interest’s) entire market value. While USCF has not and does not intend to leverage USL’s assets, it is not prohibited from doing so under the LP Agreement.

Borrowings

Borrowings are not used by USL unless USL is required to borrow money in the event of physical delivery, if USL trades in cash commodities, or for short-term needs created by unexpected redemptions.

Over-the-Counter Derivatives (Including Spreads and Straddles)

In addition to Oil Futures Contracts, there are also a number of listed options on the Oil Futures Contracts on the principal futures exchanges. These contracts offer investors and hedgers another set of financial vehicles to use in managing exposure to the crude oil market. Consequently, USL may purchase options on crude Oil Futures Contracts on these exchanges in pursuing its investment objective.

In addition to the Oil Futures Contracts and options on the Oil Futures Contracts, there also exists an active non-exchange-traded market in derivatives tied to crude oil. These derivatives transactions (also known as over-the-counter contracts) are usually entered into between two parties in private contracts. Unlike most of the exchange-traded Oil Futures Contracts or exchange-traded options on the Oil Futures Contracts, each party to such contract bears the credit risk of the other party, i.e., the risk that the other party may not be able to perform its obligations under its contract. To reduce the credit risk that arises in connection with such contracts, USL will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. (“ISDA”) that provides for the netting of its overall exposure to its counterparty.

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by USCF’s Board.

USL may enter into certain transactions where an over-the-counter component is exchanged for a corresponding futures contract (“Exchange for Risk” or “EFR” transaction.)  These EFR transactions may expose USL to counterparty risk during the interim period between the execution of the over-the-counter component and the exchange for a corresponding futures contract.  Generally, the counterparty risk from the EFR transaction will exist only on the day of execution.

USL may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Benchmark Oil Futures Contract. USL would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months.

During the 12 month reporting period ended December 31, 2013, USL limited its derivatives activities to Oil Futures Contracts and EFR transactions.

Pyramiding

USL has not and will not employ the technique, commonly known as pyramiding, in which the speculator uses unrealized profits on existing positions as variation margin for the purchase or sale of additional positions in the same or another commodity interest.

Who are the Service Providers?

In its capacity as the Custodian for USL, BBH&Co. may hold USL’s Treasuries, cash and/or cash equivalents pursuant to a custodial agreement. BBH&Co. is also the registrar and transfer agent for the shares. In addition, in its capacity as Administrator for USL, BBH&Co. performs certain administrative and accounting services for USL and prepares certain SEC, NFA and CFTC reports on behalf of USL. USCF pays BBH&Co.’s fees for these services.

BBH&Co.’s principal business address is 50 Post Office Square, Boston, MA 02110-1548. BBH&Co., a private bank founded in 1818, is neither a publicly held company nor insured by the Federal Deposit Insurance Corporation. BBH&Co. is authorized to conduct a commercial banking business in accordance with the provisions of Article IV of the New York State Banking Law, New York Banking Law §§160–181, and is subject to regulation, supervision, and examination by the New York State Department of Financial Services. BBH&Co. is also licensed to conduct a commercial banking business by the Commonwealths of Massachusetts and Pennsylvania and is subject to supervision and examination by the banking supervisors of those states.

USL also employs ALPS Distributors, Inc. as the Marketing Agent. USCF pays the Marketing Agent an annual fee. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services in connection with the offering of shares exceed ten percent (10%) of the gross proceeds of the offering.

ALPS’s principal business address is 1290 Broadway, Suite 1100, Denver, CO 80203. ALPS is the marketing agent for USL. ALPS is a broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and a member of the Securities Investor Protection Corporation.

On October 8, 2013, USCF entered into a Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as USL’s FCM, effective October 10, 2013.  Prior to October 10, 2013, UBS Securities LLC (“UBS Securities”) was USL’s FCM. This agreement requires RBC Capital to provide services to USL, as of October 10, 2013, in connection with the purchase and sale of Oil Futures Contracts and Other Oil-Related Investments that may be purchased or sold by or through RBC Capital for USL’s account.  For the period October 10, 2013 and after, USL pays RBC Capital commissions for executing and clearing trades on behalf of USL.  Prior to October 10, 2013, USL paid UBS Securities commissions for executing and clearing trades on behalf of USL.

RBC Capital’s primary address is 500 West Madison Street, Suite 2500, Chicago, Illinois 60661.  UBS Securities’ principal business address is 677 Washington Blvd., Stamford, Connecticut 06901.  From USL’s commencement of trading to October 10, 2013, UBS Securities was a futures clearing broker for USL.  Effective October 10, 2013, RBC Capital became the futures clearing broker for USL.  Both RBC Capital and UBS Securities are registered in the U.S. with FINRA as a broker-dealer and with the CFTC as a FCM.  RBC Capital and UBS Securities are members of various U.S. futures and securities exchanges.

RBC is a large broker-dealer subject to many different complex legal and regulatory requirements.  As a result, certain of RBC’s regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with RBC with respect to issues raised in various investigations.  RBC complies fully with its regulators in all investigations being conducted and in all settlements it reaches.  In addition, RBC is and has been subject to a variety of civil legal claims in various jurisdictions, a variety of settlement agreements and a variety of orders, awards and judgments made against it by courts and tribunals, both in regard to such claims and investigations.  RBC complies fully with all settlements it reaches and all orders, awards and judgments made against it.

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

RBC contests liability and/or the amount of damages, as appropriate, in each pending matter.  In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, RBC cannot predict the loss or range of loss, if any, related to such matters; how or if such matters will be resolved; when they will ultimately be resolved; or what the eventual settlement, fine, penalty or other relief, if any, might be.  Subject to the foregoing, RBC believes, based on current knowledge and after consultation with counsel, that the outcome of such pending matters will not have a material adverse effect on the consolidated financial condition of RBC.

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

On September 27, 2011, the SEC commenced and settled an administrative proceeding against RBC for willful violations of Sections 17(a)(2) and 17(a)(3) of the 1933 Act for negligently selling collateralized debt obligations to five Wisconsin school districts despite concerns about the suitability of the product.  The firm agreed to pay disgorgement of $6.6 million, prejudgment interest of $1.8 million, and a civil monetary penalty of $22 million.

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

RBC Capital will act only as clearing broker for USL and as such will be paid commissions for executing and clearing trades on behalf of USL.  Prior to October 10, 2013, UBS Securities acted only as clearing broker for USL and as such was paid commissions for executing and clearing trades on behalf of USL.  Neither RBC Capital nor UBS Securities has passed upon the adequacy or accuracy of this annual report on Form 10-K.  Neither RBC Capital nor UBS Securities will act in any supervisory capacity with respect to USCF or participate in the management of USCF or USL.

Neither RBC Capital nor UBS Securities is affiliated with USL or USCF.  Therefore, neither USCF nor USL believes that there are any conflicts of interest with RBC Capital and UBS Securities or their trading principals arising from their acting as USL’s FCM.

Currently, USCF does not employ commodity trading advisors for trading of USL contracts. USCF currently does, however, employ a trading advisor for USCI, CPER, USAG and USMI, SummerHaven Investment Management, LLC (“SummerHaven”). If, in the future, USCF does employ commodity trading advisors for USL, it will choose each advisor based on arm’s-length negotiations and will consider the advisor’s experience, fees and reputation.

Fees of USL

Fees and Compensation Arrangements with USCF and Non-Affiliated Service Providers(1)

Service Provider	Compensation Paid by USCF

BBH&Co., Custodian and Administrator
Minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to all funds, as well as a $20,000 annual fee for its transfer agency services. In addition, an asset-based charge of (a) 0.06% for the first $500 million of USL and the Related Public Funds’ combined net assets, (b) 0.0465% for USL and the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USL and the Related Public Funds’ combined net assets exceed $1 billion.(2)

ALPS Distributors, Inc., Marketing Agent	0.06% on USL’s assets up to $3 billion and 0.04% on USL’s assets in excess of $3 billion.

(1)	USCF pays this compensation.
(2)
The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also will pay transaction charge fees to BBH&Co., ranging from $7.00 to $15.00 per transaction for the funds.

Compensation to USCF

USL is contractually obligated to pay USCF a management fee based on 0.60% per annum on its average daily total net assets. Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of total net assets on that day) and paid on a monthly basis. Total net assets are calculated by taking the current market value of USL’s total assets and subtracting any liabilities.

Fees and Compensation Arrangements between USL and Non-Affiliated Service Providers(3)

Service Provider	Compensation Paid by USL
UBS Securities LLC, Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary

RBC Capital Markets, LLC, Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary

(3)	USL pays this compensation.

New York Mercantile Exchange Licensing Fee(4)

Assets	Licensing Fee
Prior to October 19, 2011:
First $1,000,000,000	0.04% of NAV
After the first $1,000,000,000	0.02% of NAV
On and after October 20, 2011:	0.015% on all net assets

(4)
Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. USL is responsible for its pro rata share of the assets held by USL and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI.

Expenses Paid or Accrued by USL from Inception through December 31, 2013 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$4,448,078
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$125,183
Other Amounts Paid or Accrued(5):	$2,031,463
Total Expenses Paid or Accrued:	$6,604,724
Expenses Waived(6):	$(108,246)
Total Expenses Paid or Accrued Including Expenses Waived(6):	$6,496,478

(5)
Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

(6)
USCF had voluntarily agreed to pay certain expenses normally borne by USL to the extent that such expenses exceeded 0.15% (15 basis points) of USL’s NAV, on an annualized basis, through March 31, 2009. As of March 31, 2009, the expense waiver was no longer in effect for USL.

Expenses Paid or Accrued by USL from Inception through December 31, 2013 as a Percentage of Average Daily Net Assets:

Amount as a Percentage
Expenses:	of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.60 % annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.02 % annualized
Other Amounts Paid or Accrued(7):	0.27 % annualized
Total Expenses Paid or Accrued:	0.89 % annualized
Expenses Waived(8):	(0.01) % annualized
Total Expenses Paid or Accrued Including Expenses Waived(8):	0.88 % annualized

(7)
Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

(8)
USCF had voluntarily agreed to pay certain expenses normally borne by USL to the extent that such expenses exceeded 0.15% (15 basis points) of USL’s NAV, on an annualized basis, through March 31, 2009. As of March 31, 2009, the expense waiver was no longer in effect for USL.

Other Fees. USL also pays the fees and expenses associated with its tax accounting and reporting requirements. These fees were approximately $200,000 for the fiscal year ended December 31, 2013. In addition, USL is responsible for paying its portion of the directors’ and officers’ liability insurance for USL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USL and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, those Related Public Funds organized as a series of a Delaware statutory trust. USL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2013 were $555,465 for USL and the Related Public Funds. USL’s portion of such fees and expenses for the year ended December 31, 2013 was $19,339.

Form of Shares

Registered Form. Shares are issued in registered form in accordance with the LP Agreement. The Administrator has been appointed registrar and transfer agent for the purpose of transferring shares in certificated form. The Administrator keeps a record of all limited partners and holders of the shares in certificated form in the registry (the “Register”). USCF recognizes transfers of shares in certificated form only if done in accordance with the LP Agreement. The beneficial interests in such shares are held in book-entry form through participants and/or accountholders in the Depository Trust Company (“DTC”).

Book Entry. Individual certificates are not issued for the shares. Instead, shares are represented by one or more global certificates, which are deposited by the Administrator with DTC and registered in the name of Cede & Co., as nominee for DTC. The global certificates evidence all of the shares outstanding at any time. Shareholders are limited to: (1) participants in DTC such as banks, brokers, dealers and trust companies (“DTC Participants”), (2) those who maintain, either directly or indirectly, a custodial relationship with a DTC Participant (“Indirect Participants”), and (3) those banks, brokers, dealers, trust companies and others who hold interests in the shares through DTC Participants or Indirect Participants, in each case who satisfy the requirements for transfers of shares. DTC Participants acting on behalf of investors holding shares through such participants’ accounts in DTC will follow the delivery practice applicable to securities eligible for DTC’s Same-Day Funds Settlement System. Shares are credited to DTC Participants’ securities accounts following confirmation of receipt of payment.

DTC. DTC has advised USL as follows: It is a limited purpose trust company organized under the laws of the State of New York and is a member of the Federal Reserve System, a “clearing corporation” within the meaning of the New York Uniform Commercial Code and a “clearing agency” registered pursuant to the provisions of Section 17A of the Exchange Act. DTC holds securities for DTC Participants and facilitates the clearance and settlement of transactions between DTC Participants through electronic book-entry changes in accounts of DTC Participants.

Calculating Per Share NAV

USL’s per share NAV is calculated by:

•   Taking the current market value of its total assets;
•   Subtracting any liabilities; and
•   Dividing that total by the total number of outstanding shares

The Administrator calculates the per share NAV of USL once each NYSE Arca trading day. The per share NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the Oil Futures Contracts traded on the NYMEX, but calculates or determines the value of all other USL investments (including Oil Futures Contracts not traded on the NYMEX, Other Oil-Related Investments and Treasuries), using market quotations, if available, or other information customarily used to determine the fair value of such investments as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time, in accordance with the current Administrative Agency Agreement among BBH&Co., USL and USCF. “Other information” customarily used in determining fair value includes information consisting of market data in the relevant market supplied by one or more third parties including, without limitation, relevant rates, prices, yields, yield curves, volatilities, spreads, correlations or other market data in the relevant market; or information of the types described above from internal sources if that information is of the same type used by USL in the regular course of its business for the valuation of similar transactions. The information may include costs of funding, to the extent costs of funding are not and would not be a component of the other information being utilized. Third parties supplying quotations or market data may include, without limitation, dealers in the relevant markets, end-users of the relevant product, information vendors, brokers and other sources of market information.

In addition, in order to provide updated information relating to USL for use by investors and market professionals, the NYSE Arca calculates and disseminates throughout the core trading session on each trading day an updated indicative fund value. The indicative fund value is calculated by using the prior day’s closing per share NAV of USL as a base and updating that value throughout the trading day to reflect changes in the most recently reported trade price for the active light, sweet Oil Futures Contracts on the NYMEX. The prices reported for those Oil Futures Contract months are adjusted based on the prior day’s spread differential between settlement values for the relevant contract and the spot month contract. In the event that the spot month contract is also the Benchmark Oil Futures Contract, the last sale price for that contract is not adjusted. The indicative fund value share basis disseminated during NYSE Arca core trading session hours should not be viewed as an actual real time update of the per share NAV, because the per share NAV is calculated only once at the end of each trading day based upon the relevant end of day values of USL’s investments.

The indicative fund value is disseminated on a per share basis every 15 seconds during regular NYSE Arca core trading session hours of 9:30 a.m. New York time to 4:00 p.m. New York time. The normal trading hours of the NYMEX are 10:00 a.m. New York time to 2:30 p.m. New York time. This means that there is a gap in time at the beginning and the end of each day during which USL’s shares are traded on the NYSE Arca, but real-time NYMEX trading prices for Oil Futures Contracts traded on the NYMEX are not available. During such gaps in time, the indicative fund value will be calculated based on the end of day price of such Oil Futures Contracts from the NYMEX’s immediately preceding trading session. In addition, other Oil Futures Contracts, Other Oil-Related Investments and Treasuries held by USL will be valued by the Administrator, using rates and points received from client-approved third party vendors (such as Reuters and WM Company) and advisor quotes. These investments will not be included in the indicative fund value.

The NYSE Arca disseminates the indicative fund value through the facilities of CTA/CQ High Speed Lines. In addition, the indicative fund value is published on the NYSE Arca’s website and is available through on-line information services such as Bloomberg and Reuters.

Dissemination of the indicative fund value provides additional information that is not otherwise available to the public and is useful to investors and market professionals in connection with the trading of USL shares on the NYSE Arca. Investors and market professionals are able throughout the trading day to compare the market price of USL and the indicative fund value. If the market price of USL shares diverges significantly from the indicative fund value, market professionals will have an incentive to execute arbitrage trades. For example, if USL appears to be trading at a discount compared to the indicative fund value, a market professional could buy USL shares on the NYSE Arca and sell short Oil Futures Contracts. Such arbitrage trades can tighten the tracking between the market price of USL and the indicative fund value and thus can be beneficial to all market participants.

Creation and Redemption of Shares

USL creates and redeems shares from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to USL or the distribution by USL of the amount of Treasuries and any cash represented by the baskets being created or redeemed, the amount of which is based on the combined NAV of the number of shares included in the baskets being created or redeemed determined after 4:00 p.m. New York time on the day the order to create or redeem baskets is properly received.

Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Purchaser, a person must enter into an Authorized Purchaser Agreement with USCF on behalf of USL. The Authorized Purchaser Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Purchaser Agreement and the related procedures attached thereto may be amended by USL, without the consent of any limited partner or shareholder or Authorized Purchaser. From July 1, 2011 through December 31, 2013 (and continuing at least through May 1, 2014), the applicable transaction fee paid by Authorized Purchasers was $350 to USL for each order they place to create or redeem one or more baskets; prior to July 1, 2011, this fee was $1,000. Authorized Purchasers who make deposits with USL in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either USL or USCF, and no such person will have any obligation or responsibility to USCF or USL to effect any sale or resale of shares. As of December 31, 2013, 10 Authorized Purchasers had entered into agreements with USCF on behalf of USL. During the year ended December 31, 2013, USL issued 13 Creation Baskets and redeemed 34 Redemption Baskets.

Certain Authorized Purchasers are expected to be capable of participating directly in the physical crude oil market and the crude oil futures market. In some cases, Authorized Purchasers or their affiliates may from time to time buy crude oil or sell crude oil or Oil Interests and may profit in these instances. USCF believes that the size and operation of the crude oil market make it unlikely that an Authorized Purchaser’s direct activities in the crude oil or securities markets will significantly affect the price of crude oil, Oil Interests, or the price of the shares.

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

The manner by which creations are made is dictated by the terms of the Authorized Purchaser Agreement. By placing a purchase order, an Authorized Purchaser agrees to (1) deposit Treasuries, cash, or a combination of Treasuries and cash with the Custodian, and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other over-the-counter energy transaction (through itself or a designated acceptable broker) with USL for the purchase of a number and type of futures contracts at the closing settlement price for such contracts on the purchase order date. If an Authorized Purchaser fails to consummate (1) and (2), the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet USL’s investment objective and shall be purchased as a result of the Authorized Purchaser’s purchase of shares.

Determination of Required Deposits

The total deposit required to create each basket (“Creation Basket Deposit”) is the amount of Treasuries and/or cash that is in the same proportion to the total assets of USL (net of estimated accrued but unpaid fees, expenses and other liabilities) on the purchase order date as the number of shares to be created under the purchase order is in proportion to the total number of shares outstanding on the purchase order dates. USCF determines, directly in its sole discretion or in consultation with the Administrator, the requirements for Treasuries and the amount of cash, including the maximum permitted remaining maturity of a Treasury and proportions of Treasury and cash that may be included in deposits to create baskets. The Marketing Agent will publish such requirements at the beginning of each business day. The amount of cash deposit required is the difference between the aggregate market value of the Treasuries required to be included in a Creation Basket Deposit as of 4:00 p.m. New York time on the date the order to purchase is properly received and the total required deposit.

Delivery of Required Deposits

An Authorized Purchaser who places a purchase order is responsible for transferring to USL’s account with the Custodian the required amount of Treasuries and cash by the end of the third business day following the purchase order date. Upon receipt of the deposit amount, the Administrator directs DTC to credit the number of baskets ordered to the Authorized Purchaser’s DTC account on the third business day following the purchase order date. The expense and risk of delivery and ownership of Treasuries until such Treasuries have been received by the Custodian on behalf of USL shall be borne solely by the Authorized Purchaser.

Because orders to purchase baskets must be placed by 12:00 p.m., New York time, but the total payment required to create a basket during the continuous offering period will not be determined until after 4:00 p.m. New York time on the date the purchase order is received, Authorized Purchasers will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket. USL’s per share NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

Rejection of Purchase Orders

USCF acting by itself or through the Marketing Agent shall have the absolute right but no obligation to reject a purchase order or a Creation Basket Deposit if:

•	it determines that the investment alternative available to USL at that time will not enable it to meet its investment objective;

•	it determines that the purchase order or the Creation Basket Deposit is not in proper form;

•	it believes that the purchase order or the Creation Basket Deposit would have adverse tax consequences to USL, the limited partners or its shareholders;

•	the acceptance or receipt of the Creation Basket Deposit would, in the opinion of counsel to USCF, be unlawful; or

•	circumstances outside the control of USCF, Marketing Agent or Custodian make it, for all practical purposes, not feasible to process creations of baskets.

None of USCF, the Marketing Agent or the Custodian will be liable for the rejection of any purchase order or Creation Basket Deposit.

Redemption Procedures

The procedures by which an Authorized Purchaser can redeem one or more baskets mirror the procedures for the creation of baskets. On any business day, an Authorized Purchaser may place an order with the Marketing Agent to redeem one or more baskets. Redemption orders must be placed by 12:00 p.m. New York time or the close of regular trading on the NYSE Arca, whichever is earlier. A redemption order so received will be effective on the date it is received in satisfactory form by the Marketing Agent. The redemption procedures allow Authorized Purchasers to redeem baskets and do not entitle an individual shareholder to redeem any shares in an amount less than a Redemption Basket, or to redeem baskets other than through an Authorized Purchaser.

By placing a redemption order, an Authorized Purchaser agrees to deliver the baskets to be redeemed through DTC’s book-entry system to USL, as described below. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Purchaser must also have wired to USL’s account at the Custodian the non-refundable transaction fee due for the redemption order. An Authorized Purchaser may not withdraw a redemption order.

The manner by which redemptions are made is dictated by the terms of the Authorized Purchaser Agreement. By placing a redemption order, an Authorized Purchaser agrees to (1) deliver the Redemption Basket to be redeemed through DTC’s book-entry system to USL’s account with the Custodian not later than 3:00 p.m. New York time on the third business day following the effective date of the redemption order (“Redemption Distribution Date”), and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other over-the-counter energy transaction (through itself or a designated acceptable broker) with USL for the sale of a number and type of futures contracts at the closing settlement price for such contracts on the Redemption Order Date. If an Authorized Purchaser fails to consummate (1) and (2) above, the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet USL’s investment objective and shall be sold as a result of the Authorized Purchaser’s sale of shares.

Determination of Redemption Distribution

The redemption distribution from USL consists of a transfer to the redeeming Authorized Purchaser of an amount of Treasuries and/or cash that is in the same proportion to the total assets of USL (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to redeem is properly received as the number of shares to be redeemed under the redemption order is in proportion to the total number of shares outstanding on the date the order is received. USCF, directly or in consultation with the Administrator, determines the requirements for Treasuries and the amounts of cash, including the maximum permitted remaining maturity of a Treasury, and the proportions of Treasuries and cash that may be included in distributions to redeem baskets. The Marketing Agent will publish an estimate of the redemption distribution per basket as of the beginning of each business day.

Delivery of Redemption Distribution

The redemption distribution due from USL will be delivered to the Authorized Purchaser by 3:00 p.m. New York time on the third business day following the redemption order date if, by 3:00 p.m. New York time on such third business day, USL’s DTC account has been credited with the baskets to be redeemed. If USL’s DTC account has not been credited with all of the baskets to be redeemed by such time, the redemption distribution will be delivered to the extent of whole baskets received. Any remainder of the redemption distribution will be delivered on the next business day to the extent of remaining whole baskets received if USL receives the fee applicable to the extension of the redemption distribution date which USCF may, from time to time, determine and the remaining baskets to be redeemed are credited to USL’s DTC account by 3:00 p.m. New York time on such next business day. Any further outstanding amount of the redemption order shall be cancelled. Pursuant to information from USCF, the Custodian will also be authorized to deliver the redemption distribution notwithstanding that the baskets to be redeemed are not credited to USL’s DTC account by 3:00 p.m. New York time on the third business day following the redemption order date if the Authorized Purchaser has collateralized its obligation to deliver the baskets through DTC’s book entry-system on such terms as USCF may from time to time determine.

Suspension or Rejection of Redemption Orders

USCF may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which the NYSE Arca or the NYMEX is closed other than customary weekend or holiday closings, or trading on the NYSE Arca or the NYMEX is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of Treasuries is not reasonably practicable, or (3) for such other period as USCF determines to be necessary for the protection of the limited partners or shareholders. For example, USCF may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of USL’s assets at an appropriate value to fund a redemption. If USCF has difficulty liquidating its positions, e.g., because of a market disruption event in the futures markets, a suspension of trading by the exchange where the futures contracts are listed or an unanticipated delay in the liquidation of a position in an over-the-counter contract, it may be appropriate to suspend redemptions until such time as such circumstances are rectified. None of USCF, the Marketing Agent, the Administrator, or the Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

Redemption orders must be made in whole baskets. USCF will reject a redemption order if the order is not in proper form as described in the Authorized Purchaser Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. USCF may also reject a redemption order if the number of shares being redeemed would reduce the remaining outstanding shares to 100,000 shares (i.e., two baskets) or less.

Creation and Redemption Transaction Fee

To compensate USL for its expenses in connection with the creation and redemption of baskets, an Authorized Purchaser is required to pay a transaction fee to USL per order to create or redeem baskets, regardless of the number of baskets in such order. From July 1, 2011 through December 31, 2013 (and continuing at least through May 1, 2014), the applicable transaction fee paid by Authorized Purchasers was $350 to USL for each order they place to create or redeem one or more baskets; prior to July 1, 2011, this fee was $1,000. The transaction fee may be reduced, increased or otherwise changed by USCF. USCF shall notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until 30 days after the date of the notice.

Tax Responsibility

Authorized Purchasers are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of baskets, regardless of whether or not such tax or charge is imposed directly on the Authorized Purchaser, and agree to indemnify USCF and USL if they are required by law to pay any such tax, together with any applicable penalties, additions to tax and interest thereon.

Secondary Market Transactions

As noted, USL creates and redeems shares from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to USL or the distribution by USL of the amount of Treasuries and cash represented by the baskets being created or redeemed, the amount of which will be based on the aggregate NAV of the number of shares included in the baskets being created or redeemed determined on the day the order to create or redeem baskets is properly received.

As discussed above, Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Purchaser is under no obligation to create or redeem baskets, and an Authorized Purchaser is under no obligation to offer to the public shares of any baskets it does create. Authorized Purchasers that do offer to the public shares from the baskets they create will do so at per-share offering prices that are expected to reflect, among other factors, the trading price of the shares on the NYSE Arca, the NAV of USL at the time the Authorized Purchaser purchased the Creation Baskets and the per share NAV of the shares at the time of the offer of the shares to the public, the supply of and demand for shares at the time of sale, and the liquidity of the Oil Futures Contracts market and the market for Other Oil-Related Investments. The prices of shares offered by Authorized Purchasers are expected to fall between USL’s per share NAV and the trading price of the shares on the NYSE Arca at the time of sale. Shares initially comprising the same basket but offered by Authorized Purchasers to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Purchaser on behalf of multiple clients. Authorized Purchasers who make deposits with USL in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either USL or USCF, and no such person has any obligation or responsibility to USCF or USL to effect any sale or resale of shares. Shares trade in the secondary market on the NYSE Arca. Shares may trade in the secondary market at prices that are lower or higher relative to their per share NAV. The amount of the discount or premium in the trading price relative to the per share NAV may be influenced by various factors, including the number of investors who seek to purchase or sell shares in the secondary market and the liquidity of the Oil Futures Contracts market and the market for Other Oil-Related Investments. While the shares trade during the core trading session on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for Oil Futures Contracts and Other Oil-Related Investments may be reduced after the close of the NYMEX at 2:30 p.m. New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the shares may widen.

Investments

USCF causes USL to transfer the proceeds from the sale of Creation Baskets to the Custodian or other custodian for trading activities. USCF will invest USL’s assets in Oil Futures Contracts and Other Oil-Related Investments and investments in Treasuries, cash and/or cash equivalents. When USL purchases an Oil Futures Contract and certain exchange-traded Other Oil-Related Investments, USL is required to deposit 5% to 30% with the selling FCM on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under Oil Interests at maturity. This deposit is known as initial margin. Counterparties in transactions in over-the-counter Oil Interests will generally impose similar collateral requirements on USL. USCF will invest the assets that remain after margin and collateral are posted in Treasuries, cash and/or cash equivalents subject to these margin and collateral requirements. USCF has sole authority to determine the percentage of assets that are:

•	held on deposit with the FCM or other custodian;
•	used for other investments, and
•	held in bank accounts to pay current obligations and as reserves.

Ongoing margin and collateral payments will generally be required for both exchange-traded and over-the-counter Oil Interests based on changes in the value of the Oil Interests. Furthermore, ongoing collateral requirements with respect to over-the-counter Oil Interests are negotiated by the parties, and may be affected by overall market volatility, volatility of the underlying commodity or index, the ability of the counterparty to hedge its exposure under an Oil Interest, and each party’s creditworthiness. In light of the differing requirements for initial payments under exchange-traded and over-the-counter Oil Interests and the fluctuating nature of ongoing margin and collateral payments, it is not possible to estimate what portion of USL’s assets will be posted as margin or collateral at any given time. The Treasuries, cash and cash equivalents held by USL will constitute reserves that will be available to meet ongoing margin and collateral requirements. All interest income will be used for USL’s benefit.

A FCM, counterparty, government agency or commodity exchange could increase margin or collateral requirements applicable to USL to hold trading positions at any time. Moreover, margin is merely a security deposit and has no bearing on the profit or loss potential for any positions held.

The assets of USL’s posted as margin for Oil Futures Contracts are held in segregated accounts pursuant to the CEA and CFTC regulations.

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

The offer and sale of shares of USL, as well as shares of each of the Related Public Funds, is registered under the Securities Act. USL and the Related Public Funds are subject to the requirements of the Securities Act, the Exchange Act and the rules and regulations adopted thereunder as administered by the SEC. Firms’ participation in the distribution of shares are regulated as described above, as well as by the self regulatory association, FINRA.

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

In general, the CFTC does not regulate the interbank and forward foreign currency markets with respect to transactions in contracts between certain sophisticated counterparties such as USL or between certain regulated institutions and retail investors. Although U.S. banks are regulated in various ways by the Federal Reserve Board, the Comptroller of the Currency and other U.S. federal and state banking officials, banking authorities do not regulate the forward markets to the same extent that the swap markets are regulated by the CFTC and SEC. At a minimum, over-the-counter currency forwards, options and swaps will be subject to heightened recordkeeping, reporting and business conduct standards.

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

While the U.S. government does not currently impose any restrictions on the movements of currencies, it could choose to do so. The imposition or relaxation of exchange controls in various jurisdictions could significantly affect the market for that and other jurisdictions’ currencies. Trading in the interbank market also exposes USL to a risk of default since the failure of a bank with which USL had entered into a forward contract would likely result in a default and thus possibly substantial losses to USL.

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

“Swap” Transactions

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposes regulatory requirements on certain “swap” transactions that USL is authorized to engage in that may ultimately impact the ability of USL to meet its investment objective. On August 13, 2012, the CFTC and the SEC published joint final rules defining the terms “swap” and “security-based swap.” The term “swap” is broadly defined to include various types of over-the-counter derivatives, including swaps and options. The effective date of these final rules was October 12, 2012.

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCOs. This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 11, 2013. Beginning on March 11, 2013, “swap dealers,” “major swap participants” and certain active funds were required to clear certain credit default swaps and interest rate swaps; and beginning on June 10, 2013, commodity pools, certain private funds and entities predominantly engaged in financial activities were required to clear the same types of swaps.  As a result, if USL enters into or has entered into certain interest rate and credit default swaps on or after June 10, 2013, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require USL to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organizations, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

The Dodd-Frank Act also requires that certain swaps determined to be available to trade on a SEF must be executed over such a facility. On June 5, 2013, the CFTC published a final rule regarding the obligations of SEFs, including the obligation for facilities offering multiple person execution services to register as a SEF by October 2, 2013. Based upon applications filed by several SEFs with the CFTC, the CFTC has determined that certain interest rate swaps and credit default index swaps are available to trade on SEFs and beginning on February 15, 2014, certain interest rate swaps and credit default index swaps must be executed in a SEF.

On November 14, 2013, the CFTC’s Division of Clearing and Risk, Division of Market Oversight and Division of Swap Dealer and Intermediary Oversight published guidance with respect to the application of certain CFTC rules on SEFs. That guidance clarified that SEFs could not restrict access to participants who are permitted to trade swaps and that SEFs may not require participants to have breakage agreements in place with other counterparties.

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

Additionally, the CFTC published rules on February 17, 2012 and April 3, 2012 that require “swap dealers” and “major swap participants” to: 1) adhere to business conduct standards, 2) implement policies and procedures to ensure compliance with the CEA and 3) maintain records of such compliance. These new requirements may impact the documentation requirements for both cleared and non-cleared swaps and cause swap dealers and major swap participants to face increased compliance costs that, in turn, may be passed along to counterparties (such as USL) in the form of higher fees and expenses related to trading swaps.

On April 5, 2013, the CFTC’s Division of Clearing and Risk issued a letter granting no-action relief from certain swap data reporting requirements for swaps entered into between affiliated counterparties. In general, the letter grants relief from, among others: real-time, historical and regular swap reporting (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively.

On April 9, 2013, the CFTC’s Division of Market Oversight issued a letter granting time-limited no-action relief to non-swap dealer, non-major swap participant counterparties from the real-time, regular and historical swap reporting requirements (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively). The regular reporting requirements (Part 45 of the CFTC regulations) for interest rate and credit swaps of a financial entity (including a commodity pool such as USL) began on April 10, 2013. The letter delays implementation of the reporting requirements based upon the asset class underlying the swap and the classification of the reporting counterparty. For a financial entity (including a commodity pool such as USL), regular reporting requirements for equity, foreign exchange and other commodity swaps (including swaps on oil) began on May 29, 2013 and reporting of all historical swaps for all asset classes began on September 30, 2013.

On November 6, 2013, the CFTC published a final rule that imposes requirements on swap dealers and major swap participants with respect to the treatment of collateral posted by their counterparties to margin, guarantee, or secure uncleared swaps.  In other words, the rule places restrictions on what swap dealers and major swap participants can do with collateral posted by USL in connection with uncleared swaps.

In addition to the rules and regulations imposed under the Dodd-Frank Act, swap dealers that are European banks may also be subject to European Market Infrastructure Regulation (“EMIR”). These regulations have not yet been fully implemented.

General Regulation Applicable to USL

On August 12, 2013, the CFTC issued final rules establishing compliance obligations for commodity pool operators (“CPOs”) of investment companies registered under the Investment Company Act of 1940 (the “Investment Company Act”) that are required to register due to recent changes to CFTC Regulation 4.5. The final rules were issued in a CFTC release entitled “Harmonization of Compliance Obligations for Registered Investment Companies Required to Register as Commodity Pool Operators.” For entities that are registered with both the CFTC and the SEC, the CFTC will accept the SEC’s disclosure, reporting and recordkeeping regime as substituted compliance for substantially all of Part 4 of the CFTC’s regulations, so long as they comply with comparable requirements under the SEC’s statutory and regulatory compliance regime. Thus, the final rules (the “Harmonization Rules”) allow dually registered entities to meet certain CFTC regulatory requirements for CPOs by complying with SEC rules to which they are already subject. Although USL is not a registered investment company under the Investment Company Act, the Harmonization Rules amended certain CFTC disclosure rules to make the requirements for all CPOs to periodically update their disclosure documents consistent with those of the SEC. This change will decrease the burden to USL and USCF of having to comply with inconsistent regulatory requirements. It is not known whether the CFTC will make additional amendments to its disclosure, reporting and recordkeeping rules to further harmonize these obligations with those of the SEC as they apply to USL and USCF, but any such further rule changes could result in additional operating efficiencies for USL and USCF.

With regard to any other rules that the CFTC may adopt in the future, the effect of any such regulatory changes on USL is impossible to predict, but it could be substantial and adverse.

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

The CFTC also regulates the activities of “commodity trading advisors” and “commodity pool operators” and the CFTC has adopted regulations with respect to certain of such persons’ activities. Pursuant to its authority, the CFTC requires a CPO, such as USCF, to keep accurate, current and orderly records with respect to each pool it operates. The CFTC may suspend, modify or terminate the registration of any registrant for failure to comply with CFTC rules or regulations. Suspension, restriction or termination of USCF’s registration as a CPO would prevent it, until such time (if any) as such registration were to be reinstated, from managing, and might result in the termination of, USL or the Related Public Funds.

The CEA also gives the states certain powers to enforce its provisions and the regulations of the CFTC.

Under certain circumstances, the CEA grants shareholders the right to institute a reparations proceeding before the CFTC against USCF (as a registered commodity pool operator), as well as those of their respective employees who are required to be registered under the CEA. Shareholders may also be able to maintain a private right of action for certain violations of the CEA.

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

The CEA requires all FCMs, such as USL’s clearing brokers, to meet and maintain specified fitness and financial requirements, to segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. The CFTC has similar authority over introducing brokers, or persons who solicit or accept orders for commodity interest trades but who do not accept margin deposits for the execution of trades. The CEA authorizes the CFTC to regulate trading by FCMs and by their officers and directors, permits the CFTC to require action by exchanges in the event of market emergencies, and establishes an administrative procedure under which customers may institute complaints for damages arising from alleged violations of the CEA. The CEA also gives the states powers to enforce its provisions and the regulations of the CFTC.

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

On November 14, 2013, the CFTC published final regulations that require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. The rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard the continued operations and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner.

USL’s investors are afforded prescribed rights for reparations under the CEA against USCF (as a registered commodity pool operator), as well as its respective employees who are required to be registered under the CEA. Investors may also be able to maintain a private right of action for violations of the CEA. The CFTC has adopted rules implementing the reparation provisions of the CEA, which provide that any person may file a complaint for a reparations award with the CFTC for violation of the CEA against a floor broker or a FCM, introducing broker, commodity trading advisor, CPO and their respective associated persons.

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

On November 5, 2013, the CFTC proposed a rulemaking that would establish specific limits on speculative positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). On the same date, the CFTC proposed another rule addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”).  Specifically, the Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and SEFs to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as non-U.S. located platforms.  Furthermore, until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, USL may be limited with respect to the size of its investments in any commodities subject to these limits.  Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Proposed Aggregation Requirements may affect USL, but it may be substantial and adverse. By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of USL to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of USL.

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of USL to achieve its investment objective.

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

Brokerage firms, such as USL’s clearing brokers, carrying accounts for traders in commodity interest contracts may not accept lower, and generally require higher, amounts of margin as a matter of policy to further protect themselves. The clearing brokers require USL to make margin deposits equal to exchange minimum levels for all commodity interest contracts. This requirement may be altered from time to time in the clearing brokers’ discretion.

Regulators have not yet finalized the Dodd-Frank Act rules regarding initial margin levels for over-the-counter derivatives. It is possible that such levels may be higher than those for futures contracts. Also, initial margin requirements for non-cleared swaps will be subject to higher margin requirements than cleared swaps. And, under pending rule proposals, USL may be required to post, but not be entitled to receive, initial and variation margin in respect of non-cleared swaps. Until such time as the regulators finalize these margin rules, trading in the over-the-counter markets where no clearing facility is provided generally will not require margin per se. Rather, it will involve the extension of credit between counterparties that is secured by transfers of credit support and/or independent amounts. Credit support is transferred between counterparties in respect of the open over-the-counter derivatives entered into between them, while independent amounts are fixed amounts posted by one or both counterparties at the execution of a particular over-the-counter transaction.

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

Margin requirements are computed each day by a trader’s clearing broker. When the market value of a particular open commodity interest position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the broker. If the margin call is not met within a reasonable time, the broker may close out the trader’s position. With respect to USL’s trading, USL (and not its investors personally) is subject to margin calls.

On November 6, 2013, the CFTC published a final rule that imposes requirements on swap dealers and major swap participants with respect to the treatment of collateral posted by their counterparties to margin, guarantee, or secure uncleared swaps.  In other words, the rule places restrictions on what swap dealers and major swap participants can do with collateral posted by USL in connection with uncleared swaps.

Finally, many major U.S. exchanges have passed certain cross margining arrangements involving procedures pursuant to which the futures and options positions held in an account would, in the case of some accounts, be aggregated and margin requirements would be assessed on a portfolio basis, measuring the total risk of the combined positions.

SEC Reports

USL makes available, free of charge, on its website, its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. These reports are also available from the SEC though its website at: www.sec.gov.

CFTC Reports

USL also makes available its monthly reports and its annual reports required to be prepared and filed with the NFA under the CFTC regulations.

Intellectual Property

USCF owns trademark registrations for the UNITED STATES 12 MONTH OIL FUND (U.S. Reg. No. 3600671) for “Investment services in the field of oil futures contracts and other oil-related investments,” in use since December 6, 2007, UNITED STATES 12 MONTH OIL FUND LP (and Oil Rig Design) (U.S. Reg. No. 3638982) for “Investment services in the field of oil futures contracts and other oil-related investments” in use since December 6, 2007 and 12 USL UNITED STATES 12 MONTH OIL FUND, LP (and 12 and Flame Design) (U.S. Reg.  4440927) for “Financial investment services in the field of oil futures contracts, cash-settled options on oil futures contracts, forward contracts for oil over-the-counter transactions based on the price of oil, and indices based on the foregoing” in use since September 30, 2012. USCF relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations, it will continue to have indefinite protection for these trademarks under current laws, rules and regulations.

USCF owns trademark registrations for UNITED STATES COMMODITY FUNDS (U.S. Reg. No. 3600670) for “Fund investment services,” in use since June 24, 2008, USCF (U.S. Reg. No. 3638987) for “Fund investment services,” in use since June 24, 2008, and USCF UNITED STATES COMMODITY FUNDS LLC & Design (U.S. Reg. No. 4304004) for “Fund investment services,” in use since June 24, 2008. USCF relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations; it will continue to have indefinite protection for these trademarks under current laws, rules and regulations. USCF has been granted two patents Nos. 7,739,186 and 8,019,675, for systems and methods for an exchange traded fund (ETF) that tracks the price of one or more commodities.

Item 1A.  Risk Factors.

The risk factors should be read in connection with the other information included in this annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and USL’s financial statements and the related notes.

USL’s investment objective is for the daily percentage change in the net asset value per share to reflect the daily percentage changes of the spot price of light, sweet crude oil, as measured by the daily percentage changes in the average of the prices of the Benchmark Oil Futures Contracts, less USL’s expenses.  USL seeks to achieve its investment objective by investing in a combination of Oil Futures Contracts and Other Oil-Related Investments such that the daily changes in its net asset value, measured in percentage terms, will closely track the changes in the average of the prices of the Benchmark Oil Futures Contracts, also measured in percentage terms.  USL’s investment strategy is designed to provide investors with a cost-effective way to invest indirectly in crude oil and to hedge against movements in the spot price of light, sweet crude oil.  An investment in USL involves investment risk similar to a direct investment in Oil Futures Contracts and Other Oil-Related Investments, and correlation risk, or the risk that investors purchasing shares to hedge against movements in the price of crude oil will have an efficient hedge only if the price they pay for their shares closely correlates with the price of crude oil.  In addition to investment risk and correlation risk, an investment in USL involves tax risks, over-the-counter risks, and other risks.

Investment Risk

The net asset value of USL’s shares relates directly to the value of the Benchmark Oil Futures Contracts and other assets held by USL and fluctuations in the prices of these assets could materially adversely affect an investment in USL’s shares.

USL’s investment objective is for the net asset value of its shares to track the average of the prices of the Benchmark Futures Contracts, less expenses.  The net assets of USL consist primarily of investments in Oil Futures Contracts and, to a lesser extent, in Other Oil-Related Investments.   The net asset value of USL’s shares relates directly to the value of these assets (less liabilities, including accrued but unpaid expenses), which in turn relates to the price of light, sweet crude oil in the marketplace.  Crude oil prices depend on local, regional and global events or conditions that affect supply and demand for oil.

Economic conditions.  The demand for crude oil correlates closely with general economic growth rates.  The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on crude oil prices.  Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates, periods of civil unrest, government austerity programs, or currency exchange rate fluctuations, can also impact the demand for crude oil.  Sovereign debt downgrades, defaults, inability to access debt markets due to credit or legal constraints, liquidity crises, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, and other events or conditions that impair the functioning of financial markets and institutions also may adversely impact the demand for crude oil.

Other demand-related factors.  Other factors that may affect the demand for crude oil and therefore its price, include technological improvements in energy efficiency; seasonal weather patterns, which affect the demand for crude oil associated with heating and cooling; increased competitiveness of alternative energy sources that have so far generally not been competitive with oil without the benefit of government subsidies or mandates; and changes in technology or consumer preferences that alter fuel choices, such as toward alternative fueled vehicles.

Other supply-related factors.  Crude oil prices also vary depending on a number of factors affecting supply.  For example, increased supply from the development of new oil supply sources and technologies to enhance recovery from existing sources tends to reduce crude oil prices to the extent such supply increases are not offset by commensurate growth in demand.  Similarly, increases in industry refining or petrochemical manufacturing capacity may impact the supply of crude oil.  World oil supply levels can also be affected by factors that reduce available supplies, such as adherence by member countries to OPEC production quotas and the occurrence of wars, hostile actions, natural disasters, disruptions in competitors’ operations, or unexpected unavailability of distribution channels that may disrupt supplies. Technological change can also alter the relative costs for companies in the petroleum industry to find, produce, and refine oil and to manufacture petrochemicals, which in turn may affect the supply of and demand for oil.

Other market factors. The supply of and demand for crude oil may also be impacted by changes in interest rates, inflation, and other local or regional market conditions.

Correlation Risk

Investors purchasing shares to hedge against movements in the price of crude oil will have an efficient hedge only if the price they pay for their shares closely correlates with the price of crude oil.  Investing in USL’s shares for hedging purposes involves the following risks:

•	The market price at which the investor buys or sells shares may be significantly less or more than net asset value.
•	Daily percentage changes in net asset value may not closely correlate with daily percentage changes in the average of the prices of the Benchmark Futures Contracts.
•	Daily percentage changes in the average of the prices of the Benchmark Oil Futures Contracts may not closely correlate with daily percentage changes in the price of light, sweet crude oil.

The market price at which investors buy or sell shares may be significantly less or more than net asset value.

USL’s net asset value per share will change throughout the day as fluctuations occur in the market value of USL’s portfolio investments.  The public trading price at which an investor buys or sells shares during the day from their broker may be different from the net asset value of the shares.  Price differences may relate primarily to supply and demand forces at work in the secondary trading market for shares that are closely related to, but not identical to, the same forces influencing the prices of the light, sweet crude oil and the Benchmark Oil Futures Contract at any point in time.  USCF expects that exploitation of certain arbitrage opportunities by Authorized Purchasers and their clients and customers will tend to cause the public trading price to track net asset value per share closely over time, but there can be no assurance of that.

The net asset value of USL’s shares may also be influenced by non-concurrent trading hours between the NYSE Arca and the various futures exchanges on which crude oil is traded.  While the shares trade on the NYSE Arca from 9:30 a.m. to 4:00 p.m. Eastern Time, the trading hours for the futures exchanges on which sweet, light crude oil trade may not necessarily coincide during all of this time.  For example, while the shares trade on the NYSE Arca until 4:00 p.m. Eastern Time, liquidity in the global light sweet crude market will be reduced after the close of the NYMEX at 2:30 p.m. Eastern Time.  As a result, during periods when the NYSE Arca is open and the futures exchanges on which sweet, light crude oil is traded are closed, trading spreads and the resulting premium or discount on the shares may widen and, therefore, increase the difference between the price of the shares and the net asset value of the shares.

Daily percentage changes in USL’s net asset value may not correlate with daily percentage changes in the average of the prices of the Benchmark Oil Futures Contracts.

It is possible that the daily percentage changes in USL’s net asset value per share may not closely correlate to daily percentage changes in the average of the prices of the Benchmark Oil Futures Contracts.  Non-correlation may be attributable to disruptions in the market for sweet, light crude oil, the imposition of position or accountability limits by regulators or exchanges, or other extraordinary circumstances.  As USL approaches or reaches position limits with respect to the Benchmark Oil Futures Contract and other Oil Futures Contracts or in view of market conditions, USL may begin investing in Other Oil-Related Investments.  In addition, USL is not able to replicate exactly the changes in the price of the Benchmark Oil Futures Contract because the total return generated by USL is reduced by expenses and transaction costs, including those incurred in connection with USL’s trading activities, and increased by interest income from USL’s holdings of Treasury securities.  Tracking the Benchmark Oil Futures Contract requires trading of USL’s portfolio with a view to tracking the Benchmark Oil Futures Contract over time and is dependent upon the skills of USCF and its trading principals, among other factors.

Daily percentage changes in the price of the Benchmark Oil Futures Contract may not correlate with daily percentage changes in the spot price of light, sweet crude oil.

The correlation between changes in prices of the Benchmark Oil Futures Contract and the spot price of crude oil may at times be only approximate.  The degree of imperfection of correlation depends upon circumstances such as variations in the speculative oil market, supply of and demand for Oil Futures Contracts (including the Benchmark Oil Futures Contract) and Other Oil-Related Investments, and technical influences in oil futures trading.

Natural forces in the oil futures market known as “backwardation” and “contango” may increase USL’s tracking error and/or negatively impact total return.

The design of USL’s Benchmark Oil Futures Contracts consists of the near month contract to expire and the 11 following months, which are changed to the next month contract to expire and the 11 following months during one day each month.  In the event of a crude oil futures market where near month contracts trade at a higher price than next month to expire contracts, a situation described as “backwardation” in the futures market, then absent the impact of the overall movement in crude oil prices the value of the benchmark contract would tend to rise as it approaches expiration.  Conversely, in the event of a crude oil futures market where near month contracts trade at a lower price than next month contracts, a situation described as “contango” in the futures market, then absent the impact of the overall movement in crude oil prices the value of the benchmark contract would tend to decline as it approaches expiration.  When compared to total return of other price indices, such as the spot price of crude oil, the impact of backwardation and contango may cause the total return of USL’s per share net asset value to vary significantly. Moreover, absent the impact of rising or falling oil prices, a prolonged period of contango could have a significant negative impact on USL’s per share net asset value and total return and investors could lose part or all of their investment. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K for a discussion of the potential effects of contango and backwardation.

Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, which could cause the price of shares to substantially vary from the average of the prices of the Benchmark Oil Futures Contracts.

Designated contract markets, such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by USL is not) may hold, own or control.  In addition to accountability levels and position limits, the NYMEX and ICE Futures also set daily price fluctuation limits on futures contracts.  The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

On November 5, 2013, the CFTC proposed a rulemaking that would establish specific limits on speculative positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”).  On the same date, the CFTC proposed another rule addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”).  Specifically, the Position Limit Rules would, among other things:  identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and SEFs to establish position limits or, in some cases, position accountability rules;  and apply to both futures and swaps across four relevant venues -- OTC, DCMs, SEFs as well as non-U.S. located trading platforms.

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”).  Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas).  As a result, USL may be limited with respect to the size of its investments in Oil Futures Contracts and Other Oil-Related Investment subject to these limits.  Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps.  Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding.  At this time, it is unclear how the Proposed Aggregation Requirements may affect USL, but it may be substantial and adverse.  By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of USL to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of USL.

All of these limits may potentially cause a tracking error between the price of USL’s shares and the average of the prices of the Benchmark Oil Futures Contracts.  This may in turn prevent investors from being able to effectively use USL as a way to hedge against crude oil-related losses or as a way to indirectly invest in crude oil.

USL has not limited the size of its offering and is committed to utilizing substantially all of its proceeds to purchase Oil Futures Contracts and Other Oil-Related Investments.  If USL encounters accountability levels, position limits, or price fluctuation limits for Oil Futures Contracts on the NYMEX or ICE Futures, it may then, if permitted under applicable regulatory requirements, purchase Oil Futures Contracts on other exchanges that trade listed crude oil futures.  In addition, if USL exceeds accountability levels on either the NYMEX or ICE Futures and is required by such exchanges to reduce its holdings, such reduction could potentially cause a tracking error between the price of USL’s shares and the average of the prices of the Benchmark Oil Futures Contracts.

Tax Risk

An investor’s tax liability may exceed the amount of distributions, if any, on its shares.

Cash or property will be distributed at the sole discretion of USCF. USCF has not and does not currently intend to make cash or other distributions with respect to shares. Investors will be required to pay U.S. federal income tax and, in some cases, state, local, or foreign income tax, on their allocable share of USL’s taxable income, without regard to whether they receive distributions or the amount of any distributions. Therefore, the tax liability of an investor with respect to its shares may exceed the amount of cash or value of property (if any) distributed.

An investor’s allocable share of taxable income or loss may differ from its economic income or loss on its shares.

Due to the application of the assumptions and conventions applied by USL in making allocations for tax purposes and other factors, an investor’s allocable share of USL’s income, gain, deduction or loss may be different than its economic profit or loss from its shares for a taxable year. This difference could be temporary or permanent and, if permanent, could result in it being taxed on amounts in excess of its economic income.

Items of income, gain, deduction, loss and credit with respect to shares could be reallocated if the U.S. Internal Revenue Service (“IRS”) does not accept the assumptions and conventions applied by USL in allocating those items, with potential adverse consequences for an investor.

The U.S. tax rules pertaining to partnerships are complex and their application to large, publicly traded partnerships such as USL is in many respects uncertain. USL applies certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects shareholders’ economic gains and losses. These assumptions and conventions may not fully comply with all aspects of the Internal Revenue Code (the “Code”) and applicable Treasury Regulations, however, and it is possible that the IRS will successfully challenge USL’s allocation methods and require USL to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects investors. If this occurs, investors may be required to file an amended tax return and to pay additional taxes plus deficiency interest.

USL could be treated as a corporation for federal income tax purposes, which may substantially reduce the value of the shares.

USL has received an opinion of counsel that, under current U.S. federal income tax laws, USL will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that (i) at least 90 percent of USL’s annual gross income consists of “qualifying income” as defined in the Code, (ii) USL is organized and operated in accordance with its governing agreements and applicable law and (iii) USL does not elect to be taxed as a corporation for federal income tax purposes. Although USCF anticipates that USL has satisfied and will continue to satisfy the “qualifying income” requirement for all of its taxable years, that result cannot be assured. USL has not requested and will not request any ruling from the IRS with respect to its classification as a partnership not taxable as a corporation for federal income tax purposes. If the IRS were to successfully assert that USL is taxable as a corporation for federal income tax purposes in any taxable year, rather than passing through its income, gains, losses and deductions proportionately to shareholders, USL would be subject to tax on its net income for the year at corporate tax rates. In addition, although USCF does not currently intend to make distributions with respect to shares, any distributions would be taxable to shareholders as dividend income. Taxation of USL as a corporation could materially reduce the after-tax return on an investment in shares and could substantially reduce the value of the shares.

USL is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and therefore, USL has a more complex tax treatment than traditional mutual funds.

USL is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law. No U.S. federal income tax is paid by USL on its income. Instead, USL will furnish shareholders each year with tax information on IRS Schedule K-1 (Form 1065) and each U.S. shareholder is required to report on its U.S. federal income tax return its allocable share of the income, gain, loss and deduction of USL.

This must be reported without regard to the amount (if any) of cash or property the shareholder receives as a distribution from USL during the taxable year. A shareholder, therefore, may be allocated income or gain by USL but receive no cash distribution with which to pay the tax liability resulting from the allocation, or may receive a distribution that is insufficient to pay such liability.

In addition to federal income taxes, shareholders may be subject to other taxes, such as state and local income taxes, unincorporated business taxes, business franchise taxes and estate, inheritance or intangible taxes that may be imposed by the various jurisdictions in which USL does business or owns property or where the shareholders reside. Although an analysis of those various taxes is not presented here, each prospective shareholder should consider their potential impact on its investment in USL. It is each shareholder’s responsibility to file the appropriate U.S. federal, state, local and foreign tax returns.

Over-the-Counter Contract Risk

Currently, over-the-counter transactions are subject to changing regulation.

A portion of USL’s assets may be used to trade over-the-counter Oil Interests, such as forward contracts or swap or spot contracts. Currently, over-the-counter contracts are typically contracts traded on a principal-to-principal, non-cleared basis through dealer markets that are dominated by major money center and investment banks and other institutions and that prior to the passage of the Dodd-Frank Act had been essentially unregulated by the CFTC.  The markets for over-the-counter contracts have relied upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets.  To date, the forward markets have been largely unregulated, forward contracts have been executed bi-laterally and, in general, forward contracts have not been cleared or guaranteed by a third party.  On November 16, 2012, the Secretary of the Treasury issued a final determination that exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, additional regulatory requirements (such as clearing and margin).  The final determination does not extend to other foreign exchange derivatives, such as foreign exchange options, certain currency swaps and non-deliverable forwards.  While the Dodd-Frank Act and certain regulations adopted thereunder are intended to provide additional protections to participants in the over-the-counter market, the current regulation of the over-the-counter contracts could expose USL in certain circumstances to significant losses in the event of trading abuses or financial failure by participants.  On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DC’s.  This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 11, 2013.  Beginning on March 11, 2013, “swap dealers,” “major swap participants” and certain active funds were required to clear certain credit default swaps and interest rate swaps; and beginning on June 10, 2013, commodity pools, certain private funds and entities predominantly engaged in financial activities were required to clear the same types of swaps.  As a result, if USL enters into or has entered into certain interest rate and credit default swaps on or after June 10, 2013, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require USL to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis.  See “Item 1. Business – Regulation” for a discussion of how the over-the-counter market will be subject to much more extensive CFTC oversight and regulation after the implementation of the Dodd-Frank Act.

USL will be subject to credit risk with respect to counterparties to over-the-counter contracts entered into by USL or held by special purpose or structured vehicles.

USL faces the risk of non-performance by the counterparties to the over-the-counter contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations to USL, in which case USL could suffer significant losses on these contracts.

If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, USL may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding. USL may obtain only limited recovery or may obtain no recovery in such circumstances.

Valuing over-the-counter derivatives may be less certain that actively traded financial instruments.

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

The regulatory requirements for posting margin in uncleared swap transactions is evolving.

The Dodd-Frank Act requires the CFTC and SEC to establish “both initial and variation margin requirements on all swaps that are not cleared by a registered clearing organization” (i.e., uncleared swaps).  In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian.  On November 6, 2013, the CFTC published a final rule that imposes requirements on swap dealers and major swap participants with respect to the treatment of collateral posted by their counterparties to margin, guarantee, or secure uncleared swaps.  The rule places restrictions on what swap dealers and major swap participants can do with collateral posted by USL in connection with uncleared swaps.

Other Risks

Certain of USL’s investments could be illiquid, which could cause large losses to investors at any time or from time to time.

Futures positions cannot always be liquidated at the desired price.  It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market.  A market disruption, such as a foreign government taking political actions that disrupt the market for its currency, its crude oil production or exports, or another major export, can also make it difficult to liquidate a position.  Because both Oil Futures Contracts and Other Oil-Related Investments may be illiquid, USL's Oil Interests may be more difficult to liquidate at favorable prices in periods of illiquid markets and losses may be incurred during the period in which positions are being liquidated.  The large size of the positions that USL may acquire increases the risk of illiquidity both by making its positions more difficult to liquidate and by potentially increasing losses while trying to do so.

Over-the-counter contracts that are not subject to clearing may be even less marketable that futures contracts because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, they are not transferable without the consent of the counterparty.  These conditions make such contracts less liquid than standardized futures contracts traded on a commodities exchange and could adversely impact USL’s ability to realize the full value of such contracts.  In addition, even if collateral is used to reduce counterparty credit risk, sudden changes in the value of over-the-counter transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

USL is not actively managed and tracks the Benchmark Oil Futures Contract during periods in which the price of the Benchmark Oil Futures Contract is flat or declining as well as when the price is rising.

USL is not actively managed by conventional methods.  Accordingly, if USL’s investments in Oil Interests are declining in value, USL will not close out such positions except in connection with paying the proceeds to an Authorized Purchaser upon the redemption of a basket or closing out futures positions in connection with the monthly change in the Benchmark Oil Futures Contract.  USCF will seek to cause the net asset value of USL’s shares to track the Benchmark Oil Futures Contract during periods in which its price is flat or declining as well as when the price is rising.

The NYSE Arca may halt trading in USL’s shares, which would adversely impact an investor’s ability to sell shares.

USL’s shares are listed for trading on the NYSE Arca under the market symbol “USL.”  Trading in shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in shares inadvisable.  In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline.  Additionally, there can be no assurance that the requirements necessary to maintain the listing of USL’s shares will continue to be met or will remain unchanged.

The lack of an active trading market for USL’s shares may result in losses on an investor’s investment in USL at the time the investor sells the shares.

Although USL’s shares are listed and traded on the NYSE Arca, there can be no guarantee that an active trading market for the shares will be maintained.  If an investor needs to sell shares at a time when no active trading market for them exists, the price the investor receives upon sale of the shares, assuming they were able to be sold, likely would be lower than if an active market existed.

USCF is leanly staffed and relies heavily on key personnel to manage USL and other funds.

USCF was formed to be the sponsor and manager of investment vehicles such as USL and has been managing such investment vehicles since April 2006.  In managing and directing the day-to-day activities and affairs of USL, USCF relies heavily on Messrs. Howard Mah and John Hyland.  If Messrs. Mah or Hyland were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of USL.

There is a risk that USL will not earn trading gains sufficient to compensate for the fees and expenses that it must pay and as such USL may not earn any profit.

USL pays brokerage charges of approximately 0.01% of average total net assets based on brokerage fees of $3.50 per buy or sell, management fees of 0.60% of net asset value on its average net assets, and over-the-counter spreads and extraordinary expenses (e.g., subsequent offering expenses, other expenses not in the ordinary course of business, including the indemnification of any person against liabilities and obligations to the extent permitted by law and required under the LP Agreement and under agreements entered into by USCF on USL’s behalf and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expenses and the settlement of claims and litigation) that cannot be quantified.

These fees and expenses must be paid in all cases regardless of whether USL’s activities are profitable. Accordingly, USL must earn trading gains sufficient to compensate for these fees and expenses before it can earn any profit.

Regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments are impossible to predict but may significantly and adversely affect USL.

The futures markets are subject to comprehensive statutes, regulations, and margin requirements.  In addition, the CFTC and futures exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.  Regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the energy markets and the need to regulate the derivatives markets in general.  The effect of any future regulatory change on USL is impossible to predict, but it could be substantial and adverse.  For a more detailed discussion of the regulations to be imposed by the CFTC and the SEC and the potential impacts thereof on USL, please see “Item 1. Business – Regulation” in this annual report on Form 10-K.

An investment in USL may provide little or no diversification benefits. Thus, in a declining market, USL may have no gains to offset losses from other investments, and an investor may suffer losses on an investment in USL while incurring losses with respect to other asset classes.

Historically, Oil Futures Contracts and Other Oil-Related Investments have generally been non-correlated to the performance of other asset classes such as stocks and bonds.  Non-correlation means that there is a low statistically valid relationship between the performance of futures and other commodity interest transactions, on the one hand, and stocks or bonds, on the other hand.

However, there can be no assurance that such non-correlation will continue during future periods.  If, contrary to historic patterns, USL's performance were to move in the same general direction as the financial markets, investors will obtain little or no diversification benefits from an investment in USL’s shares.  In such a case, USL may have no gains to offset losses from other investments, and investors may suffer losses on their investment in USL at the same time they incur losses with respect to other investments.

Variables such as drought, floods, weather, embargoes, tariffs and other political events may have a larger impact on crude oil prices and crude oil-linked instruments, including Oil Futures Contracts and Other Oil-Related Investments, than on traditional securities. These additional variables may create additional investment risks that subject USL's investments to greater volatility than investments in traditional securities.

Non-correlation should not be confused with negative correlation, where the performance of two asset classes would be opposite of each other. There is no historical evidence that the spot price of crude oil and prices of other financial assets, such as stocks and bonds, are negatively correlated.  In the absence of negative correlation, USL cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa.

USL is not a registered investment company so shareholders do not have the protections of the 1940 Act.

USL is not an investment company subject to the 1940 Act.  Accordingly, investors do not have the protections afforded by that statute, which, for example, requires investment companies to have a majority of disinterested directors and regulates the relationship between the investment company and its investment manager.

Trading in international markets could expose USL to credit and regulatory risk.

USL invests primarily in Oil Futures Contracts, a significant portion of which are traded on United States exchanges, including the NYMEX.  However, a portion of USL’s trades may take place on markets and exchanges outside the United States.  Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts.  Trading in non-U.S. markets also leaves USL susceptible to swings in the value of the local currency against the U.S. dollar.  Additionally, trading on non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability.  An adverse development with respect to any of these variables could reduce the profit or increase the loss earned on trades in the affected international markets.

USL and USCF may have conflicts of interest, which may permit them to favor their own interests to the detriment of shareholders.

USL is subject to actual and potential inherent conflicts involving USCF, various commodity futures brokers and Authorized Purchasers.  USCF’s officers, directors and employees do not devote their time exclusively to USL.  These persons are directors, officers or employees of other entities that may compete with USL for their services. They could have a conflict between their responsibilities to USL and to those other entities.  As a result of these and other relationships, parties involved with USL have a financial incentive to act in a manner other than in the best interests of USL and the shareholders.  USCF has not established any formal procedure to resolve conflicts of interest.  Consequently, investors are dependent on the good faith of the respective parties subject to such conflicts of interest to resolve them equitably.  Although USCF attempts to monitor these conflicts, it is extremely difficult, if not impossible, for USCF to ensure that these conflicts do not, in fact, result in adverse consequences to the shareholders.

USL may also be subject to certain conflicts with respect to the FCM, including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, or purchasing opposite or competing positions on behalf of third party accounts traded through the FCM.  In addition, USCF’s principals, officers, directors or employees may trade futures and related contracts for their own account. A conflict of interest may exist if their trades are in the same markets and at the same time as USL trades using the clearing broker to be used by USL.  A potential conflict also may occur if USCF’s principals, officers, directors or employees trade their accounts more aggressively or take positions in their accounts which are opposite, or ahead of, the positions taken by USL.

USL could terminate at any time and cause the liquidation and potential loss of an investor’s investment and could upset the overall maturity and timing of an investor’s investment portfolio.

USL may terminate at any time, regardless of whether USL has incurred losses, subject to the terms of the LP Agreement.  In particular, unforeseen circumstances, including the death, adjudication of incompetence, bankruptcy, dissolution, or removal of USCF as the general partner of USL could cause USL to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions. However, no level of losses will require USCF to terminate USL.  USL’s termination would cause the liquidation and potential loss of an investor’s investment. Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

USL does not expect to make cash distributions.

USL has not previously made any cash distributions and intends to reinvest any realized gains in additional Oil Interests rather than distributing cash to limited partners. Therefore, unlike mutual funds, commodity pools or other investment pools that actively manage their investments in an attempt to realize income and gains from their investing activities and distribute such income and gains to their investors, USL generally does not expect to distribute cash to limited partners.  An investor should not invest in USL if the investor will need cash distributions from USL to pay taxes on its share of income and gains of USL, if any, or for any other reason.  Nonetheless, although USL does not intend to make cash distributions, the income earned from its investments held directly or posted as margin may reach levels that merit distribution, e.g., at levels where such income is not necessary to support its underlying investments in Oil Interests and investors adversely react to being taxed on such income without receiving distributions that could be used to pay such tax.  If this income becomes significant then cash distributions may be made.

An unanticipated number of redemption requests during a short period of time could have an adverse effect on USL’s net asset value.

If a substantial number of requests for redemption of Redemption Baskets are received by USL during a relatively short period of time, USL may not be able to satisfy the requests from USL’s assets not committed to trading.  As a consequence, it could be necessary to liquidate positions in USL’s trading positions before the time that the trading strategies would otherwise dictate liquidation.

The financial markets are currently in a slow period of recovery and the financial markets are still relatively fragile.

Since 2008, the financial markets have experienced very difficult conditions and volatility as well as significant adverse trends.  The conditions in these markets have resulted in a decrease in availability of corporate credit and liquidity and have led indirectly to the insolvency, closure or acquisition of a number of major financial institutions and have contributed to further consolidation within the financial services industry.  In addition, the current administration and Congress have periodically been reaching impasses in passing a fiscal budget, which could create long-term concerns regarding the credit of the United States and interest earned, as well as the United States Government’s ability to pay its obligations to holders of Treasuries. If low interest rates on Treasuries continue or if USL is not able to redeem its investments in Treasuries prior to maturity and the U.S. Government cannot pay its obligations, USL would be negatively impacted.  In addition, USL might also be negatively impacted by its use of money market mutual funds to the extent those funds might themselves be using Treasuries. Although the financial markets saw signs of recovery beginning in late 2010 and 2011, economic growth in 2012 was slow and the financial markets are still fragile.  A poor financial recovery could adversely affect the financial condition and results of operations of USL’s service providers and Authorized Purchasers, which would impact the ability of USCF to achieve USL’s investment objective.

The failure or bankruptcy of a clearing broker or USL’s Custodian could result in a substantial loss of USL’s assets and could impair USL in its ability to execute trades.

Under CFTC regulations, a clearing broker maintains customers’ assets in a bulk segregated account.  If a clearing broker fails to do so, or even if the customers’ funds are segregated by the clearing broker but the clearing broker is unable to satisfy a substantial deficit in a customer account, the clearing broker’s other customers may be subject to risk of a substantial loss of their funds in the event of that clearing broker’s bankruptcy.  In that event, the clearing broker’s customers, such as USL, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker’s customers.  The bankruptcy of a clearing broker could result in the complete loss of USL’s assets posted with the clearing broker, although the majority of USL’s assets are held in Treasuries, cash and/or cash equivalents with the Custodian and would not be impacted by the bankruptcy of a clearing broker. USL may also be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which commodity interest contracts are traded.

In addition, to the extent USL’s clearing broker is required to post USL’s assets as margin to a clearinghouse, the margin will be maintained in an omnibus account containing the margin of all the clearing broker’s customers.  If USL’s clearing broker defaults to a clearinghouse because of a default by one of the clearing broker’s other customers or otherwise, then the clearinghouse can look to all of the margin in the omnibus account, including margin posted by USL and any other non-defaulting customers of the clearing broker to satisfy the obligations of the clearing broker.

From time to time, clearing brokers may be subject to legal or regulatory proceedings in the ordinary course of their business. A clearing broker’s involvement in costly or time-consuming legal proceedings may divert financial resources or personnel away from the clearing broker’s trading operations, which could impair the clearing broker’s ability to successfully execute and clear USL’s trades.

In addition, the majority of USL’s assets are held in Treasuries, cash and/or cash equivalents with the Custodian. The insolvency of the Custodian could result in a complete loss of USL’s assets held by that Custodian, which, at any given time, would likely comprise a substantial portion of USL’s total assets.

Third parties may infringe upon or otherwise violate intellectual property rights or assert that USCF has infringed or otherwise violated their intellectual property rights, which may result in significant costs and diverted attention.

It is possible that third parties might utilize USL’s intellectual property or technology, including the use of its business methods, trademarks and trading program software, without permission. USCF has a patent for USL’s business method and has registered its trademarks. USL does not currently have any proprietary software. However, if it obtains proprietary software in the future, any unauthorized use of USL’s proprietary software and other technology could also adversely affect its competitive advantage.  USL may not have adequate resources to implement procedures for monitoring unauthorized uses of its patents, trademarks, proprietary software and other technology.  Also, third parties may independently develop business methods, trademarks or proprietary software and other technology similar to that of USCF or claim that USCF has violated their intellectual property rights, including their copyrights, trademark rights, trade names, trade secrets and patent rights.  As a result, USCF may have to litigate in the future to protect its trade secrets, determine the validity and scope of other parties’ proprietary rights, defend itself against claims that it has infringed or otherwise violated other parties’ rights, or defend itself against claims that its rights are invalid.  Any litigation of this type, even if USCF is successful and regardless of the merits, may result in significant costs, divert its resources from USL, or require it to change its proprietary software and other technology or enter into royalty or licensing agreements.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Not applicable.

Item 3.	Legal Proceedings.

Although USL may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise, USL is currently not a party to any pending material legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Shares

USL’s shares have traded on the NYSE Arca under the symbol “USL” since November 25, 2008. Prior to trading on the NYSE Arca, USL’s shares traded on the AMEX under the symbol “USL” since its initial public offering on December 6, 2007. The following table sets forth the range of reported high and low sales prices of the shares as reported on the AMEX and NYSE Arca, as applicable, for the periods indicated below.

	High	Low
Fiscal year 2013
First quarter	$42.00	$38.64
Second quarter	$41.31	$36.91
Third quarter	$44.76	$40.41
Fourth quarter	$44.02	$41.04

	High	Low
Fiscal year 2012
First quarter	$48.28	$43.19
Second quarter	$46.72	$34.99
Third quarter	$43.11	$37.29
Fourth quarter	$40.64	$37.47

As of December 31, 2013, USL had approximately 3,340 holders of shares.

Dividends

USL has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

USL does not purchase shares directly from its shareholders; however, in connection with its redemption of baskets held by Authorized Purchasers, USL redeemed 34 baskets (comprising 1,700,000 shares) during the year ended December 31, 2013.

Item 6.  Selected Financial Data.

Financial Highlights (for the years ended December 31, 2013, 2012, 2011, 2010 and 2009)

(Dollar amounts in 000’s except for per share information)

	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2013	2012	2011	2010	2009

Total assets	$64,578	$99,885	$170,004	$180,723	$166,030
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$6,378	$(9,422)	$4,332	$12,210	$72,691
Net income (loss)	$5,578	$(10,399)	$2,787	$11,004	$71,385
Weighted-average limited partnership shares	2,061,096	3,205,464	4,893,699	3,975,616	4,058,356
Net income (loss) per share	$3.02	$(3.65)	$0.55	$2.54	$9.13
Net income (loss) per weighted average share	$2.71	$(3.24)	$0.57	$2.77	$17.59
Cash and cash equivalents at end of year	$59,384	$86,708	$123,736	$152,953	$141,667

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the notes thereto of USL included elsewhere in this annual report on Form 10-K.

Forward-Looking Information

This annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause USL’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe USL’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and USL cannot assure investors that the projections included in these forward-looking statements will come to pass. USL’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

USL has based the forward-looking statements included in this annual report on Form 10-K on information available to it on the date of this annual report on Form 10-K, and USL assumes no obligation to update any such forward-looking statements. Although USL undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that USL may make directly to them or through reports that USL in the future files with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Introduction

USL, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca. The investment objective of USL is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the average of the prices of 12 futures contracts for light, sweet crude oil traded on the NYMEX that is the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months, (the “Benchmark Oil Futures Contracts”), less USL’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted. It is not the intent of USL to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. It is not the intent of USL to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contracts as measured over a time period greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts and Other Oil-Related Investments.

USL seeks to achieve its investment objective by investing in a combination of Oil Futures Contracts and Other Oil-Related Investments such that daily changes in its per share NAV, measured in percentage terms, will closely track the daily changes in the average of the prices of the Benchmark Oil Futures Contracts, also measured in percentage terms. USCF believes the daily changes in the average of the prices of the Benchmark Oil Futures Contracts have historically exhibited a close correlation with the daily changes in the spot price of light, sweet crude oil.

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

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the CFTC, the NFA, the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some examples of how new rules and regulations could impact USL are discussed in “Item 1. Business” and “Item 1A. Risk Factors” in this annual report on Form 10-K.

Price Movements

Crude oil futures prices were volatile during the year ended December 31, 2013 and exhibited moderate daily swings along with a slight upward trend during the year. The average price of the Benchmark Oil Futures Contracts started the year at $93.19 per barrel. Average prices hit a peak on August 28, 2013 at $102.96 per barrel. The low of the year was on April 17, 2013, when prices reached $86.46 per barrel. The year ended with the average price of the Benchmark Oil Futures Contracts at $95.79 per barrel, up approximately 2.79% over the year. USL’s per share NAV started the year at $39.81 and ended the year at $42.83 on December 31, 2013, an increase of approximately 7.59% over the year. USL’s per share NAV reached its high for the year on August 28, 2013 at $44.90 and reached its low for the year on April 17, 2013 at $36.90. The average Benchmark Oil Futures Contracts prices listed above began with the February 2013 to January 2014 contracts and ended with the February 2014 to January 2015 contracts. The return of approximately 2.79% on the average price of the Benchmark Oil Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result. Furthermore, the change in the nominal price of these differing crude Oil Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USL seeks to track, which are more fully described below, in the section titled “Tracking USL’s Benchmark.”

During the year ended December 31, 2013, crude oil moved predominantly into a mild state of backwardation, meaning that the price of the near month crude Oil Futures Contract was greater than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. Crude oil inventories, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the remainder of 2010 and the beginning of 2011. During the year ended December 31, 2012, crude oil inventories began to climb higher, which contributed to the crude oil futures market remaining in contango through the end of December 2012. During the year ended December 31, 2013, crude oil inventories, particularly those in Cushing, Oklahoma, began to draw down from present levels, which contributed to the crude oil futures market moving into backwardation through the end of December 2013. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

Valuation of Oil Futures Contracts and the Computation of the Per Share NAV

The per share NAV of USL’s shares is calculated once each NYSE Arca trading day. The per share NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other USL investments, including ICE Futures contracts or other futures contracts, as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time.

Results of Operations and the Crude Oil Market

Results of Operations. On December 6, 2007, USL listed its shares on the AMEX under the ticker symbol “USL.” On that day, USL established its initial offering price at $50.00 per share and issued 300,000 shares to the initial Authorized Purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $15,000,000 in cash. As a result of the acquisition of the AMEX by NYSE Euronext, USL’s shares no longer trade on the AMEX and commenced trading on the NYSE Arca on November 25, 2008.

Since its initial offering of 11,000,000 shares, USL has registered one subsequent offering of its shares: 100,000,000 shares which were registered with the SEC on March 31, 2009. Shares offered by USL in the subsequent offerings were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. As of December 31, 2013, USL had issued 14,200,000 shares, 1,450,000 of which were outstanding. As of December 31, 2013, there were 96,800,000 shares registered but not yet issued.

More shares may have been issued by USL than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by USL cannot be resold by USL. As a result, USL contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2013, USL had the following authorized purchasers: Citadel Securities LLC, Citigroup Global Markets Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company, Inc., Newedge Group LLC, Nomura Securities International Inc., RBC Capital Markets Corporation, SG Americas Securities LLC and Virtu Financial Capital Markets.

For the Year Ended December 31, 2013 Compared to the Years Ended December 31, 2012 and 2011

As of December 31, 2013, the total unrealized gain on Oil Futures Contracts owned or held on that day was $1,642,450 and USL established cash deposits and investments in Treasuries and money market funds that were equal to $62,932,352. USL held 94.36% of its cash assets in overnight deposits and investments in Treasuries and money market funds at the Custodian, while 5.64% of the cash balance was held as investments in Treasuries and margin deposits for the Oil Futures Contracts purchased at the FCM. The ending per share NAV on December 31, 2013 was $42.83.

By comparison, as of December 31, 2012, the total unrealized gain on Oil Futures Contracts owned or held on that day was $1,556,910 and USL established cash deposits and investments in Treasuries and money market funds that were equal to $98,241,884. USL held 88.26% of its cash assets in overnight deposits and investments in money market funds at the Custodian, while 11.74% of the cash balance was held as investments in Treasuries and margin deposits for the Oil Futures Contracts purchased at the FCM. The decrease in cash assets in overnight deposits and investments in Treasuries and money market funds for December 31, 2013, as compared to December 31, 2012, was the result of USL’s smaller size as measured by total net assets during the year ended December 31, 2013. The ending per share NAV on December 31, 2012 was $39.81. The increase in the per share NAV for December 31, 2013, as compared to December 31, 2012 was primarily a result of higher prices for crude oil and the related increase in the value of the Oil Futures Contracts in which USL had invested in between the year ended December 31, 2012 and the year ended December 31, 2013.

By comparison, as of December 31, 2011, the total unrealized gain on Oil Futures Contracts owned or held on that day was $4,002,120 and USL established cash deposits and investments in Treasuries and money market funds that were equal to $165,872,961. USL held 74.60% of its cash assets in overnight deposits and investments in money market funds at the Custodian, while 25.40% of the cash balance was held as investments in Treasuries and margin deposits for the Oil Futures Contracts purchased at the FCM. The decrease in cash assets in overnight deposits and investments in Treasuries and money market funds for December 31, 2012, as compared to December 31, 2011, was the result of USL’s smaller size as measured by total net assets during the year ended December 31, 2012. The ending per share NAV on December 31, 2011 was $43.46. The decrease in the per share NAV for December 31, 2012, as compared to December 31, 2011 was primarily a result of lower prices for crude oil and the related decrease in the value of the Oil Futures Contracts that USL had invested in between the year ended December 31, 2011 and the year ended December 31, 2012.

Portfolio Expenses. USL’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that USL pays to USCF is calculated as a percentage of the total net assets of USL. USL pays USCF a management fee of 0.60% of its average net assets. The fee is accrued daily and paid monthly.

During the year ended December 31, 2013, the average daily total net assets of USL were $85,163,063. The management fee incurred by USL during the year amounted to $510,978. By comparison, during the year ended December 31, 2012, the average daily total net assets of USL were $134,614,307. The management fee incurred by USL during the year amounted to $807,686. By comparison, during the year ended December 31, 2011, the average daily total net assets of USL were $212,595,482. The management fee paid by USL during the year amounted to $1,275,573.

In addition to the management fee, USL pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its shares subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the year ended December 31, 2013 was $331,759, as compared to $242,692 for the year ended December 31, 2012 and $362,151 for the year ended December 31, 2011. The increase in total expenses excluding management fees for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily due to a higher amortization rate of registration fees and expenses and increased audit and tax reporting expenses during the year ended December 31, 2013. The decrease in total expenses excluding management fees for the year ended December 31, 2012, as compared to the year ended December 31, 2011, was primarily due to the decrease in the relative size of USL’s total net assets as of December 31, 2012. For the year ended December 31, 2013, USL incurred $81,535 in ongoing registration fees and other expense relating to the registration and offering of additional shares. By comparison, for the years ended December 31, 2012 and 2011, USL incurred $44,044 and $9,472, respectively, in ongoing registration fees and other expenses relating to the registration and offering of additional shares.  The increase in registration fees and expenses incurred by USL for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily due to a higher amortization rate of registration fees and expenses during the year ended December 31, 2012. The increase in registration fees and expenses incurred by USL for the year ended December 31, 2012, as compared to the year ended December 31, 2011, was primarily due to a higher amortization rate of registration fees and expenses during the year ended December 31, 2012.

USL is responsible for paying its portion of the directors’ and officers’ liability insurance of USL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USL and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2013 amounted to a total of $555,465 for USL and the Related Public Funds. USL’s portion of such fees and expenses for the year ended December 31, 2013 was $19,339. By comparison, for the year ended December 31, 2012, these fees and expenses amounted to a total of $540,586 for USL and the Related Public Funds. USL’s portion of such fees and expenses for the year ended December 31, 2012 was $25,332. By comparison, for the year ended December 31, 2011, these fees and expenses amounted to a total of $607,582 for USL and the Related Public Funds. USL’s portion of such fees and expenses for the year ended December 31, 2011 was $29,439. The decrease in directors’ fees and expenses for the year ended December 31, 2013, as compared to the year ended December 31, 2012 was primarily due to a decrease of USL’s pro rata share of the Related Public Funds assets. The decrease in directors’ fees and expenses for the year ended December 31, 2012, as compared to the year ended December 31, 2011 was primarily due to the non-incurrence of the independent directors’ deferred compensation expense for the year ended December 31, 2012, which was amortized during the years ended December 31, 2011 and 2010.

USL also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or Treasuries. During the year ended December 31, 2013, total commissions accrued to brokers amounted to $9,848. Of this amount, approximately $4,473, or 45.42%, was a result of rebalancing costs and approximately $5,375, or 54.58%, was the result of trades necessitated by creation and redemption activity.  By comparison, during the year ended December 31, 2012, total commissions accrued to brokers amounted to $21,804. Of this amount, approximately $8,385, or 38.46%, was a result of rebalancing costs and approximately $13,419, or 61.54%, was the result of trades necessitated by creation and redemption activity. By comparison, during the year ended December 31, 2011, total commissions accrued to brokers amounted to $27,427. Of this amount, approximately $14,118, or 51.47%, was a result of rebalancing costs and approximately $13,309, or 48.53%, was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the year ended December 31, 2013 as compared to the year ended December 31, 2012, was primarily a function of decreased brokerage fees due to a lower number of futures contracts being held and traded as a result of the decrease in USL’s total net assets during the year ended December 31, 2013. The decrease in total net assets required USL to purchase a fewer number of Oil Futures Contracts and incur a lower amount of broker commissions during the year ended December 31, 2013. The decrease in the total commissions accrued to brokers for the year ended December 31, 2012 as compared to the year ended December 31, 2011, was primarily a function of decreased brokerage fees due to a lower number of futures contracts being held and traded as a result of the decrease in USL’s total net assets during the year ended December 31, 2012. The decrease in total net assets required USL to purchase a fewer number of Oil Futures Contracts and incur a lower amount of broker commissions during the year ended December 31, 2012. As an annualized percentage of average daily total net assets, the figure for the year ended December 31, 2013 represents approximately 0.01% of average daily total net assets. By comparison, the figures for the years ended December 31, 2012 and 2011 represented approximately 0.02% and 0.01%, respectively, of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USL’s audit expenses and tax accounting and reporting requirements are paid by USL. These costs are estimated to be $200,000 for the year ended December 31, 2013.

Dividend and Interest Income. USL seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USL to pay the full amount of the contract value at the time of purchase, but rather require USL to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USL retains an amount that is approximately equal to its total net assets, which USL invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USL’s Custodian. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the year ended December 31, 2013, USL earned $24,631 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USL’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. USL purchased Treasuries during the year ended December 31, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the years ended December 31, 2012 and 2011, USL earned $38,380 and 34,326, respectively, in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USL’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03% and 0.02%, respectively. USL purchased Treasuries during the years ended December 31, 2012 and also held cash and/or cash equivalents during these time periods.  Interest rates on short-term investments held by USL, including cash, cash equivalents and Treasuries, were similar during the year ended December 31, 2013 compared to the year ended December 31, 2012 and similar compared to the year ended December 31, 2011. As a result, the amount of income earned by USL as a percentage of average daily total net assets was similar during the year ended December 31, 2013 as compared to the year ended December 31, 2012 and was similar as compared to the year ended December 31, 2011.

For the Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012 and 2011

Portfolio Expenses. During the three months ended December 31, 2013, the average daily total net assets of USL were $69,738,666. The management fee incurred by USL during the period amounted to $105,467. By comparison, during the three months ended December 31, 2012, the average daily total net assets of USL were $103,217,492. The management fee paid by USL during the period amounted to $155,673. By comparison, during the three months ended December 31, 2011, the average daily total net assets of USL were $181,371,016. The management fee paid by USL during the period amounted to $274,293.

In addition to the management fee, USL pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its shares subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended December 31, 2013 was $64,730, as compared to $64,987 and $43,884 for the three months ended December 31, 2012 and for the three months ended December 31, 2011. The decrease in total expenses excluding management fees for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, was primarily due to the discontinuation of amortization expense in September 2013 during the three months ended December 31, 2013. The increase in total expenses excluding management fees for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011, was primarily due an increase in the amortization rate of registration expenses during the three months ended December 31, 2012. For the three months ended December 31, 2013, USL did not incur ongoing registration fees and other expenses relating to the registration and offering of additional shares. By comparison, for the three months ended December 31, 2012, USL incurred $30,014 in ongoing registration fees and other expenses relating to the registration and offering of additional shares. By comparison, for the three months ended December 31, 2011, USL incurred $2,392 in ongoing registration fees and other expenses relating to the registration and offering of additional shares. The decrease in registration fees and expenses incurred by USL for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, was due to the fact that these expenses were completely amortized by September 30, 2013. The increase in registration fees and expenses incurred by USL for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011, was primarily due to a higher amortization rate of registration fees and expenses during the three months ended December 31, 2012.

USL is responsible for paying its portion of the directors’ and officers’ liability insurance of USL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USL and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2013 amounted to a total of $555,465 for USL and the Related Public Funds. USL’s portion of such fees and expenses for the year ended December 31, 2013 was $19,339.

USL also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or Treasuries. During the three months ended December 31, 2013, total commissions accrued to brokers amounted to $1,511. Of this amount, approximately $648, or 42.89%, was a result of rebalancing costs and approximately $863, or 57.11%, was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended December 31, 2012, total commissions accrued to brokers amounted to $4,141. Of this amount, approximately $2,527, or 61.02%, was a result of rebalancing costs and approximately $1,614, or 38.98%, was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended December 31, 2011, total commissions accrued to brokers amounted to $4,366. Of this amount, approximately $1,554, or 35.59%, was a result of rebalancing costs and approximately $2,812, or 64.41%, was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, was primarily a function of decreased brokerage fees due to a lower number of futures contracts being held and traded as a result of the decrease in USL’s total net assets during the three months ended December 31, 2013. The decrease in total net assets required USL to purchase a fewer number of Oil Futures Contracts and incur a lower amount of broker commissions during the three months ended December 31, 2013. The decrease in the total commissions accrued to brokers for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011, was primarily a function of decreased brokerage fees due to a lower number of futures contracts being held and traded as a result of the decrease in USL’s total net assets during the three months ended December 31, 2012. The decrease in total net assets required USL to purchase a fewer number of Oil Futures Contracts and incur a lower amount of broker commissions during the three months ended December 31, 2012. As an annualized percentage of average daily total net assets, the figure for the three months ended December 31, 2013 represents approximately 0.01% of average daily total net assets. By comparison, the figure for the three months ended December 31, 2012 represented approximately 0.02% of average daily total net assets and the figure for the three months ended December 31, 2011 represented approximately 0.01% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USL’s audit expenses and tax accounting and reporting requirements are paid by USL. These costs are estimated to be $200,000 for the year ended December 31, 2013.

Dividend and Interest Income. USL seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USL to pay the full amount of the contract value at the time of purchase, but rather require USL to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USL retains an amount that is approximately equal to its total net assets, which USL invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USL’s Custodian. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended December 31, 2013, USL earned $5,174 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USL’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. USL purchased Treasuries during the three months ended December 31, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended December 31, 2012 and 2011, USL earned $10,242 and 7,824, respectively, in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USL’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.04% and 0.02%, respectively. USL purchased Treasuries during the three months ended December 31, 2012 and 2011 and also held cash and/or cash equivalents during these time periods. Interest rates on short-term investments held by USL, including cash, cash equivalents and Treasuries, were similar during the three months ended December 31, 2013 compared to the three months ended December 31, 2012 and similar compared to the three months ended December 31, 2011. As a result, the amount of income earned by USL as a percentage of average daily total net assets was similar during the three months ended December 31, 2013 as compared to the three months ended December 31, 2012 was similar as compared to the three months ended December 31, 2011.

Tracking USL’s Benchmark. USCF seeks to manage USL’s portfolio such that average daily changes in its per share NAV, on a percentage basis, closely track the average daily changes in the average of the prices of the Benchmark Oil Futures Contracts, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30-valuation days, the average daily change in USL’s per share NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the prices of the Benchmark Oil Futures Contracts. As an example, if the average daily movement of the average of the prices of the Benchmark Oil Futures Contracts for a particular 30-valuation day time period was 0.50% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per share NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USL’s portfolio management goals do not include trying to make the nominal price of USL’s per share NAV equal to the average of the nominal prices of the current Benchmark Oil Futures Contracts or the spot price for light, sweet crude oil. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Oil Futures Contracts.

For the 30 valuation days ended December 31, 2013, the simple average daily change in the Benchmark Oil Futures Contracts was 0.089%, while the simple average daily change in the per share NAV of USL over the same time period was 0.085%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average price of the Benchmark Oil Futures Contracts, the average error in daily tracking by the per share NAV was (2.51)%, meaning that over this time period USL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USL’s per share NAV versus the daily movement of the Benchmark Oil Futures Contracts for the 30-valuation day period ended December 31, 2013, the last trading day in December. The second chart below shows the monthly total returns of USL as compared to the monthly value of the Benchmark Oil Futures Contracts for the five years ended December 31, 2013.

Since the commencement of the offering of USL’s shares to the public on December 6, 2007 to December 31, 2013, the simple average daily change in the average price of the Benchmark Oil Futures Contracts was 0.012%, while the simple average daily change in the per share NAV of USL over the same time period was 0.011%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average price of the Benchmark Oil Futures Contracts, the average error in daily tracking by the per share NAV was (0.68)%, meaning that over this time period USL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative tracking measurement of the return performance of USL versus the return of its Benchmark Oil Futures Contracts can be calculated by comparing the actual average of the prices of its return of USL, measured by changes in its per share NAV, versus the expected changes in its per share NAV under the assumption that USL’s returns had been exactly the same as the daily changes in the average of the prices of its Benchmark Oil Futures Contracts.

For the year ended December 31, 2013, the actual total return of USL as measured by changes in its per share NAV was 7.59%. This is based on an initial per share NAV of $39.81 on December 31, 2012 and an ending per share NAV as of December 31, 2013 of $42.83. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $43.23 as of December 31, 2013, for a total return over the relevant time period of 8.59%. The difference between the actual per share NAV total return of USL of 7.59% and the expected total return based on the Benchmark Oil Futures Contracts of 8.59% was an error over the time period of (1.00)%, which is to say that USL’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USL pays, offset in part by the income that USL collects on its cash and cash equivalent holdings. During the year ended December 31, 2013, USL earned dividend and interest income of $24,631, which is equivalent to a weighted average income rate of approximately 0.02% for such period. In addition, during the year ended December 31, 2013, USL also collected $8,050 from its Authorized Purchasers for creating or redeeming baskets of shares. This income also contributed to USL’s actual total return. During the year ended December 31, 2013, USL incurred total expenses of $842,737. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(810,056), which is equivalent to a weighted average net income rate of approximately (0.95)% for the year ended December 31, 2013.

By comparison, for the year ended December 31, 2012, the actual total return of USL as measured by changes in its per share NAV was (8.40)%. This was based on an initial per share NAV of $43.46 on December 31, 2011 and an ending per share NAV as of December 31, 2012 of $39.81. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $40.11 as of December 31, 2012, for a total return over the relevant time period of (7.71)%. The difference between the actual per share NAV total return of USL of (8.40)% and the expected total return based on the Benchmark Oil Futures Contracts of (7.71)% was an error over the time period of (0.69)%, which is to say that USL’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USL paid, offset in part by the income that USL collected on its cash and cash equivalent holdings. During the year ended December 31, 2012, USL earned dividend and interest income of $38,380, which is equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the year ended December 31, 2012, USL also collected $12,950 from its Authorized Purchasers for creating or redeeming baskets of shares. This income also contributed to USL’s actual total return. During the year ended December 31, 2012, USL incurred total expenses of $1,050,378. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(999,048), which is equivalent to a weighted average net income rate of approximately (0.74)% for the year ended December 31, 2012.

By comparison, for the year ended December 31, 2011, the actual total return of USL as measured by changes in its per share NAV was 1.28%. This was based on an initial per share NAV of $42.91 on December 31, 2010 and an ending per share NAV as of December 31, 2011 of $43.46. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $43.81 as of December 31, 2011, for a total return over the relevant time period of 2.10%. The difference between the actual per share NAV total return of USL of 1.28% and the expected total return based on the Benchmark Oil Futures Contracts of 2.10% was an error over the time period of (0.82)%, which is to say that USL’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USL paid, offset in part by the income that USL collected on its cash and cash equivalent holdings. During the year ended December 31, 2011, USL earned dividend and interest income of $34,326, which is equivalent to a weighted average income rate of approximately 0.02% for such period. In addition, during the year ended December 31, 2011, USL also collected $30,300 from its Authorized Purchasers for creating or redeeming baskets of shares. This income also contributed to USL’s actual total return. During the year ended December 31, 2011, USL incurred total expenses of $1,637,724. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(1,573,098), which is equivalent to a weighted average net income rate of approximately (0.74)% for the year ended December 31, 2011.

There are currently three factors that have impacted or are most likely to impact USL’s ability to accurately track its Benchmark Oil Futures Contracts.

First, USL may buy or sell its holdings in the then current Benchmark Oil Futures Contracts at a price other than the closing settlement price of that contract on the day during which USL executes the trade. In that case, USL may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contracts, which could cause the daily changes in the per share NAV of USL to either be too high or too low relative to the daily changes in the average price of the Benchmark Oil Futures Contracts. During the year ended December 31, 2013, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USL’s attempt to track the Benchmark Oil Futures Contracts over time.

Second, USL earns dividend and interest income on its cash, cash equivalents and Treasuries. USL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2013. Interest payments, and any other income, were retained within the portfolio and added to USL’s NAV. When this income exceeds the level of USL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USL will realize a net yield that will tend to cause daily changes in the per share NAV of USL to track slightly higher than daily changes in the average of the prices of the Benchmark Oil Futures Contracts. During the year ended December 31, 2013, USL earned, on an annualized basis, approximately 0.03% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of (0.60)% for management fees, approximately (0.02)% in brokerage commission costs related to the purchase and sale of futures contracts and approximately (0.27)% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.96)% and affected USL’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contracts. USCF anticipates that interest rates will continue to remain at historical lows and therefore, it is anticipated that fees and expenses paid by USL will continue to be higher than interest earned by USL. As such, USCF anticipates that USL will continue to underperform its benchmark until such time when interest earned at least equals or exceeds the fees and expenses paid by USL.

Third, USL may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contracts’ total return movements. In that case, the error in tracking the Benchmark Oil Futures Contracts could result in daily changes in the per share NAV of USL that are either too high, or too low, relative to the daily changes in the average price of the Benchmark Oil Futures Contracts. During the year ended December 31, 2013, USL did not hold any Other Oil-Related Investments. If USL increases in size, and due to its obligations to comply with regulatory limits, USL may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Near Month Price (CL1) vs Average Price of the Near 12 Months (12M Strip)
(10 years ending 12/31/13)*
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
12/31/2003
12/31/2004
12/31/2005
12/31/2006
12/31/2007
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
CL1
12 Mo Strip Price

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the average dollar price of the near 12 month contracts for light, sweet crude oil from the dollar price of the near month contract for light, sweet crude oil. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between December 31, 2003 and December 31, 2013.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

HYPOTHETICAL PERFORMANCE RESULTS HAVE MANY INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW. NO REPRESENTATION IS BEING MADE THAT USL WILL OR IS LIKELY TO ACHIEVE PROFITS OR LOSSES SIMILAR TO THOSE SHOWN. IN FACT, THERE ARE FREQUENTLY SHARP DIFFERENCES BETWEEN HYPOTHETICAL PERFORMANCE RESULTS AND THE ACTUAL RESULTS ACHIEVED BY ANY PARTICULAR TRADING PROGRAM.

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

As seen in the chart above, there have been periods of both positive and negative annual total returns for both hypothetical portfolios over the last 10 years. In addition, there have been periods during which the near month only approach had higher returns, and periods where the 12 month approach had higher total returns. The above chart does not represent the performance history of USL or any of the Related Public Funds.

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures trading started in 1982. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. Since then, a combination of improved transportation and storage capacity, along with growing demand for crude oil globally, has moderated the inventory build-up and lead to reduce levels of contango by 2011. The crude oil futures market moved back and forth between contango and backwardation during the year ended December 31, 2013.

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

Periods of contango or backwardation do not materially impact USL’s investment objective of having the daily percentage changes in its per share NAV track the daily percentage changes in the average of the prices of the Benchmark Oil Futures Contracts since the impact of backwardation and contango tend to equally impact the daily percentage changes in price of both USL’s shares and the Benchmark Oil Futures Contracts. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Crude Oil Market. During the year ended December 31, 2013, crude oil prices were impacted by several factors. On the consumption side, demand growth remained moderate inside and outside the United States as global economic growth, including emerging economies such as China and India, showed signs of slowing economic growth. Europe in particular showed signs of weakness as the ongoing financial and banking crisis raised concerns during the first quarter of 2013. On the supply side, efforts to reduce production in recent years by OPEC to more closely match global consumption were partially successful. However, continuing concerns about the political standoff with Iran have left the market subject to bouts of heightened volatility as OPEC’s ability to replace Iranian oil currently subject to embargo is not unlimited. In addition, security issues in Libya, Egypt, Iraq, and Syria also contributed to heightened volatility.  In recent years, oil production in the United States and Canada has increased. However, limits on oil transportation infrastructure, including pipelines, have made it more difficult for the increased production to move to the centers of refining, often leading to a build-up in crude oil inventory in areas of the United States, such as the U.S. Midwest, and Canada. The result is that crude oil prices in the U.S. Midwest, where the pricing point of the light, sweet crude oil contract is located, have tended to trade at a lower price than crude oil in other parts of the United States and lower than global crude oil benchmarks such as Brent crude oil. United States crude oil prices finished the year ended December 31, 2013 approximately 2.79% higher than at the beginning of the year, as the global economy continues to adjust to periods of slow recovery and economic growth. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels, while any military actions involving Iran would likely have the opposite effect.

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

For the ten year time period between 2003 and 2013, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis was neither strongly correlated nor inversely correlated with the movements of U.S. government bonds, global equities, large cap U.S. equities and natural gas.  However, movements in crude oil were strongly correlated to movements in diesel-heating oil and unleaded gasoline.

Correlation Matrix December 31, 2003-2013*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Diesel- Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.282)	0.961	0.273	0.375	0.089	0.408
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t Bond Index)		1.000	(0.259)	(0.277)	(0.263)	(0.035)	(0.318)
Global Equities (FTSE World Index)			1.000	0.318	0.446	0.136	0.480
Unleaded Gasoline				1.000	0.771	0.261	0.738
Diesel-Heating Oil					1.000	0.385	0.863
Natural Gas						1.000	0.317
Crude Oil							1.000

Source: Bloomberg, NYMEX

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended December 31, 2013, crude oil still showed neither strongly correlated nor inversely correlated movements with U.S. government bonds, global equities, large cap U.S. equities and natural gas.  Movements in crude oil were still strongly correlated to the movements in diesel-heating oil and unleaded gasoline.

Correlation Matrix Year Ended December 31, 2013*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Diesel- Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	0.276	0.876	0.369	(0.041)	0.149	0.048
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	0.531	(0.463)	(0.477)	0.461	(0.516)
Global Equities (FTSE World Index)			1.000	0.091	(0.065)	0.166	(0.035)
Unleaded Gasoline				1.000	0.668	0.058	0.753
Diesel-Heating Oil					1.000	(0.158)	0.659
Natural Gas						1.000	(0.101)
Crude Oil							1.000

Source: Bloomberg, NYMEX

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

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

The correlations between crude oil, natural gas, diesel-heating oil and gasoline are relevant because USCF endeavors to invest USL’s assets in Oil Futures Contracts and Other Oil-Related Investments so that daily changes in percentage terms in USL’s per share NAV correlate as closely as possible with daily changes in percentage terms in the average price of the Benchmark Oil Futures Contracts. If certain other fuel-based commodity futures contracts do not closely correlate with the crude Oil Futures Contracts, then their use could lead to greater tracking error. As noted above, USCF also believes that the daily changes in percentage terms in the average price of the Benchmark Oil Futures Contracts will closely correlate with daily changes in percentage terms in the spot price of light, sweet crude oil.

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. USL’s application of these policies involves judgments and actual results may differ from the estimates used.

USCF has evaluated the nature and types of estimates that it makes in preparing USL’s financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. The values which are used by USL for its Oil Futures Contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, USL estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

USL has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. USL has met, and it is anticipated that USL will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. USL’s liquidity needs include: redeeming shares, providing margin deposits for its existing Oil Futures Contracts or the purchase of additional Oil Futures Contracts and posting collateral for its over-the-counter contracts and payment of its expenses, summarized below under “Contractual Obligations.”

USL currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. USL has allocated substantially all of its net assets to trading in Oil Interests. USL invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USL’s NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USL’s account at the Custodian and in Treasuries at the FCM. Income received from USL’s investments in money market funds and Treasuries is paid to USL. During the years ended December 31, 2013 and 2012, USL’s expenses exceeded the income USL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the years ended December 31, 2013 and 2012, USL used other assets to pay expenses, which could cause a decrease in USL’s NAV over time. To the extent expenses exceed income USL’s NAV will be negatively impacted.

USL’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USL from promptly liquidating its positions in Oil Futures Contracts. During the year ended December 31, 2013, USL did not purchase or liquidate any of its positions while daily limits were in effect; however, USL cannot predict whether such an event may occur in the future.

Prior to the initial offering of USL, all payments with respect to USL’s expenses were paid by USCF. USL does not have an obligation or intention to refund such payments by USCF. USCF is under no obligation to pay USL’s current or future expenses. Since the initial offering of shares, USL has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its shares subsequent to the initial offering, (v) other expenses, including tax reporting costs, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of USL’s Marketing Agent, Administrator and Custodian and registration expenses relating to the initial offering of shares. If USCF and USL are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, USL will terminate and investors may lose all or part of their investment.

Market Risk

Trading in Oil Futures Contracts and Other Oil-Related Investments, such as forwards, involves USL entering into contractual commitments to purchase or sell oil at a specified date in the future. The aggregate market value of the contracts will significantly exceed USL’s future cash requirements since USL intends to close out its open positions prior to settlement. As a result, USL is generally only subject to the risk of loss arising from the change in value of the contracts. USL considers the “fair value” of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with USL’s commitments to purchase oil is limited to the aggregate market value of the contracts held. However, should USL enter into a contractual commitment to sell oil, it would be required to make delivery of the oil at the contract price, repurchase the contract at prevailing prices or settle in cash. Since there are no limits on the future price of oil, the market risk to USL could be unlimited.

USL’s exposure to market risk depends on a number of factors, including the markets for oil, the volatility of interest rates and foreign exchange rates, the liquidity of the Oil Futures Contracts and Other Oil-Related Investments markets and the relationships among the contracts held by USL. Drastic market occurrences could ultimately lead to the loss of all or substantially all of an investor’s capital.

Credit Risk

When USL enters into Oil Futures Contracts and Other Oil-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Oil Futures Contracts traded on the NYMEX and on most other futures exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the clearinghouse in connection with cleared trades, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to USL in such circumstances.

USCF attempts to manage the credit risk of USL by following various trading limitations and policies. In particular, USL generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Oil Futures Contracts and Other Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USL to limit its credit exposure. An FCM, when acting on behalf of USL in accepting orders to purchase or sell Oil Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USL, all assets of USL relating to domestic Oil Futures Contracts trading. These FCMs are not allowed to commingle USL’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USL’s assets related to foreign Oil Futures Contracts trading.

If, in the future, USL purchases over-the-counter contracts, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of over-the-counter contracts.

As of December 31, 2013, USL held cash deposits and investments in Treasuries and money market funds in the amount of $62,932,352 with the Custodian and FCM. Some or all of these amounts may be subject to loss should the Custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of December 31, 2013, USL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USL. While USL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USL’s financial position.

European Sovereign Debt

USL had no direct exposure to European sovereign debt as of December 31, 2013 and has no direct exposure to European sovereign debt as of the filing of this annual report on Form 10-K.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, USL requires liquidity to redeem shares, which redemptions must be in blocks of 50,000 shares as of February 29, 2012 called “Redemption Baskets.” (Prior to February 29, 2012, the size of the Redemption Basket was 100,000 shares.) USL has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of shares being redeemed.

Contractual Obligations

USL’s primary contractual obligations are with USCF. In return for its services, USCF is entitled to a management fee calculated daily and paid monthly as a fixed percentage of USL’s NAV, currently 0.60% of NAV on its average daily total net assets.

USCF agreed to pay the start-up costs associated with the formation of USL, primarily its legal, accounting and other costs in connection with USCF’s registration with the CFTC as a CPO and the registration and listing of USL and its shares with the SEC, FINRA and NYSE Arca (formerly, AMEX), respectively. However, since USL’s initial offering of shares, offering costs incurred in connection with registering and listing additional shares of USL have been directly borne on an ongoing basis by USL, and not by USCF.

USCF pays the fees of the Marketing Agent and the fees of the Custodian and Transfer Agent, BBH&Co., as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USL’s financial statements and its SEC, NFA and CFTC reports. USCF and USL have also entered into a licensing agreement with the NYMEX pursuant to which USL and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI, pay a licensing fee to the NYMEX. USL also pays the fees and expenses associated with its tax accounting and reporting requirements.

In addition to USCF’s management fee, USL pays its brokerage fees (including fees to a FCM), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of shares, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of USL’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a FCM are on a contract-by-contract, or round turn, basis. USL also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Financial Statements in Item 8 of this annual report on Form 10-K.

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as USL’s per share NAVs and trading levels to meet its investment objective will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of USL’s existence. Either party may terminate these agreements earlier for certain reasons described in the agreements.

As of December 31, 2013, USL’s portfolio consisted of 649 Crude Oil Futures CL Contracts traded on the NYMEX. As of December 31, 2013, USL did not hold any Oil Futures Contracts traded on the ICE Futures. For a list of USL’s current holdings, please see USL’s website at www.unitedstatescommodityfunds.com.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives (Including Spreads and Straddles)

USL may purchase over-the-counter contracts (“OTC Contracts”). Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC Contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

USL may enter into certain transactions where an over-the-counter component is exchanged for a corresponding futures contract. (“Exchange for Risk” or “EFR” transaction.)  These EFR transactions may expose USL to counterparty risk during the interim period between the execution of the over-the-counter component and the exchange for a corresponding futures contract.  Generally, the counterparty risk from the EFR transaction will exist only on the day of execution.

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

In evaluating the risks and contractual obligations associated with a particular swap transaction, it is important to consider that a swap transaction may be modified or terminated only by mutual consent of the original parties and subject to agreement on individually negotiated terms. Therefore, it may not be possible for USCF to modify, terminate or offset USL’s obligations or its exposure to the risks associated with a transaction prior to its scheduled termination date.

To reduce the credit risk that arises in connection with such contracts, USL will generally enter into an agreement with each counterparty based on the Master Agreement published by ISDA that provides for the netting of its overall exposure to its counterparty, if the counterparty is unable to meet its obligations to USL due to the occurrence of a specified event, such as the insolvency of the counterparty.

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC Contract pursuant to guidelines approved by USCF’s Board. Furthermore, USCF on behalf of USL only enters into OTC Contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF. USL will also require that the counterparty be highly rated and/or provide collateral or other credit support. Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

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

During the 12 month reporting period ended December 31, 2013, USL limited its over-the-counter activities to EFR transactions.

USL anticipates that the use of Other Oil-Related Investments together with its investments in Oil Futures Contracts will produce price and total return results that closely track the investment goals of USL. However, there can be no assurance of this. OTC Contracts may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Oil Futures Contracts, which may impact USL’s ability to successfully track the Benchmark Oil Futures Contract.

Item 8.  Financial Statements and Supplementary Data.

United States 12 Month Oil Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of USL’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on the assessment, USCF believes that, as of December 31, 2013, USL’s internal control over financial reporting is effective.

Attestation Report of Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm
Auditors’ Report on Internal Control over Financial Reporting

To the Partners of
United States 12 Month Oil Fund, LP

We have audited the internal control over financial reporting of United States 12 Month Oil Fund, LP (the “Fund”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2013, of the Fund and our report dated March 10, 2014 expressed an unqualified opinion on those financial statements.

/s/ Spicer Jeffries LLP
Greenwood Village, Colorado
March 10, 2014

Report of Independent Registered Public Accounting Firm

To the Partners of
United States 12 Month Oil Fund, LP

We have audited the accompanying statements of financial condition of United States 12 Month Oil Fund, LP (the “Fund”) as of December 31, 2013 and 2012, including the schedule of investments as of December 31, 2013 and 2012, and the related statements of operations, changes in partners’ capital and cash flows for the years ended December 31, 2013, 2012 and 2011. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States 12 Month Oil Fund, LP as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Fund’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2014 expressed an unqualified opinion on the Fund’s internal control over financial reporting.

/s/ Spicer Jeffries LLP
Greenwood Village, Colorado
March 10, 2014

United States 12 Month Oil Fund, LP
Statements of Financial Condition
At December 31, 2013 and 2012

	2013	2012
Assets
Cash and cash equivalents (Notes 2 and 5)	$59,384,208	$86,708,443
Equity in trading accounts:
Cash and cash equivalents	3,548,144	11,533,441
Unrealized gain on open commodity futures contracts	1,642,450	1,556,910
Dividend receivable	1,218	2,669
Other assets	1,820	83,430

Total assets	$64,577,840	$99,884,893

Liabilities and Partners' Capital
Investment payable	$2,141,524	$–
Professional fees payable	291,402	302,530
General Partner management fees payable (Note 3)	32,864	49,895
License fees payable	2,787	4,014
Brokerage commissions payable	2,212	3,642
Directors' fees payable	2,532	2,877
Other liabilities	153	153

Total liabilities	2,473,474	363,111

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	62,104,366	99,521,782
Total Partners' Capital	62,104,366	99,521,782

Total liabilities and partners' capital	$64,577,840	$99,884,893

Limited Partners' shares outstanding	1,450,000	2,500,000
Net asset value per share	$42.83	$39.81
Market value per share	$42.88	$39.67

See accompanying notes to financial statements.

United States 12 Month Oil Fund, LP
Schedule of Investments
At December 31, 2013

		Unrealized
		Gain on
		Open	% of
	Number of	Commodity	Partners'
	Contracts	Contracts	Capital
Open Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL February 2014 contracts, expiring January 2014	55	$184,140	0.30
NYMEX WTI Crude Oil Futures CL March 2014 contracts, expiring February 2014	54	95,360	0.15
NYMEX WTI Crude Oil Futures CL April 2014 contracts, expiring March 2014	54	404,380	0.65
NYMEX WTI Crude Oil Futures CL May 2014 contracts, expiring April 2014	54	313,310	0.51
NYMEX WTI Crude Oil Futures CL June 2014 contracts, expiring May 2014	54	269,150	0.43
NYMEX WTI Crude Oil Futures CL July 2014 contracts, expiring June 2014	54	261,410	0.42
NYMEX WTI Crude Oil Futures CL August 2014 contracts, expiring July 2014	54	120,620	0.19
NYMEX WTI Crude Oil Futures CL September 2014 contracts, expiring August 2014	54	47,050	0.08
NYMEX WTI Crude Oil Futures CL October 2014 contracts, expiring September 2014	54	(93,940)	(0.15)
NYMEX WTI Crude Oil Futures CL November 2014 contracts, expiring October 2014	54	(79,520)	(0.13)
NYMEX WTI Crude Oil Futures CL December 2014 contracts, expiring November 2014	54	94,480	0.15
NYMEX WTI Crude Oil Futures CL January 2015 contracts, expiring December 2014	54	26,010	0.04
Total Open Futures Contracts*	649	$1,642,450	2.64

	Principal	Market
	Amount	Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.07%, 3/27/2014	$8,000,000	$7,998,678	12.88

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	161,900	161,900	0.26
Goldman Sachs Financial Square Funds - Government Fund - Class FS	455,359	455,359	0.73
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	30,537,560	30,537,560	49.17
Wells Fargo Advantage Government Money Market Fund - Class I	20,001,245	20,001,245	32.21
Total Money Market Funds		51,156,064	82.37
Total Cash Equivalents		$59,154,742	95.25

* Collateral amounted to $3,548,144 on open futures contracts.

See accompanying notes to financial statements.

United States 12 Month Oil Fund, LP
Schedule of Investments
At December 31, 2012

		Unrealized
		Gain on
		Open	% of
	Number of	Commodity	Partners'
	Contracts	Contracts	Capital
Open Futures Contracts – Long
United States Contracts
NYMEX Crude Oil Futures CL February 2013 contracts, expiring January 2013	89	$31,290	0.03
NYMEX Crude Oil Futures CL March 2013 contracts, expiring February 2013	89	51,770	0.05
NYMEX Crude Oil Futures CL April 2013 contracts, expiring March 2013	89	21,590	0.02
NYMEX Crude Oil Futures CL May 2013 contracts, expiring April 2013	89	91,950	0.09
NYMEX Crude Oil Futures CL June 2013 contracts, expiring May 2013	89	182,510	0.19
NYMEX Crude Oil Futures CL July 2013 contracts, expiring June 2013	89	377,930	0.38
NYMEX Crude Oil Futures CL August 2013 contracts, expiring July 2013	89	334,910	0.34
NYMEX Crude Oil Futures CL September 2013 contracts, expiring August 2013	89	(88,080)	(0.09)
NYMEX Crude Oil Futures CL October 2013 contracts, expiring September 2013	89	(171,350)	(0.17)
NYMEX Crude Oil Futures CL November 2013 contracts, expiring October 2013	89	181,690	0.18
NYMEX Crude Oil Futures CL December 2013 contracts, expiring November 2013	89	380,660	0.38
NYMEX Crude Oil Futures CL January 2014 contracts, expiring December 2013	89	162,040	0.16
Total Open Futures Contracts*	1,068	$1,556,910	1.56

	Principal	Market
	Amount	Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.10%, 1/17/2013	$6,600,000	$6,599,721	6.63

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	4,161,900	4,161,900	4.18
Goldman Sachs Financial Square Funds - Government Fund - Class FS	26,455,359	26,455,359	26.58
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	30,537,560	30,537,560	30.69
Wells Fargo Advantage Government Money Market Fund - Class I	25,001,245	25,001,245	25.12
Total Money Market Funds		86,156,064	86.57
Total Cash Equivalents		$92,755,785	93.20

* Collateral amounted to $11,533,650 on open futures contracts.

See accompanying notes to financial statements.

United States 12 Month Oil Fund, LP
Statements of Operations
For the years ended December 31, 2013, 2012 and 2011

	Year ended	Year ended	Year ended
	December 31, 2013	December 31, 2012	December 31, 2011
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$6,302,760	$(6,954,520)	$16,224,040
Change in unrealized gain (loss) on open positions	85,540	(2,445,210)	(11,864,440)
Dividend income	18,055	28,563	26,400
Interest income	6,576	9,817	7,926
Other income	8,050	12,950	30,300

Total income (loss)	6,420,981	(9,348,400)	4,424,226

Expenses
General Partner management fees (Note 3)	510,978	807,686	1,275,573
Professional fees	207,412	130,520	244,950
Registration fees	81,535	44,044	9,472
Brokerage commissions	9,848	21,804	27,427
License fees	12,774	20,192	49,913
Directors' fees	10,410	14,038	17,340
Other expenses	9,780	12,094	13,049

Total expenses	842,737	1,050,378	1,637,724

Net income (loss)	$5,578,244	$(10,398,778)	$2,786,502
Net income (loss) per limited partnership share	$3.02	$(3.65)	$0.55
Net income (loss) per weighted average limited partnership share	$2.71	$(3.24)	$0.57
Weighted average limited partnership shares outstanding	2,061,096	3,205,464	4,893,699

See accompanying notes to financial statements.

United States 12 Month Oil Fund, LP
Statements of Changes in Partners’ Capital
For the years ended December 31, 2013, 2012 and 2011

	General Partner	Limited Partners	Total

Balances, at December 31, 2010	$–	180,203,262	$180,203,262
Addition of 2,500,000 partnership shares	–	109,084,059	109,084,059
Redemption of 2,800,000 partnership shares	–	(122,583,943)	(122,583,943)
Net income	–	2,786,502	2,786,502

Balances, at December 31, 2011	–	169,489,880	169,489,880
Addition of 2,550,000 partnership shares	–	101,599,752	101,599,752
Redemption of 3,950,000 partnership shares	–	(161,169,072)	(161,169,072)
Net loss	–	(10,398,778)	(10,398,778)

Balances, at December 31, 2012	–	99,521,782	99,521,782
Addition of 650,000 partnership shares	–	26,960,147	26,960,147
Redemption of 1,700,000 partnership shares	–	(69,955,807)	(69,955,807)
Net income	–	5,578,244	5,578,244

Balances, at December 31, 2013	$–	$62,104,366	$62,104,366

Net Asset Value Per Share:
At December 31, 2010			$42.91
At December 31, 2011			$43.46
At December 31, 2012			$39.81
At December 31, 2013			$42.83

See accompanying notes to financial statements.

United States 12 Month Oil Fund, LP
Statements of Cash Flows
For the years ended December 31, 2013, 2012 and 2011

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$5,578,244	$(10,398,778)	$2,786,502
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	7,985,297	30,603,108	(34,596,432)
Unrealized (gain) loss on futures contracts	(85,540)	2,445,210	11,864,440
(Increase) decrease in dividend receivable	1,451	(753)	1,988
(Increase) decrease in interest receivable	(350)	14	(14)
Decrease in other assets	81,960	44,010	11,621
Increase (decrease) in investment payable	2,141,524	(33)	33
Decrease in professional fees payable	(11,128)	(104,591)	(12,438)
Increase (decrease) in General Partner management fees payable	(17,031)	(38,796)	7,025
Decrease in license fees payable	(1,227)	(4,074)	(1,338)
Decrease in brokerage commissions payable	(1,430)	(2,380)	(260)
Increase (decrease) in directors' fees payable	(345)	(1,586)	1,294
Increase in other liabilities	-	-	153
Net cash provided by (used in) operating activities	15,671,425	22,541,351	(19,937,426)

Cash Flows from Financing Activities:
Addition of partnership shares	26,960,147	101,599,752	113,305,191
Redemption of partnership shares	(69,955,807)	(161,169,072)	(122,583,943)
Net cash used in financing activities	(42,995,660)	(59,569,320)	(9,278,752)

Net Decrease in Cash and Cash Equivalents	(27,324,235)	(37,027,969)	(29,216,178)

Cash and Cash Equivalents, beginning of year	86,708,443	123,736,412	152,952,590
Cash and Cash Equivalents, end of year	$59,384,208	$86,708,443	$123,736,412

See accompanying notes to financial statements.

United States 12 Month Oil Fund, LP
Notes to Financial Statements
For the years ended December 31, 2013, 2012 and 2011

NOTE 1 - ORGANIZATION AND BUSINESS

The United States 12 Month Oil Fund, LP (“USL”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007. USL is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USL’s shares traded on the American Stock Exchange (the “AMEX”). USL will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of USL is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the average of the prices of the 12 futures contracts for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Oil Futures Contracts”), less USL’s expenses. When calculating the daily movement of the average price of the 12 contracts, each contract month will be equally weighted. It is not the intent of USL to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. It is not the intent of USL to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contracts as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of USL, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USL accomplishes its objective through investments in futures contracts for light, sweet crude oil, and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of December 31, 2013, USL held 649 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures.

USL commenced investment operations on December 6, 2007 and has a fiscal year ending on December 31. USCF is responsible for the management of USL. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, UGA’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI, CPER, USAG and USMI listed their shares on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011, “USAG” on April 13, 2012 and “USMI” on June 19, 2012, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.” USCF previously filed registration statements to register shares of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“UAC”), each of which is a series of the United States Commodity Funds Trust I, and the US Golden Currency Fund (“HARD”), a series of the United States Currency Funds Trust.  On December 30, 2013, USCF withdrew the registration statements for USSF, UNGD, USGO and UAC effective December 31, 2013.  On January 27, 2014, USCF withdrew the registration statement for HARD.  HARD was never available to the public, and at the time of withdrawal, HARD was still in the process of review by various regulatory agencies which have regulatory authority over USCF and HARD.

Effective February 29, 2012, USL issues shares to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 50,000 shares (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). Prior to February 29, 2012, USL issued shares to Authorized Purchasers by offering baskets consisting of 100,000 shares through the Marketing Agent. The purchase price for a Creation Basket is based upon the NAV of a share calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

From July 1, 2011 through December 31, 2013 (and continuing at least through May 1, 2014), the applicable transaction fee paid by Authorized Purchasers is $350 to USL for each order they place to create or redeem one or more baskets (“Redemption Baskets”); prior to July 1, 2011, this fee was $1,000. Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of USL but rather at market prices quoted on such exchange.

In December 2007, USL initially registered 11,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On December 6, 2007, USL listed its shares on the AMEX under the ticker symbol “USL”. On that day, USL established its initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. USL also commenced investment operations on December 6, 2007 by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of December 31, 2013, USL had registered a total of 111,000,000 shares.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statements of operations. USL earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the 90-day Treasury bill rate. In addition, USL earns income on funds held at the custodian or futures commission merchant at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

USL is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), USL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USL files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USL is not subject to income tax return examinations by major taxing authorities for years before 2010. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USL recording a tax liability that reduces net assets. However, USL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2013.

Creations and Redemptions

Effective February 29, 2012, Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed. Prior to February 29, 2012, Authorized Purchasers could only purchase Creation Baskets or redeem Redemption Baskets in blocks of 100,000 shares.

USL receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in USL’s statements of financial condition as receivable for shares sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for shares redeemed.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of USL in proportion to the number of shares each partner holds as of the close of each month. USCF may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

Calculation of Per Share Net Asset Value

USL’s per share NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing that amount by the total number of shares outstanding. USL uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at December 31, 2013.

Offering Costs

Offering costs incurred in connection with the registration of additional shares after the initial registration of shares are borne by USL. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated with such offerings. These costs are accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.

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

NOTE 3 - FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

USCF Management Fee

Under the LP Agreement, USCF is responsible for investing the assets of USL in accordance with the objectives and policies of USL. In addition, USCF has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to USL. For these services, USL is contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.60% per annum of average daily total net assets.

Ongoing Registration Fees and Other Offering Expenses

USL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2013, 2012 and 2011, USL incurred $81,535, $44,044 and $9,472, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

USL is responsible for paying its portion of the directors’ and officers’ liability insurance for USL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of US120F and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2013 were $555,456 for USL and the Related Public Funds. USL’s portion of such fees and expenses for the year ended December 31, 2013 was $19,339. These fees and expenses for the year ended December 31, 2012 were $540,586 for USL and the Related Public Funds. USL’s portion of such fees and expenses for the year ended December 31, 2012 was $25,332. For the year ended December 31, 2011, these fees and expenses were $607,582 for USL and the Related Public Funds. USL’s portion of such fees and expenses for the year ended December 31, 2011 was $29,439.

Licensing Fees

As discussed in Note 4 below, USL entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, through October 19, 2011, USL and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined net assets of the funds and 0.02% for combined net assets above $1,000,000,000. On and after October 20, 2011, USL and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the years ended December 31, 2013, 2012 and 2011, USL incurred $12,774, $20,192 and $49,913, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USL’s audit expenses and tax accounting and reporting requirements are paid by USL. These costs were approximately $150,000, $150,000 and $200,000 for the years ended December 31, 2013, 2012 and 2011.

Other Expenses and Fees

In addition to the fees described above, USL pays all brokerage fees and other expenses in connection with the operation of USL, excluding costs and expenses paid by USCF as outlined in Note 4 below.

NOTE 4 - CONTRACTS AND AGREEMENTS

USL is party to a marketing agent agreement, dated as of November 13, 2007, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for USL as outlined in the agreement. The fee of the Marketing Agent, which is borne by USCF, is equal to 0.06% on USL’s assets up to $3 billion and 0.04% on USL’s assets in excess of $3 billion.

The above fees do not include the following expenses, which are also borne by USCF: the cost of placing advertisements in various periodicals; website construction and development; or the printing and production of various marketing materials.

USL is also party to a custodian agreement, dated October 5, 2007, as amended from time to time, with Brown Brothers Harriman & Co. (“BBH&Co.”) and USCF, whereby BBH&Co. holds investments on behalf of USL. USCF pays the fees of the custodian, which are determined by the parties from time to time. In addition, USL is party to an administrative agency agreement, dated October 5, 2007, as amended from time to time, with USCF and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for USL. USCF also pays the fees of BBH&Co. for its services under such agreement and such fees are determined by the parties from time to time.

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USL and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of the Related Public Funds’ combined net assets, (b) 0.0465% for the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once the Related Public Funds’ combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays transaction fees ranging from $7 to $15 per transaction.

On October 8, 2013, USL entered into a brokerage agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as USL’s futures commission merchant (“FCM”), effective October 10, 2013.  Prior to October 10, 2013, the FCM was UBS Securities LLC (“UBS Securities”). The agreements require RBC Capital and UBS Securities to provide services to USL in connection with the purchase and sale of Oil Futures Contracts and Other Oil-Related Investments that may be purchased and sold by or through RBC Capital and/or UBS Securities for USL’s account. In accordance with each agreement, RBC Capital and UBS Securities charge USL commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Oil Futures Contracts and options on Oil Futures Contracts. Such fees include those incurred when purchasing Oil Futures Contracts and options on Oil Futures Contracts when USL issues shares as a result of a Creation Basket, as well as fees incurred when selling Oil Futures Contracts and options on Oil Futures Contracts when USL redeems shares as a result of a Redemption Basket. Such fees are also incurred when Oil Futures Contracts and options on Oil Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. USL also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the year ended December 31, 2013, total commissions accrued to brokers amounted to $9,848. Of this amount, approximately $4,473, or 45.42%, was a result of rebalancing costs and approximately $5,375, or 54.58%, was the result of trades necessitated by creation and redemption activity. By comparison, during the year ended December 31, 2012, total commissions accrued to brokers amounted to $21,804. Of this amount, approximately $8,385, or 38.46%, was a result of rebalancing costs and approximately $13,419, or 61.54%, was the result of trades necessitated by creation and redemption activity. By comparison, during the year ended December 31, 2011, total commissions accrued to brokers amounted to $27,427. Of this amount, approximately $14,118, or 51.47%, was a result of rebalancing costs and approximately $13,309, or 48.53%, was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the year ended December 31, 2013 as compared to the year ended December 31, 2012, was primarily a function of decreased brokerage fees due to a lower number of futures contracts being held and traded as a result of the decrease in USL’s total net assets during the year ended December 31, 2013. The decrease in total net assets required USL to purchase a fewer number of Oil Futures Contracts and incur a lower amount of broker commissions during the year ended December 31, 2013. The decrease in the total commissions accrued to brokers for the year ended December 31, 2012 as compared to the year ended December 31, 2011, was primarily a function of decreased brokerage fees due to a lower number of futures contracts being held and traded as a result of the decrease in USL’s total net assets during the year ended December 31, 2012. The decrease in total net assets required USL to purchase a fewer number of Oil Futures Contracts and incur a lower amount of broker commissions during the year ended December 31, 2012. As an annualized percentage of average daily total net assets, the figure for the year ended December 31, 2013 represents approximately 0.01% of average daily total net assets. By comparison, the figures for the years ended December 31, 2012 and 2011 represented approximately 0.02% and 0.01%, respectively, of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USL and the NYMEX entered into a licensing agreement on April 10, 2006, as amended on October 20, 2011, whereby USL was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, USL and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3. USL expressly disclaims any association with the NYMEX or endorsement of USL by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

NOTE 5 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

USL engages in the trading of futures contracts, options on futures contracts and cleared swaps (collectively, “derivatives”). USL is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

USL may enter into futures contracts, options on futures contracts and cleared swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery.

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

Futures contracts and cleared swaps involve, to varying degrees, elements of market risk (specifically commodity price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure USL has in the particular classes of instruments. Additional risks associated with the use of futures contracts are an imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract.

All of the futures contracts held by USL were exchange-traded through December 31, 2013. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. When USL enters into non-exchange traded contracts (including Exchange for Risk or EFR transactions), it is subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USL bears the risk of financial failure by the clearing broker.

USL’s cash and other property, such as Treasuries, deposited with a futures commission merchant are considered commingled with all other customer funds, subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of USL’s assets posted with that futures commission merchant; however, the majority of USL’s assets are held in Treasuries, cash and/or cash equivalents with USL’s custodian and would not be impacted by the insolvency of a futures commission merchant. The failure or insolvency of USL’s custodian, however, could result in a substantial loss of USL’s assets.

USCF invests a portion of USL’s cash in money market funds that seek to maintain a stable per share NAV. USL is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2013 and December 31, 2012, USL held investments in money market funds in the amounts of $51,156,064 and $86,156,064, respectively. USL also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of December 31, 2013 and December 31, 2012, USL held cash deposits and investments in Treasuries in the amounts of $11,776,288 and $12,085,820, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should USL’s custodian and/or futures commission merchant cease operations.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, USL is exposed to market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short. As both a buyer and a seller of options, USL pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.

USL’s policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, USL has a policy of requiring review of the credit standing of each broker or counterparty with which it conducts business.

The financial instruments held by USL are reported in its statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2013, 2012 and 2011. This information has been derived from information presented in the financial statements.

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Per Share Operating Performance:

Net asset value, beginning of year	$39.81	$43.46	$42.91
Total income (loss)	3.43	(3.32)	0.88
Net expenses	(0.41)	(0.33)	(0.33)
Net increase (decrease) in net asset value	3.02	(3.65)	0.55
Net asset value, end of year	$42.83	$39.81	$43.46

Total Return	7.59%	(8.40)%	1.28%

Ratios to Average Net Assets
Total income (loss)	7.54%	(6.94)%	2.08%
Management fees	0.60%	0.60%	0.60%
Expenses excluding management fees	0.39%	0.18%	0.17%
Net income (loss)	6.55%	(7.72)%	1.31%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USL.

NOTE 7 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2013 and 2012.

	First Quarter 2013	Second Quarter 2013	Third Quarter 2013	Fourth Quarter 2013
Total Income (Loss)	$3,488,007	$(2,281,454)	$5,892,884	$(678,456)
Total Expenses	247,095	220,417	205,028	170,197
Net Income (Loss)	$3,240,912	$(2,501,871)	$5,687,856	$(848,653)
Net Income (Loss) per Share	$1.22	$(0.96)	$3.12	$(0.36)

	First Quarter 2012	Second Quarter 2012	Third Quarter 2012	Fourth Quarter 2012
Total Income (Loss)	$9,471,904	$(25,764,862)	$8,792,836	$(1,848,278)
Total Expenses	315,716	265,297	248,705	220,660
Net Income (Loss)	$9,156,188	$(26,030,159)	$8,544,131	$(2,068,938)
Net Income (Loss) per Share	$2.35	$(7.91)	$2.50	$(0.59)

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

USL values its investments in accordance with Accounting Standards Codification 820 – Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent of USL (observable inputs) and (2) USL’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

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

The following table summarizes the valuation of USL’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III

Short-Term Investments	$59,154,742	$59,154,742	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	1,642,450	1,642,450	-	-

During the year ended December 31, 2013, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USL’s securities at December 31, 2012 using the fair value hierarchy:

At December 31, 2012	Total	Level I	Level II	Level III

Short-Term Investments	$92,755,785	$92,755,785	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	1,556,910	1,556,910	-	-

During the year ended December 31, 2012, there were no transfers between Level I and Level II.

Effective January 1, 2009, USL adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value at December 31, 2013	Fair Value at December 31, 2012

Futures - Commodity Contracts	Assets	$1,642,450	$1,556,910

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended December 31, 2013		For the year ended December 31, 2012		For the year ended December 31, 2011
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income

Futures - Commodity Contracts	Realized gain (loss) on closed positions	$6,302,760		$(6,954,520)		$16,224,040

	Change in unrealized gain (loss) on open positions		$85,540		$(2,445,210)		$(11,864,440)

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

NOTE 10 – SUBSEQUENT EVENTS

USL has performed an evaluation of subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

USL maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in USL’s periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

The duly appointed officers of USCF, including its chief executive officer and chief financial officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of USL if USL had any officers, have evaluated the effectiveness of USL’s disclosure controls and procedures and have concluded that the disclosure controls and procedures of USL have been effective as of the end of the period covered by this annual report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

USL is responsible for establishing and maintaining adequate internal control over financial reporting. USL’s internal control system is designed to provide reasonable assurance to USCF and the Board of USCF regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. USCF’s report on internal control over financial reporting is set forth above under the heading, “Management’s Annual Report on Internal Control Over Financial Reporting” in Item 8 of this annual report on Form 10-K.

Change in Internal Control Over Financial Reporting

There were no changes in USL’s internal control over financial reporting during USL’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, USL’s internal control over financial reporting.

Item 9B.  Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the CEA, each month USL publishes an account statement for its shareholders, which includes a Statement of Income (Loss) and a Statement of Changes in Net Asset Value. The account statement is furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on USL’s website at www.unitedstatescommodityfunds.com.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF.  USL has no executive officers.  Pursuant to the terms of the LP Agreement, USL’s affairs are managed by USCF.  The following principals of USCF serve in the below mentioned capacities:

Name	Capacity
Nicholas D. Gerber	President, Chief Executive Officer and Management Director of USCF
Howard Mah	Chief Financial Officer, Secretary, Treasurer and Management Director of USCF
Andrew F. Ngim	Management Director of USCF and Portfolio Manager
John T. Hyland	Chief Investment Officer of USCF
Carolyn M. Yu	Chief Compliance Officer of USCF
John P. Love	Senior Portfolio Manager
Ray W. Allen	Portfolio Manager
Gordon L. Ellis	Independent Director of USCF
Malcolm R. Fobes	Independent Director of USCF
Peter M. Robinson	Independent Director of USCF

Nicholas D. Gerber, 51, President and Chief Executive Officer since June 2005.  Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013.  From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc.  Mr. Gerber also served as Vice President and Chief Investment Officer of Lyon’s Gate Reinsurance Company, Ltd., from June 2003 to December 2009, which was a company that reinsured workmen’s compensation insurance. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors.  He has served as a Management Director of USCF since May 2005 and has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009.  Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a BA from Skidmore College and holds an NFA Series 3 registration.

Howard Mah, 49, Secretary, Chief Financial Officer and Treasurer of USCF since June 2005, May 2006 and February 2012, respectively.  Mr. Mah co-founded USCF and has served as a Management Director since May 2005.  He has been a principal of USCF listed with the CFTC and NFA since November 2005 and its Chief Compliance Officer from May 2006 to February 2013.  Since January 2001, Mr. Mah has served as Chief Compliance Officer for Ameristock Corporation which he co-founded in March 1995; Secretary of Ameristock Mutual Fund, Inc. from June 1995 to January 2013 and its Chief Compliance Officer from August 2004 to January 2013.  Mr. Mah also served as a tax and finance consultant in private practice from January 1995 to December 2013.  Mr. Mah earned his MBA degree in finance from the University of San Francisco and a BEd from the University of Alberta.

Andrew F. Ngim, 53, co-founded USCF in 2005 and has served as a Management Director since May 2005.  Mr. Ngim has served as the portfolio manager for USCI, CPER, USAG and USMI since January 2013.  Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. Prior to and concurrent with his services to USCF, from January 1999 to January 2013 Mr. Ngim served as a Managing Director for Ameristock Corporation which he co-founded in March 1995 and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013.  Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005.  Mr. Ngim earned his BA from the University of California at Berkeley.

John T. Hyland, 54, Chief Investment Officer since January 2008.  Mr. Hyland has also served as a portfolio manager for USCF from April 2006 until June 2012.  In July 2001, Mr. Hyland founded Towerhouse Capital Management, LLC, a firm that provided portfolio management and new fund development expertise to non-U.S. institutional investors through December 2009.  Since January 2010, Towerhouse Capital Management, LLC has been inactive.  He has been listed with the CFTC and NFA as an associate member and associated person of USCF since December 2005, principal and swap associated person since January 2006 and August 2013, respectively. Mr. Hyland graduated from the University of California at Berkeley, holds an NFA Series 3 registration and is a CFA Charterholder.

Carolyn M. Yu, 55, Chief Compliance Officer and Associate Counsel since February 2013 and August 2011, respectively.  Previously, Ms. Yu served as Branch Chief with the Securities Enforcement Branch for the State of Hawaii, Department of Commerce and Consumer Affairs from February 2008 to August 2011.  She has been a principal of USCF listed with the CFTC and NFA since August 2013. Ms. Yu earned her JD from Golden Gate University School of Law and a BS in business administration from San Francisco State University.

John P. Love, 42, Senior Portfolio Manager of USCF since March 2010.  Mr. Love is currently the portfolio manager of UNG, UGA, UHN and UNL.  Prior to that, he was a portfolio manager for the other Related Public Funds beginning with the launch of USO in April 2006.   Mr. Love has been a principal of USCF listed with the CFTC and NFA since December 2005.  Mr. Love earned a BA from the University of Southern California, holds NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Ray W. Allen, 57, Portfolio Manager of USCF since January 2008.  Mr. Allen was the portfolio manager of UGA, UHN and UNL from January 2008 until March 2010 and has been the portfolio manager of USO, USL, DNO and BNO since March 2010.  He has been a principal of USCF listed with the CFTC and NFA since March 2009 and was an associated person of USCF from March 2008 to November 2012.  Mr. Allen earned a BA in economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Gordon L. Ellis, 67, Independent Director of USCF since September 2005.  Previously, Mr. Ellis was a founder of International Absorbents, Inc., its Class 1 Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996.  He also served as a director of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc.  International Absorbents, Inc. and Absorption Corp. were sold to a private investment banking firm in May 2010.  Mr. Ellis serves as a director of the privatized firm since May 2010.  Concurrent with that, he founded and has served as Chairman of Lupaka Gold Corp. since November 2000.  Between, November 2000 to May 2010, Lupaka Gold Corp. was known as Kcrok Enterprises Ltd.  Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada).  He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is an engineer and earned an MBA in international finance.

Malcolm R. Fobes III, 49, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005.  He founded and is the Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997.  Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940.  Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry.  He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005.  He earned a BS in finance and economics from San Jose State University in California.

Peter M. Robinson, 56, Independent Director of USCF since September 2005.  Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University.  He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995).  Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005.  He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: Nicholas Gerber, Melinda Gerber, the Nicholas and Melinda Gerber Living Trust, Howard Mah, Andrew Ngim, Peter Robinson, Gordon Ellis, Malcolm Fobes, John Love, John Hyland, Ray Allen, Carolyn Yu, Wainwright Holdings Inc. and Margaret Johnson. These individuals are Principals due to their positions, however, Nicholas Gerber and Melinda Gerber are also Principals due to their controlling stake in Wainwright. None of the Principals owns or has any other beneficial interest in USL. Ray Allen and John Hyland make trading and investment decisions for USL. John Love and Ray Allen execute trades on behalf of USL. In addition, Nicholas Gerber and John Hyland are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members.

Audit Committee

The Board of USCF has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes III). The audit committee is governed by an audit committee charter that is posted on USL’s website at www.unitedstatescommodityfunds.com. Any shareholder of USL may also obtain a printed copy of the audit committee charter, free of charge, by calling 1-800-920-0259. The Board has determined that each member of the audit committee meets the financial literacy requirements of the NYSE Arca and the audit committee charter. The Board has further determined that each of Messrs. Ellis and Fobes have accounting or related financial management expertise, as required by the NYSE Arca, such that each of them is considered an “Audit Committee Financial Expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

Other Committees

Since the individuals who perform work on behalf of USL are not compensated by USL, but instead by USCF, USL does not have a compensation committee. Similarly, since the directors noted above serve on the Board of USCF, there is no nominating committee of the Board that acts on behalf of USL. USCF believes that it is necessary for each member of the Board to possess many qualities and skills. USCF further believes that all directors should possess a considerable amount of business management and educational experience. There have not been any vacancies on USCF’s Board since the commencement of operations of USL in April 2006; however, if such a vacancy were to occur, the members of the Board would consider a candidate’s management experience as well as his/her background, stature, conflicts of interest, integrity and ethics. In connection with this, the Board would also consider issues of diversity, such as diversity of gender, race and national origin, education, professional experience and differences in viewpoints and skills. The Board does not have a formal policy with respect to diversity; however, the Board believes that it is essential that the Board members represent diverse viewpoints.

Corporate Governance Policy

The Board of USCF has adopted a Corporate Governance Policy that applies to USL and the Related Public Funds. USL has posted the text of the Corporate Governance Policy on its website at www.unitedstatescommodityfunds.com. Any shareholder of USL may also obtain a printed copy of the Corporate Governance Policy, free of charge, by calling 1-800-920-0259.

Code of Ethics

USCF has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and also to USL. USL has posted the text of the Code of Ethics on its website at www.unitedstatescommodityfunds.com. Any shareholder of USL may also obtain a printed copy of the Code of Ethics, free of charge, by calling 1-800-920-0259. USL intends to disclose any amendments or waivers to the Code of Ethics applicable to USCF’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on its website.

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

Board Leadership Structure and Role in Risk Oversight

The Board of USCF is led by a Chairman, Nicholas Gerber, who is also the President and CEO of USCF. The Board’s responsibilities include: (i) the selection, evaluation, retention and succession of the Chief Executive Officer and the oversight of the selection and performance of other executive officers, (ii) understanding, reviewing and monitoring the implementation of strategic plans, annual operating plans and budgets, (iii) the selection and oversight of USL’s independent auditors and the oversight of USL’s financial statements, (iv) advising management on significant issues, (v) the review and approval of significant company actions and certain other matters, (vi) nominating directors and committee members and overseeing effective corporate governance and (vii) the consideration of other constituencies, such as USCF’s and USL’s customers, employees, suppliers and the communities impacted by USL. The non-management directors have designated Malcolm R. Fobes III as the presiding independent director. Mr. Fobes’ role as the presiding independent director includes presiding over each executive session of the non-management directors, facilitating communications by shareholders and employees with the non-management directors and may also include representing the non-management directors with respect to certain matters as to which the views of the non-management directors are sought pursuant to USL’s Corporate Governance Policy.

The Board believes that Mr. Gerber is best situated to serve as Chairman of USCF because he is the director most familiar with the business of USCF, including investing in the futures contracts and other commodity interests in order to track the benchmark futures contracts of USL and the Related Public Funds. Because of his background, he is most capable of effectively leading the discussion and execution of new strategic objectives. The independent directors of USCF are actively involved in the oversight of USCF and, because of their varied backgrounds, provide different perspectives in connection with the oversight of USCF, USL and the Related Public Funds. USCF’s independent directors bring expertise from outside USCF and the commodities industry, while Mr. Gerber brings company-specific and industry-specific experience and expertise. The Board believes that the combined role of Chairman and Chief Executive Officer facilitates information flow between USCF and the Board, including the independent directors, which is essential to effective governance.

Risk Management

The full Board is actively involved in overseeing the management and operation of USCF, including oversight of the risks that face USL and the Related Public Funds. For example, the Board has adopted an Investment Policy and a Policy for Use of Derivatives. The policies are intended to ensure that USCF takes prudent and careful action while entering into and managing investments taken by USL, including Oil Futures Contracts or Other Oil-Related Investments such as over-the-counter swap contracts. Additionally, the policies are intended to provide assurance that there is sufficient flexibility in controlling risks and returns associated with the use of investments by USL. The policies, among other things, limit USL’s ability to have too high of a concentration of its assets in non-exchange traded futures contracts or cleared swap contracts or concentrating its investments in too few counterparties, absent prior approval from the Board. Existing counterparties are reviewed periodically by the Board to ensure that they continue to meet the criteria outlined in the policies. The Board tasks USCF with assessing risks, including market risk, credit risk, liquidity risk, cash flow risk, basis risk, legal and tax risk, settlement risk, and operational risk.

The Board also determines compensation payable to employees of USCF, including the portfolio managers of each of USL and the Related Public Funds. The compensation of certain employees of USCF is, in part, based on the amount of assets under management by USL and the Related Public Funds. The Board feels that compensating certain employees, in part, based on the amount of assets under management is appropriate since having more assets in a fund generally reflects that investors perceive the fund’s investment objective is being met. There are certain risks that may arise as a result of a growth in assets under management. For example, if position limits are imposed on USL and the assets under management continue to increase, then USL may not be able to invest solely in the Benchmark Oil Futures Contracts and may have to invest in over-the-counter swap contracts or Other Oil-Related Investments as it seeks to track its benchmark. Other Oil Futures Contracts in which USL may invest may not track changes in the price of the Benchmark Oil Futures Contracts. Other Oil-Related Investments, including over-the-counter swap contracts, may also expose USL to increased counterparty credit risk and may be less liquid and more difficult to value than Oil Futures Contracts. USL and the Related Public Funds ameliorate the potential credit, liquidity and valuation risks by fully collateralizing any over-the-counter swap contracts or other investments. In making compensation decisions, the Board considers whether a compensation arrangement would expose USL or the Related Public Funds to additional risks and whether the risks posed by such arrangement are consistent with the best interests of USL’s investors.

Other Information

In addition to the certifications of the Chief Executive Officer and Chief Financial Officer of USCF filed or furnished with this annual report on Form 10-K regarding the quality of USL’s public disclosure, USL will submit, within 30 days after filing this annual report on Form 10-K, to the NYSE Arca a certification of the Chief Executive Officer of USCF certifying that he is not aware of any violation by USL of NYSE Arca corporate governance listing standards.

Item 11.  Executive Compensation.

Compensation to USCF and Other Compensation

USL does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of USL and other entities controlled by USCF. USL does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. USL pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.60% of its average daily net assets. For 2013, USL accrued aggregate management fees of $510,978.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2013, by the directors of USCF. USL’s portion of the aggregate fees paid to the directors for the year ended December 31, 2013 was $10,754.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None of the directors or executive officers of USCF own any shares of USL. The following table sets forth information regarding the beneficial ownership of USL’s shares by each person or entity known to it to be the beneficial owner of more than 5% of its outstanding shares as of March 10, 2014. The information in the table is based solely on a Schedule 13G filed with the SEC on February 13, 2013 by the Guardian Life Insurance Company of America (“Guardian”).

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
The Guardian Life Insurance Company of America	90,413 *	6.03%
7 Hanover Square
New York, NY 10004

*	Guardian has reported that it has sole voting and sole dispositive power over the shares.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

USL has and will continue to have certain relationships with USCF and its affiliates. However, there have been no direct financial transactions between USL and the directors or officers of USCF that have not been disclosed herein. See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Any transaction with a related person that must be disclosed in accordance with SEC Regulation S-K item 404(a), including financial transactions by USL with directors or executive officers of USCF or holders of beneficial interests in USCF or USL of more than 5%, will be subject to the provisions regarding “Resolutions of Conflicts of Interest; Standard of Care” as set forth in Section 7.7 of the LP Agreement and will be reviewed and approved by the audit committee of the Board of USCF.

Director Independence

In February 2014, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, USL or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14.  Principal Accountant Fees and Services.

The fees for services billed to USL by its independent auditors for the last two fiscal years are as follows:

	2013	2012
Audit fees	$85,000	$85,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
	$85,000	$85,000

Audit fees consist of fees paid to Spicer Jeffries LLP for (i) the audit of USL’s annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q and certain of USL’s current reports on Form 8-K; (ii) the audit of USL’s internal control over financial reporting included in the annual report on Form 10-K; and (iii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

Tax fees consist of fees paid to Spicer Jeffries LLP for professional services rendered in connection with tax compliance and partnership income tax return filings.

The audit committee has established policies and procedures which are intended to control the services provided by USL’s independent auditors and to monitor their continuing independence. Under these policies and procedures, no audit or permitted non-audit services (including fees and terms thereof), except for the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, may be undertaken by USL’s independent auditors unless the engagement is specifically pre-approved by the audit committee. The audit committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals must be presented to the full audit committee at its next scheduled meeting.

Part IV

Item 15.  Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 60.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(2)	Second Amended and Restated Agreement of Limited Partnership.
3.3(3)	Fifth Amended and Restated Limited Liability Company Agreement of USCF.
10.1(4)	Form of Initial Authorized Purchaser Agreement.
10.2(5)	Marketing Agent Agreement.
10.3(5)	Amendment Agreement to the Marketing Agent Agreement.
10.4(6)	Second Amendment to the Marketing Agent Agreement.
10.5(2)	Third Amendment to the Marketing Agent Agreement.
10.6(7)	Amendment to the License Agreement.
10.7(8)	Third Amendment to License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.8(5)	Custodian Agreement.
10.9(9)	Amendment Agreement to the Custodian Agreement.
10.10(6)	Second Amendment Agreement to the Custodian Agreement.
10.11(5)	Administrative Agency Agreement.
10.12(9)	Amendment Agreement to the Administrative Agency Agreement.
10.13(6)	Second Amendment Agreement to the Administrative Agency Agreement.
10.14(10)	Form of United States Commodity Funds LLC Director Deferred Compensation Agreement.
14.1(11)	Code of Ethics.
23.1(11)	Consent of Independent Registered Public Accounting Firm.
31.1(11)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(11)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(11)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(11)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
101.INS(12)	XBRL Instance Document.
101.SCH(12)	XBRL Taxonomy Extension Schema.
101.CAL(12)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(12)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(12)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(12)	XBRL Taxonomy Extension Presentation Linkbase.
(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-144348) filed on July 5, 2007.
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 2012, filed on March 13, 2013.
(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 2011, filed on March 8, 2012.
(4)	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-144348) filed on November 16, 2007.
(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed on November 16, 2009.
(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 9, 2012.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 2007, filed on March 26, 2008.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2011.
(9)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 2008, filed on March 31, 2009.
(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 1, 2010.
(11)	Filed herewith.
(12)
In accordance with Rule 402 of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Date: March 10, 2014

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: March 10, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	March 10, 2014
Nicholas D. Gerber

/s/ Howard Mah	Management Director	March 10, 2014
Howard Mah

/s/ Andrew Ngim	Management Director	March 10, 2014
Andrew Ngim

/s/ Peter M. Robinson	Independent Director	March 10, 2014
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	March 10, 2014
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	March 10, 2014
Malcolm R. Fobes III

