Form 10-Q
period 2014-03-31
United States 12 Month Oil Fund, LP
filed 2014-05-12
CIK 1405528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2014.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33859

United States 12 Month Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431897
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

UNITED STATES 12 MONTH OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1.          Condensed Financial Statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Financial Condition

At March 31, 2014 (Unaudited) and December 31, 2013

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents (Notes 2 and 5)	$51,746,053	$59,384,208
Equity in trading accounts:
Cash and cash equivalents	3,086,894	3,548,144
Unrealized gain on open commodity futures contracts	2,748,660	1,642,450
Dividend receivable	1,009	1,218
Other assets	7,551	1,820

Total assets	$57,590,167	$64,577,840

Liabilities and Partners' Capital
Investment payable	$–	$2,141,524
Professional fees payable	224,140	291,402
General Partner management fees payable (Note 3)	29,806	32,864
Brokerage commissions payable	2,212	2,212
Other liabilities	4,818	5,472

Total liabilities	260,976	2,473,474

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	57,329,191	62,104,366
Total Partners' Capital	57,329,191	62,104,366

Total liabilities and partners' capital	$57,590,167	$64,577,840

Limited Partners' shares outstanding	1,300,000	1,450,000
Net asset value per share	$44.10	$42.83
Market value per share	$44.07	$42.88

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2014

	Number of Contracts	Unrealized Gain on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL May 2014 contracts, expiring April 2014	50	$450,730	0.79
NYMEX WTI Crude Oil Futures CL June 2014 contracts, expiring May 2014	50	422,130	0.74
NYMEX WTI Crude Oil Futures CL July 2014 contracts, expiring June 2014	49	398,980	0.70
NYMEX WTI Crude Oil Futures CL August 2014 contracts, expiring July 2014	50	272,480	0.47
NYMEX WTI Crude Oil Futures CL September 2014 contracts, expiring August 2014	49	200,920	0.35
NYMEX WTI Crude Oil Futures CL October 2014 contracts, expiring September 2014	49	69,180	0.12
NYMEX WTI Crude Oil Futures CL November 2014 contracts, expiring October 2014	50	69,370	0.12
NYMEX WTI Crude Oil Futures CL December 2014 contracts, expiring November 2014	49	213,420	0.37
NYMEX WTI Crude Oil Futures CL January 2015 contracts, expiring December 2014	49	144,810	0.25
NYMEX WTI Crude Oil Futures CL February 2015 contracts, expiring January 2015	50	289,690	0.51
NYMEX WTI Crude Oil Futures CL March 2015 contracts, expiring February 2015	49	162,590	0.28
NYMEX WTI Crude Oil Futures CL April 2015 contracts, expiring March 2015	49	54,360	0.09
Total Open Futures Contracts *	593	$2,748,660	4.79

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.07%, 4/24/2014	$2,000,000	$1,999,917	3.49

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	161,900	161,900	0.28
Goldman Sachs Financial Square Funds - Government Fund - Class FS	455,360	455,360	0.80
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	20,537,560	20,537,560	35.82
Wells Fargo Advantage Government Money Market Fund - Class I	15,001,245	15,001,245	26.17
Total Money Market Funds		36,156,065	63.07
Total Cash Equivalents		$38,155,982	66.56

* Collateral amounted to $3,086,894 on open futures contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2014 and 2013

	Three months ended March 31, 2014	Three months ended March 31, 2013
Income
Gain on trading of commodity futures contracts:
Realized gain on closed contracts	$525,150	$1,165,190
Change in unrealized gain on open positions	1,106,210	2,312,560
Dividend income	3,037	5,612
Interest income	1,828	2,195
Other income	700	2,450

Total income	1,636,925	3,488,007

Expenses
General Partner management fees (Note 3)	86,453	153,776
Professional fees	51,393	50,818
Registration fees	–	29,362
Brokerage commissions	1,400	3,982
Other expenses	6,338	9,157

Total expenses	145,584	247,095

Net income	$1,491,341	$3,240,912
Net income per limited partnership share	$1.27	$1.22
Net income per weighted average limited partnership share	$1.09	$1.26
Weighted average limited partnership shares outstanding	1,371,667	2,567,222

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2014

	General Partner	Limited Partners	Total

Balances, at December 31, 2013	$–	$62,104,366	$62,104,366
Redemption of 150,000 partnership shares	–	(6,266,516)	(6,266,516)
Net income	–	1,491,341	1,491,341

Balances, at March 31, 2014	$–	$57,329,191	$57,329,191

Net Asset Value Per Share:
At December 31, 2013			$42.83
At March 31, 2014			$44.10

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2014 and 2013

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash Flows from Operating Activities:
Net income	$1,491,341	$3,240,912
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Decrease in commodity futures trading account - cash and cash equivalents	461,250	4,537,739
Unrealized gain on open futures contracts	(1,106,210)	(2,312,560)
Decrease in dividend receivable	209	823
(Increase) decrease in other assets	(5,731)	23,379
Decrease in investment payable	(2,141,524)	-
Decrease in professional fees payable	(67,262)	(82,104)
Increase (decrease) in General Partner management fees payable	(3,058)	547
Increase (decrease) in other liabilities	(654)	233
Net cash provided by (used in) operating activities	(1,371,639)	5,408,969

Cash Flows from Financing Activities:
Addition of partnership shares	-	20,455,450
Redemption of partnership shares	(6,266,516)	(20,639,699)
Net cash used in financing activities	(6,266,516)	(184,249)

Net Increase (Decrease) in Cash and Cash Equivalents	(7,638,155)	5,224,720

Cash and Cash Equivalents, beginning of period	59,384,208	86,708,443
Cash and Cash Equivalents, end of period	$51,746,053	$91,933,163

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2014 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States 12 Month Oil Fund, LP (“USL”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007. USL is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USL’s shares traded on the American Stock Exchange (the “AMEX”). USL will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of USL is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the average of the prices of the 12 futures contracts for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), less USL’s expenses. When calculating the daily movement of the average price of the 12 contracts, each contract month will be equally weighted. It is not the intent of USL to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. It is not the intent of USL to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contracts as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of USL, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USL accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of March 31, 2014, USL held 593 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures.

USL commenced investment operations on December 6, 2007 and has a fiscal year ending on December 31. USCF is responsible for the management of USL. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, UGA’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI, CPER, USAG and USMI listed their shares on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011, “USAG” on April 13, 2012 and “USMI” on June 19, 2012, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.”

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

The applicable transaction fee paid by Authorized Purchasers is $350 to USL for each order they place to create or redeem one or more baskets (“Redemption Baskets”). Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of USL but rather at market prices quoted on such exchange.

On December 4, 2007, USL initially registered 11,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On December 6, 2007, USL listed its shares on the AMEX under the ticker symbol “USL.” On that day, USL established its initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. USL also commenced investment operations on December 6, 2007, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil.  As a result of the acquisition of the AMEX by NYSE Euronext, USL commenced trading on the NYSE Arca on November 25, 2008. As of March 31, 2014, USL had registered a total of 111,000,000 shares.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in conformity with GAAP as detailed in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. USL is an investment company and follows the accounting and reporting guidance in FASB Topic 946.

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

In accordance with GAAP, USL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USL files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USL is not subject to income tax return examinations by major taxing authorities for years before 2010. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USL recording a tax liability that reduces net assets. However, USL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2014.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

USL receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in USL’s condensed statements of financial condition as receivable for shares sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for shares redeemed.

Authorized Purchasers pay USL a fee of $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2014.

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

Ongoing Registration Fees and Other Offering Expenses

USL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2014, USL did not incur registration fees and other offering expenses. For the three months ended March 31, 2013, USL incurred $29,362 in registration fees and other offering expenses.

Directors’ Fees and Expenses

USL is responsible for paying its portion of the directors’ and officers’ liability insurance for USL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USL and the Related Public Funds. USL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2014 are estimated to be a total of $560,625 for USL and the Related Public Funds.

Licensing Fees

As discussed in Note 4 below, USL entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USL and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2014 and 2013, USL incurred $2,161 and $3,844, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USL’s audit expenses and tax accounting and reporting requirements are paid by USL. These costs are estimated to be $175,000 for the year ending December 31, 2014.

Other Expenses and Fees

In addition to the fees described above, USL pays all brokerage fees and other expenses in connection with the operation of USL, excluding costs and expenses paid by USCF as outlined in Note 4 below.

NOTE 4 — CONTRACTS AND AGREEMENTS

USL is party to a marketing agent agreement, dated as of November 13, 2007, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for USL as outlined in the agreement. The fee of the Marketing Agent, which is borne by USCF, is equal to 0.06% on USL’s assets up to $3 billion and 0.04% on USL’s assets in excess of $3 billion. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution related services exceed 10% of the gross proceeds of USL’s offering.

The above fee does not include website construction and development, which are also borne by USCF.

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

On October 8, 2013, USL entered into a brokerage agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as USL’s futures commission merchant (“FCM”), effective October 10, 2013. Prior to October 10, 2013, the FCM was UBS Securities LLC (“UBS Securities”). The agreements require RBC Capital and UBS Securities to provide services to USL in connection with the purchase and sale of Oil Futures Contracts and Other Oil-Related Investments that may be purchased and sold by or through RBC Capital and/or UBS Securities for USL’s account. In accordance with each agreement, RBC Capital and UBS Securities charge USL commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Oil Futures Contracts and options on Oil Futures Contracts. Such fees include those incurred when purchasing Oil Futures Contracts and options on Oil Futures Contracts when USL issues shares as a result of a Creation Basket, as well as fees incurred when selling Oil Futures Contracts and options on Oil Futures Contracts when USL redeems shares as a result of a Redemption Basket. Such fees are also incurred when Oil Futures Contracts and options on Oil Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. USL also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the three months ended March 31, 2014, total commissions accrued to brokers amounted to $1,400. Of this amount, approximately $999, or 71.36%, was a result of rebalancing costs and approximately $401, or 28.64%, was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended March 31, 2013, total commissions accrued to brokers amounted to $3,982. Of this amount, approximately $1,852, or 46.51%, was a result of rebalancing costs and approximately $2,130, or 53.49%, was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily a function of decreased brokerage fees due to a lower number of futures contracts being held and traded as a result of the decrease in USL’s total net assets and a decrease in creation/redemption activity during the three months ended March 31, 2014. The decrease in total net assets and creation/redemption activity required USL to purchase a fewer number of Oil Futures Contracts and incur a lower amount of broker commissions during the three months ended March 31, 2014. As an annualized percentage of average daily total net assets, the figure for the three months ended March 31, 2014 represents approximately 0.01% of average daily total net assets. By comparison, the figure for the three months ended March 31, 2013 represented approximately 0.01% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

NOTE 5 — FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

USL engages in the trading of futures contracts, options on futures contracts and cleared swaps (collectively, “derivatives”). USL is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract. USL may enter into futures contracts and options on futures contracts to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are over-the-counter agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, but which are not traded on an exchange. A cleared swap is created when the parties to an off-exchange over-the-counter swap transaction agree to extinguish their over-the-counter contract and replace it with a cleared swap. Cleared swaps are intended to provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

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

Futures contracts, options on futures contracts and cleared swaps involve, to varying degrees, elements of market risk (specifically commodity price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure USL has in the particular classes of instruments. Additional risks associated with the use of futures contracts are an imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract.

All of the futures contracts held by USL were exchange-traded through March 31, 2014. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USL’s cash in money market funds that seek to maintain a stable per share NAV. USL is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2014 and December 31, 2013, USL held investments in money market funds in the amounts of $36,156,065 and $51,156,064, respectively. USL also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2014 and December 31, 2013, USL held cash deposits and investments in Treasuries in the amounts of $18,676,882 and $11,776,288, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should USL’s custodian and/or futures commission merchant cease operations.

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

The financial instruments held by USL are reported in its condensed statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2014 and 2013 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended	For the three months ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$42.83	$39.81
Total income	1.38	1.32
Total expenses	(0.11)	(0.10)
Net increase in net asset value	1.27	1.22
Net asset value, end of period	$44.10	$41.03

Total Return	2.97%	3.06%

Ratios to Average Net Assets
Total income	2.80%	3.36%
Expenses excluding management fees*	0.41%	0.36%
Management fees*	0.60%	0.60%
Net income	2.55%	3.12%

* Annualized

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USL.

NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the valuation of USL’s securities at March 31, 2014 using the fair value hierarchy:

At March 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$38,155,982	$38,155,982	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	2,748,660	2,748,660	—	—

During the three months ended March 31, 2014, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USL’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$59,154,742	$59,154,742	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	1,642,450	1,642,450	—	—

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

Fair Value of Derivative Instruments

	Condensed
Derivatives not Accounted	Statements of Financial	Fair Value	Fair Value
for as Hedging Instruments	Condition Location	At March 31, 2014	At December 31, 2013
Futures - Commodity Contracts	Assets	$2,748,660	$1,642,450

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2014		March 31, 2013
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)
Accounted for	on Derivatives	on Derivatives	on Derivatives	on Derivatives	on Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures – Commodity Contracts	Realized gain on closed positions	$525,150		$1,165,190

	Change in unrealized gain on open positions		$1,106,210		$2,312,560

NOTE 8 — SUBSEQUENT EVENTS

USL has performed an evaluation of subsequent events through the date the condensed financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of the United States 12 Month Oil Fund, LP (“USL”) included elsewhere in this quarterly report on Form 10-Q.

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

USL has based the forward-looking statements included in this quarterly report on Form 10-Q on information available to it on the date of this quarterly report on Form 10-Q, and USL assumes no obligation to update any such forward-looking statements. Although USL undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that USL may make directly to them or through reports that USL in the future files with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Introduction

USL, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of USL is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the average of the prices of 12 futures contracts for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), less USL’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. When calculating the daily movement of the average price of the 12 contracts, each contract month will be equally weighted. It is not the intent of USL to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. It is not the intent of USL to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. The general partner of USL, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below).

USL invests in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil interests such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). For convenience and unless otherwise specified, Oil Futures Contracts and Other Oil-Related Investments collectively are referred to as “Oil Interests” in this quarterly report on Form 10-Q.

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

The accountability levels for the Benchmark Futures Contracts and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Futures Contracts is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, ICE Futures maintains accountability levels, position limits and monitoring authority for its futures contracts for light, sweet crude oil. If USL and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USL could be ordered to reduce its position back to the accountability level. As of March 31, 2014, USL held 593 futures contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures. For the three months ended March 31, 2014, USL did not exceed accountability levels imposed by the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USL will run up against such position limits because USL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during one day each month. For the three months ended March 31, 2014, USL did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

On November 5, 2013, the CFTC proposed a rulemaking that would establish specific limits on speculative positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). On the same date, the CFTC proposed another rule addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”). Specifically, the Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: over-the-counter (“OTC”), DCMs, SEFs as well as non-U.S. located platforms. Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, USL may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Proposed Aggregation Requirements may affect USL, but it may be substantial and adverse. By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of USL to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of USL. See “Commodity Interest Markets – Regulation” in this quarterly report on Form 10-Q for additional information.

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of USL to achieve its investment objective.

“Swap” Transactions

The Dodd-Frank Act imposes regulatory requirements on certain “swap” transactions that USL is authorized to engage in that may ultimately impact the ability of USL to meet its investment objective. On August 13, 2012, the CFTC and the SEC published joint final rules defining the terms “swap” and “security-based swap.” The term “swap” is broadly defined to include various types of over-the-counter derivatives, including swaps and options. The effective date of these final rules was October 12, 2012.

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations “derivative clearing organizations” (“DCOs”), if the CFTC mandates the central clearing of a particular contract. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCOs. This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 11, 2013. Beginning on March 11, 2013, “swap dealers,” “major swap participants” and certain active funds were required to clear certain credit default swaps and interest rate swaps; and beginning on June 10, 2013, commodity pools, certain private funds and entities predominantly engaged in financial activities were required to clear the same types of swaps. As a result, if USL enters into or has entered into certain interest rate and credit default swaps on or after June 10, 2013, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require USL to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organizations, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable Prudential Regulator.

The Dodd-Frank Act also requires that certain swaps determined to be available to trade on a SEF must be executed over such a facility. On June 5, 2013, the CFTC published a final rule regarding the obligations of SEFs, including the obligation for facilities offering multiple person execution services to register as a SEF by October 2, 2013. Based upon applications filed by several SEFs with the CFTC, the CFTC has determined that certain interest rate swaps and credit default index swaps are available to trade on SEFs and beginning on February 15, 2014, certain interest rate swaps and credit default index swaps must be executed on a SEF.

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

As the regulatory requirements are constantly evolving, it is difficult to predict the effect and regulatory changes may have on USL.

Price Movements

Crude oil futures prices were volatile during the three months ended March 31, 2014 and exhibited moderate daily swings along with a slight upward trend during the period. The average price of the Benchmark Oil Futures Contracts started the period at $95.79 per barrel. Average prices hit a peak on March 3, 2014 at $99.24 per barrel. The low of the period was on January 13, 2014 when prices reached $89.56 per barrel. The period ended with the average price of the Benchmark Oil Futures Contracts at $96.72 per barrel, up approximately 0.97% over the period. USL’s per share NAV started the period at $42.83 and ended the period at $44.10 on March 31, 2014, an increase of approximately 2.97% over the period. USL’s per share NAV reached its high for the period on March 3, 2014 at $44.87 and reached its low for the period on January 13, 2014 at $40.25. The average Benchmark Oil Futures Contract prices listed above began with the February 2014 to January 2015 contracts and ended with the May 2014 to April 2015 contracts. The increase of approximately 0.97% on the average price of the Benchmark Oil Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing crude Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USL seeks to track, which are more fully described below in the section titled “Tracking USL’s Benchmark.”

During the three months ended March 31, 2014, crude oil was predominantly in backwardation, meaning that the price of the near month crude Oil Futures Contract was greater than the price of the next month crude Oil Futures Contract, and contracts further away from expiration. Crude oil inventories, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the remainder of 2010 and the beginning of 2011. During the year ended December 31, 2013, crude oil inventories, particularly those in Cushing, Oklahoma, began to draw down from present levels, which contributed to the crude oil futures market moving into backwardation through the end of December 2013. During the three months ended March 31, 2014, crude oil inventories began to draw down from present levels which contributed to the crude oil futures market moving into backwardation through the end of March 2014. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

Valuation of Oil Futures Contracts and the Computation of the Per Share NAV

The per share NAV of USL’s shares is calculated once each NYSE Arca trading day. The per share NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. USL’s administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other USL investments, including ICE Futures contracts or other futures contracts, as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time.

Results of Operations and the Crude Oil Market

Results of Operations. On December 6, 2007, USL listed its shares on the American Stock Exchange (the “AMEX”) under the ticker symbol “USL.” On that day, USL established its initial offering price at $50.00 per share and issued 300,000 shares to the initial authorized purchaser in exchange for $15,000,000 in cash. As a result of the acquisition of the AMEX by NYSE Euronext, USL’s shares no longer trade on the AMEX and commenced trading on the NYSE Arca on November 25, 2008.

Since its initial offering of 11,000,000 shares, USL has registered one subsequent offering of its shares: 100,000,000 shares which were registered with the SEC on March 31, 2009. Shares offered by USL in the subsequent offerings were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. As of March 31, 2014, USL had issued 14,200,000 shares, 1,300,000 of which were outstanding. As of March 31, 2014, there were 96,800,000 shares registered but not yet issued.

More shares may have been issued by USL than are outstanding due to the redemption of shares. Unlike funds that are registered under the Investment Company Act of 1940, as amended, shares that have been redeemed by USL cannot be resold by USL. As a result, USL contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2014, USL had the following authorized purchasers: Citadel Securities LLC, Citigroup Global Markets Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., NewEdge Group LLC, Nomura Securities International Inc., RBC Capital Markets Corporation, SG Americas Securities LLC and Virtu Financial Capital Markets.

For the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

As of March 31, 2014, the total unrealized gain on Oil Futures Contracts owned or held on that day was $2,748,660 and USL established cash deposits and investments in short-term obligations of the United States of two years or less (“Treasuries”) and money market funds that were equal to $54,832,947. USL held 94.37% of its cash assets in overnight deposits and investments in money market funds at its custodian bank, while 5.63% of the cash balance was held as investments in Treasuries and margin deposits for the Oil Futures Contracts purchased at the FCM. The ending per share NAV on March 31, 2014 was $44.10.

By comparison, as of March 31, 2013, the total unrealized gain on Oil Futures Contracts owned or held on that day was $3,869,470 and USL established cash deposits and investments in Treasuries and money market funds that were equal to $98,928,865. USL held 92.93% of its cash assets in overnight deposits and investments in money market funds at its custodian bank, while 7.07% of the cash balance was held as investments in Treasuries and margin deposits for the Oil Futures Contracts purchased at the FCM. The decrease in cash assets in overnight deposits and investments in Treasuries and money market funds for March 31, 2014, as compared to March 31, 2013, was the result of USL’s smaller size as measured by total net assets during the three months ended March 31, 2014. The ending per share NAV on March 31, 2013 was $41.03. The increase in the per share NAV for March 31, 2014, as compared to March 31, 2013, was primarily a result of higher prices for crude oil and the related increase in the value of the Oil Futures Contracts in which USL had invested between the period ended March 31, 2013 and the period ended March 31, 2014.

Portfolio Expenses. USL’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that USL pays to USCF is calculated as a percentage of the total net assets of USL. USL pays USCF a management fee of 0.60% of its average daily total net assets. The fee is accrued daily and paid monthly.

During the three months ended March 31, 2014, the average daily total net assets of USL were $58,436,166. The management fee incurred by USL during the period amounted to $86,453. By comparison, during the three months ended March 31, 2013, the average daily total net assets of USL were $103,940,974. The management fee paid by USL during the period amounted to $153,776.

In addition to the management fee, USL pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its shares subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended March 31, 2014 was $59,131, as compared to $93,319 for the three months ended March 31, 2013. The decrease in total expenses excluding management fees for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, was primarily due to the fact that the amortization of prepaid registration expenses was completed in September 2013 and USL did not incur any new registration expenses since that time. For the three months ended March 31, 2014, USL did not incur ongoing registration fees and other expenses relating to the registration and offering of additional shares. By comparison, for the three months ended March 31, 2013, USL incurred $29,362 in ongoing registration fees and other expenses relating to the registration and offering of additional shares. The decrease in registration fees and expenses incurred by USL for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily due to the fact that amortization of prepaid registration expenses was completed in September 2013.

USL is responsible for paying its portion of the directors’ and officers’ liability insurance of USL and the United States Oil Fund, LP, the United States Natural Gas Fund, LP, the United States Gasoline Fund, LP, the United States Diesel-Heating Oil Fund, LP, the United States Short Oil Fund, LP, the United States 12 Month Natural Gas Fund, LP, the United States Brent Oil Fund, LP, the United States Commodity Index Fund, the United States Copper Index Fund, the United States Agriculture Index Fund and the United States Metals Index Fund (collectively, the “Related Public Funds”) and the fees and expenses of the independent directors who also serve as audit committee members of USL and the Related Public Funds. USL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2014 are estimated to be a total of $560,625 for USL and the Related Public Funds. By comparison, for the year ended December 31, 2013, these fees and expenses amounted to a total of $555,465 for USL and the Related Public Funds. USL’s portion of such fees and expenses for the year ended December 31, 2013 was $19,339.

USL also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or Treasuries. During the three months ended March 31, 2014, total commissions accrued to brokers amounted to $1,400. Of this amount, approximately $999, or 71.36%, was a result of rebalancing costs and approximately $401, or 28.64%, was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended March 31, 2013, total commissions accrued to brokers amounted to $3,982. Of this amount, approximately $1,852, or 46.51%, was a result of rebalancing costs and approximately $2,130, or 53.49%, was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily a function of decreased brokerage fees due to a lower number of futures contracts being held and traded as a result of the decrease in USL’s total net assets and a decrease in creation/redemption activity during the three months ended March 31, 2014. The decrease in total net assets and creation/redemption activity required USL to purchase a fewer number of Oil Futures Contracts and incur a lower amount of broker commissions during the three months ended March 31, 2014. As an annualized percentage of average daily total net assets, the figure for the three months ended March 31, 2014 represents approximately 0.01% of average daily total net assets. By comparison, the figure for the three months ended March 31, 2013 represented approximately 0.01% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USL’s audit expenses and tax accounting and reporting requirements are paid by USL. These costs are estimated to be $175,000 for the year ending December 31, 2014.

Dividend and Interest Income. USL seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USL to pay the full amount of the contract value at the time of purchase, but rather require USL to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USL retains an amount that is approximately equal to its total net assets, which USL invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USL’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended March 31, 2014, USL earned $4,865 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USL’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. USL purchased Treasuries during the three months ended March 31, 2014 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended March 31, 2013, USL earned $7,807 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USL’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. USL purchased Treasuries during the three months ended March 31, 2013 and also held cash and/or cash equivalents during this time period. Average interest rates earned on short-term investments held by USL, including cash, cash equivalents and Treasuries, were similar during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. As a result, the amount of income earned by USL as a percentage of average daily total net assets was similar during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Tracking USL’s Benchmark

USCF seeks to manage USL’s portfolio such that changes in its average daily per share NAV, on a percentage basis, closely track the daily changes in the average of the prices of the Benchmark Oil Futures Contracts, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in USL’s per share NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the prices of the Benchmark Oil Futures Contracts. As an example, if the average daily movement of the average of the prices of the Benchmark Oil Futures Contracts for a particular 30-valuation day time period was 0.50% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per share NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USL’s portfolio management goals do not include trying to make the nominal price of USL’s per share NAV equal to the average of the nominal prices of the current Benchmark Oil Futures Contracts or the spot price for light, sweet crude oil. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Oil Futures Contracts.

For the 30 valuation days ended March 31, 2014, the simple average daily change in the Benchmark Oil Futures Contracts was 0.064%, while the simple average daily change in the per share NAV of USL over the same time period was 0.060%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contracts, the average error in daily tracking by the per share NAV was (1.23)%, meaning that over this time period USL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. A significant portion of the level of USL’s relative tracking error as a percentage of the benchmark was due to periods of flat price returns.

Since the commencement of the offering of USL shares to the public on December 6, 2007 to March 31, 2014, the simple average daily change in the Benchmark Oil Futures Contracts was 0.014%, while the simple average daily change in the per share NAV of USL over the same time period was 0.012%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contracts, the average error in daily tracking by the per share NAV was (0.66)%, meaning that over this time period USL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in USL’s NAV and the changes in the Benchmark Oil Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended March 31, 2014. The second graph measures monthly changes from March 31, 2009 through March 31, 2014.

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative tracking measurement of the return performance of USL versus the return of its Benchmark Oil Futures Contracts can be calculated by comparing the actual return of USL, measured by changes in its per share NAV, versus the expected changes in its per share NAV under the assumption that USL’s returns had been exactly the same as the daily changes in its Benchmark Oil Futures Contracts.

For the three months ended March 31, 2014, the actual total return of USL as measured by changes in its per share NAV was 2.97%. This is based on an initial per share NAV of $42.83 as of December 31, 2013 and an ending per share NAV as of March 31, 2014 of $44.10. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $44.21 as of March 31, 2014, for a total return over the relevant time period of 3.22%. The difference between the actual per share NAV total return of USL of 2.97% and the expected total return based on the Benchmark Oil Futures Contracts of 3.22% was an error over the time period of (0.26)%, which is to say that USL’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USL pays, offset in part by the income that USL collects on its cash and cash equivalent holdings. During the three months ended March 31, 2014, USL earned dividend and interest income of $4,865, which is equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the three months ended March 31, 2014, USL also collected $700 from its Authorized Purchasers for creating or redeeming baskets of shares. This income also contributed to USL’s actual total return. During the three months ended March 31, 2014, USL incurred total expenses of $145,584. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(140,019), which is equivalent to an annualized weighted average net income rate of approximately (0.97)% for the three months ended March 31, 2014. These expenses also contributed to USL’s actual return underperforming the benchmark results.

By comparison, for the three months ended March 31, 2013, the actual total return of USL as measured by changes in its per share NAV was 3.06%. This was based on an initial per share NAV of $39.81 as of December 31, 2012 and an ending per share NAV as of March 31, 2013 of $41.03. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $41.13 as of March 31, 2013, for a total return over the relevant time period of 3.32%. The difference between the actual per share NAV total return of USL of 3.06% and the expected total return based on the Benchmark Oil Futures Contracts of 3.32% was an error over the time period of (0.26)%, which is to say that USL’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USL paid, offset in part by the income that USL collected on its cash and cash equivalent holdings. During the three months ended March 31, 2013, USL earned dividend and interest income of $7,807, which was equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the three months ended March 31, 2013, USL also collected $2,450 from its Authorized Purchasers for creating or redeeming baskets of shares. This income also contributed to USL’s actual total return. During the three months ended March 31, 2013, USL incurred total expenses of $247,095. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(236,838), which was equivalent to an annualized weighted average net income rate of approximately (0.92)% for the three months ended March 31, 2013. These expenses also contributed to USL’s actual return underperforming the benchmark results.

There are currently three factors that have impacted or are most likely to impact USL’s ability to accurately track its Benchmark Oil Futures Contracts.

First, USL may buy or sell its holdings in the then current Benchmark Oil Futures Contracts at a price other than the closing settlement price of that contract on the day during which USL executes the trade. In that case, USL may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contracts, which could cause the changes in the daily per share NAV of USL to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contracts. During the three months ended March 31, 2014, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USL’s attempt to track the Benchmark Oil Futures Contracts over time.

Second, USL earns dividend and interest income on its cash, cash equivalents and Treasuries. USL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2014. Interest payments, and any other income, were retained within the portfolio and added to USL’s NAV. When this income exceeds the level of USL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USL will realize a net yield that will tend to cause daily changes in the per share NAV of USL to track slightly higher than daily changes in the average of the prices of the Benchmark Oil Futures Contracts. During the three months ended March 31, 2014, USL earned, on an annualized basis, approximately 0.03% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of (0.60)% for management fees, approximately (0.01)% in brokerage commission costs related to the purchase and sale of futures contracts and approximately (0.40)% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.98)% and affected USL’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contracts. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by USL will continue to be higher than interest earned by USL. As such, USCF anticipates that USL will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by USL.

Third, USL may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contracts’ total return movements. In that case, the error in tracking the Benchmark Oil Futures Contracts could result in daily changes in the per share NAV of USL that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contracts. During the three months ended March 31, 2014, USL did not hold any Other Oil-Related Investments. If USL increases in size, and due to its obligations to comply with regulatory limits, USL may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the average dollar price of the near 12 month contracts for light, sweet crude oil from the dollar price of the near month contract for light, sweet crude oil. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between March 31, 2004 and March 31, 2014.

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

As seen in the chart above, there have been periods of both positive and negative annual total returns for both hypothetical portfolios over the last 10 years. In addition, there have been periods during which the near month only approach had higher returns, and periods where the 12 month approach had higher total returns. The above chart does not represent the performance history of USL or any Related Public Fund.

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures trading started in 1982. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. Since then, a combination of improved transportation and storage capacity, along with growing demand for crude oil globally, has moderated the inventory build-up and lead to reduced levels of contango by 2011. The crude oil futures market was predominantly in backwardation during the three months ended March 31, 2014.

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

Crude Oil Market. During the three months ended March 31, 2014, crude oil prices were impacted by several factors. On the consumption side, demand growth remained moderate inside and outside the United States as global economic growth, including emerging economies such as China and India, showed signs of slow economic growth. Europe in particular showed signs of weakness as the ongoing financial and banking crisis raised concerns during the first quarter of 2013. On the supply side, efforts to reduce production in recent years by the Organization of the Petroleum Exporting Countries (“OPEC”) to more closely match global consumption were partially successful. However, continuing concerns about the political standoff with Iran have left the market subject to bouts of heightened volatility as OPEC’s ability to replace Iranian oil currently subject to embargo is not unlimited. In addition, security issues in Libya, Egypt, Iraq, and Syria also contribute to heightened volatility. In recent years, oil production in the United States and Canada has increased. However, limits on oil transportation infrastructure, including pipelines, have made it more difficult for the increased production to move to the centers of refining, often leading to a build-up in crude oil inventory in areas of the United States, such as the U.S. Midwest, and Canada. The result is that crude oil prices in the U.S. Midwest, where the pricing point of the light, sweet crude oil contract is located, have tended to trade at a lower price than crude oil in other parts of the United States and lower than global crude oil benchmarks such as Brent crude oil. United States crude oil prices finished the first quarter of 2014 approximately 3.21% higher than at the beginning of the year, as the global economy continues to adjust to periods of slow recovery and economic growth. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels, while any military actions involving Iran would likely have the opposite effect.

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

For the ten-year time period between March 31, 2004 and March 31, 2014, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis was neither strongly correlated nor inversely correlated with the movements of U.S. government bonds, global equities, large cap U.S. equities and natural gas. However, movements in crude oil were strongly correlated to movements in diesel-heating oil and unleaded gasoline.

		U.S. Gov’t.
	Large Cap	Bonds	Global
	U.S.	(EFFAS U.S.	Equities		Diesel-
Correlation Matrix	Equities	Gov’t. Bond	(FTSE World	Unleaded	Heating	Natural	Crude
March 31, 2004-2014*	(S&P 500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.289)	0.961	0.278	0.356	0.081	0.409
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.267)	(0.288)	(0.250)	(0.022)	(0.323)
Global Equities (FTSE World Index)			1.000	0.322	0.429	0.126	0.481
Unleaded Gasoline				1.000	0.763	0.254	0.736
Diesel-Heating Oil					1.000	0.401	0.857
Natural Gas						1.000	0.315
Crude Oil							1.000

Source: Bloomberg, NYMEX

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one-year period ended March 31, 2014, crude oil still showed neither strongly correlated nor inversely correlated movements with U.S. government bonds, global equities, large cap U.S. equities, diesel-heating oil and natural gas. Movement in crude oil were still correlated to the movements in unleaded gasoline.

		U.S. Gov’t.
	Large Cap	Bonds	Global
	U.S.	(EFFAS U.S.	Equities		Diesel-
Correlation Matrix	Equities	Gov’t. Bond	(FTSE World	Unleaded	Heating	Natural	Crude
12 Months Ended March 31, 2014*	(S&P 500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.006)	0.921	0.335	(0.415)	(0.305)	(0.016)
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	0.236	(0.450)	0.021	0.559	(0.396)
Global Equities (FTSE World Index)			1.000	0.142	(0.471)	(0.202)	(0.050)
Unleaded Gasoline				1.000	0.170	(0.333)	0.676
Diesel-Heating Oil					1.000	0.470	0.321
Natural Gas						1.000	(0.308)
Crude Oil							1.000

Source: Bloomberg, NYMEX

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

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

USCF has evaluated the nature and types of estimates that it makes in preparing USL’s condensed financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. The values which are used by USL for its Oil Futures Contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, USL estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

USL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USL has allocated substantially all of its net assets to trading in Oil Interests. USL invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USL’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USL’s account at its custodian bank. Income received from USL’s investments in money market funds and Treasuries is paid to USL. During the three months ended March 31, 2014, USL’s expenses exceeded the income USL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2014, USL used other assets to pay expenses, which could cause a decrease in USL’s NAV over time. To the extent expenses exceed income, USL’s NAV will be negatively impacted.

USL’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USL from promptly liquidating its positions in Oil Futures Contracts. During the three months ended March 31, 2014, USL did not purchase or liquidate any of its positions while daily limits were in effect; however, USL cannot predict whether it may have to purchase or liquidate positions in the future.

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

If, in the future, USL purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of March 31, 2014, USL held cash deposits and investments in Treasuries and money market funds in the amount of $54,832,947 with the custodian and FCM. Some or all of these amounts may be subject to loss should USL’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of March 31, 2014, USL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USL. While USL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USL’s financial position.

European Sovereign Debt

USL had no direct exposure to European sovereign debt as of March 31, 2014 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, USL requires liquidity to redeem shares, which redemptions must be in blocks of 50,000 shares called “Redemption Baskets.” USL has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of shares being redeemed.

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

USCF pays the fees of USL’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USL’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and USL have also entered into a licensing agreement with the NYMEX pursuant to which USL and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI, pay a licensing fee to the NYMEX. USL also pays the fees and expenses associated with its tax accounting and reporting requirements.

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

As of March 31, 2014, USL’s portfolio consisted of 593 WTI Crude Oil Futures CL Contracts traded on the NYMEX. As of March 31, 2014, USL did not hold any Oil Futures Contracts traded on the ICE Futures. For a list of USL’s current holdings, please see USL’s website at www.unitedstatescommodityfunds.com.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives

In the future, USL may purchase over-the-counter contracts (“OTC Contracts”). Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC Contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

USL may enter into certain transactions where an over-the-counter component is exchanged for a corresponding futures contract (“Exchange for Risk” or “EFR” transaction). These EFR transactions may expose USL to counterparty risk during the interim period between the execution of the over-the-counter component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFR transaction will exist only on the day of execution.

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

During the three month reporting period ended March 31, 2014, USL limited its over-the-counter activities to EFR transactions.

USL anticipates that the use of Other Oil-Related Investments together with its investments in Oil Futures Contracts will produce price and total return results that closely track the investment goals of USL. However, there can be no assurance of this. OTC Contracts may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Oil Futures Contracts, which may impact USL’s ability to successfully track the Benchmark Oil Futures Contracts.

Item 4.       Controls and Procedures.

Disclosure Controls and Procedures

USL maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in USL’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

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

Part II. OTHER INFORMATION

Item 1.           Legal Proceedings.

Not applicable.

Item 1A.        Risk Factors.

There have been no material changes to the risk factors previously disclosed in USL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 10, 2014, except for the addition of the risk factor set forth below.

Limited partners may have limited liability in certain circumstances, including potentially having liability for the return of wrongful distributions.

Under Delaware law, a limited partner might be held liable for USL’s obligations as if it were a general partner if the limited partner participates in the control of the partnership’s business and the persons who transact business with the partnership think the limited partner is the general partner. A limited partner will not be liable for assessments in addition to its initial capital investment in any of USL’s shares. However, a limited partner may be required to repay to USL any amounts wrongfully returned or distributed to it under some circumstances. Under Delaware law, USL may not make a distribution to limited partners if the distribution causes USL’s liabilities (other than liabilities to partners on account of their partnership interests and nonrecourse liabilities) to exceed the fair value of USL’s assets. Delaware law provides that a limited partner who receives such a distribution and knew at the time of the distribution that the distribution violated the law will be liable to the limited partnership for the amount of the distribution for three years from the date of the distribution.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.           Defaults Upon Senior Securities.

Not applicable.

Item 4.           Mine Safety Disclosures.

Not applicable.

Item 5.           Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the Commodity Exchange Act, each month USL publishes an account statement for its shareholders, which includes a Statement of Income (Loss) and a Statement of Changes in Net Asset Value. The account statement is furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on USL’s website at www.unitedstatescommodityfunds.com.

Item 6.           Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(2)	XBRL Instance Document.
101.SCH(2)	XBRL Taxonomy Extension Schema.
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed herewith.
(2)	In accordance with Rule 402 of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Date: May 12, 2014

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 12, 2014

