Form 10-Q
period 2014-09-30
United States 12 Month Oil Fund, LP
filed 2014-11-10
CIK 1405528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33859

United States 12 Month Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431897
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

UNITED STATES 12 MONTH OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1.          Condensed Financial Statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Financial Condition

At September 30, 2014 (Unaudited) and December 31, 2013

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents (Notes 2 and 5)	$47,506,972	$59,384,208
Equity in trading accounts:
Cash and cash equivalents	2,403,642	3,548,144
Unrealized gain (loss) on open commodity futures contracts	(1,609,150)	1,642,450
Dividends receivable	829	1,218
Other assets	3,464	1,820

Total assets	$48,305,757	$64,577,840

Liabilities and Partners' Capital
Investment payable	$-	$2,141,524
Professional fees payable	208,712	291,402
General Partner management fees payable (Note 3)	25,223	32,864
Brokerage commissions payable	2,212	2,212
Other liabilities	4,150	5,472

Total liabilities	240,297	2,473,474

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	48,065,460	62,104,366
Total Partners' Capital	48,065,460	62,104,366

Total liabilities and partners' capital	$48,305,757	$64,577,840

Limited Partners' shares outstanding	1,150,000	1,450,000
Net asset value per share	$41.80	$42.83
Market value per share	$41.87	$42.88

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2014

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL November 2014 contracts, expiring October 2014	45	$(163,470)	(0.34)
NYMEX WTI Crude Oil Futures CL December 2014 contracts, expiring November 2014	46	(33,330)	(0.07)
NYMEX WTI Crude Oil Futures CL January 2015 contracts, expiring December 2014	45	(76,970)	(0.16)
NYMEX WTI Crude Oil Futures CL February 2015 contracts, expiring January 2015	45	73,440	0.15
NYMEX WTI Crude Oil Futures CL March 2015 contracts, expiring February 2015	45	(18,700)	(0.04)
NYMEX WTI Crude Oil Futures CL April 2015 contracts, expiring March 2015	45	(103,160)	(0.21)
NYMEX WTI Crude Oil Futures CL May 2015 contracts, expiring April 2015	45	(181,890)	(0.38)
NYMEX WTI Crude Oil Futures CL June 2015 contracts, expiring May 2015	46	(100,200)	(0.21)
NYMEX WTI Crude Oil Futures CL July 2015 contracts, expiring June 2015	45	(239,080)	(0.50)
NYMEX WTI Crude Oil Futures CL August 2015 contracts, expiring July 2015	45	(374,060)	(0.78)
NYMEX WTI Crude Oil Futures CL September 2015 contracts, expiring August 2015	45	(244,550)	(0.51)
NYMEX WTI Crude Oil Futures CL October 2015 contracts, expiring September 2015	45	(147,180)	(0.30)
Total Open Futures Contracts*	542	$(1,609,150)	(3.35)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.04%, 10/30/2014	$3,000,000	$2,999,903	6.25
0.05%, 12/26/2014	3,000,000	2,999,678	6.24
0.05%, 1/15/2015	3,000,000	2,999,558	6.24
Total Treasury Obligations		8,999,139	18.73

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	161,900	161,900	0.33
Goldman Sachs Financial Square Funds - Government Fund - Class FS	455,360	455,360	0.95
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	20,537,560	20,537,560	42.73
Wells Fargo Advantage Government Money Market Fund - Class I	15,001,245	15,001,245	31.21
Total Money Market Funds		36,156,065	75.22
Total Cash Equivalents		$45,155,204	93.95

* Collateral amounted to $2,403,642 on open future contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2014 and 2013

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain on closed positions	$454,600	$2,762,210	$2,495,090	$5,060,870
Change in unrealized gain (loss) on open positions	(6,883,810)	3,124,410	(3,251,600)	2,012,810
Dividend income	2,460	3,978	7,996	14,407
Interest income	1,506	1,236	4,660	5,050
Other income	700	1,050	1,750	6,300

Total income (loss)	(6,424,544)	5,892,884	(742,104)	7,099,437

Expenses
General Partner management fees (Note 3)	81,958	122,169	254,892	405,511
Professional fees	26,830	50,508	115,685	151,285
Brokerage commissions	1,076	2,066	3,592	8,337
Registration fees	-	22,486	500	81,535
Other expenses	5,911	7,799	19,529	25,872

Total expenses	115,775	205,028	394,198	672,540

Net income (loss)	$(6,540,319)	$5,687,856	$(1,136,302)	$6,426,897
Net income (loss) per limited partnership share	$(5.37)	$3.12	$(1.03)	$3.38
Net income (loss) per weighted average limited partnership share	$(5.36)	$3.05	$(0.88)	$2.92
Weighted average limited partnership shares	1,219,565	1,864,130	1,289,560	2,202,015

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Changes in Partners’ Capital (Unaudited)

For the nine months ended September 30, 2014

	General Partner	Limited Partners	Total

Balances, at December 31, 2013	$-	$62,104,366	$62,104,366
Redemption of 300,000 partnership shares	-	(12,902,604)	(12,902,604)
Net loss	-	(1,136,302)	(1,136,302)

Balances, at September 30, 2014	$-	$48,065,460	$48,065,460

Net Asset Value Per Share:
At December 31, 2013			$42.83
At September 30, 2014			$41.80

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2014 and 2013

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
Cash Flows from Operating Activities:
Net income (loss)	$(1,136,302)	$6,426,897
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Decrease in commodity futures trading account - cash and cash equivalents	1,144,502	11,055,857
Unrealized (gain) loss on open futures contracts	3,251,600	(2,012,810)
Decrease in dividends receivable	389	1,384
(Increase) decrease in other assets	(1,644)	79,817
Decrease in investment payable	(2,141,524)	-
Decrease in professional fees payable	(82,690)	(60,446)
Decrease in General Partner management fees payable	(7,641)	(10,126)
Decrease in brokerage commissions payable	-	(880)
Decrease in other liabilities	(1,322)	(891)
Net cash provided by operating activities	1,025,368	15,478,802

Cash Flows from Financing Activities:
Addition of partnership shares	-	26,960,147
Redemption of partnership shares	(12,902,604)	(55,171,970)
Net cash used in financing activities	(12,902,604)	(28,211,823)

Net Decrease in Cash and Cash Equivalents	(11,877,236)	(12,733,021)

Cash and Cash Equivalents, beginning of period	59,384,208	86,708,443
Cash and Cash Equivalents, end of period	$47,506,972	$73,975,422

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended September 30, 2014 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States 12 Month Oil Fund, LP (“USL”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007. USL is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USL’s shares traded on the American Stock Exchange (the “AMEX”). USL will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of USL is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the average of the prices of the 12 futures contracts for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), less USL’s expenses. When calculating the daily movement of the average price of the 12 contracts, each contract month will be equally weighted. It is not the intent of USL to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. It is not the intent of USL to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contracts as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of USL, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USL accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of September 30, 2014, USL held 542 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures.

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

On December 4, 2007, USL initially registered 11,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On December 6, 2007, USL listed its shares on the AMEX under the ticker symbol “USL.” On that day, USL established its initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. USL also commenced investment operations on December 6, 2007, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil.  As a result of the acquisition of the AMEX by NYSE Euronext, USL commenced trading on the NYSE Arca on November 25, 2008. As of September 30, 2014, USL had registered a total of 111,000,000 shares.

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

In accordance with GAAP, USL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USL files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USL is not subject to income tax return examinations by major taxing authorities for years before 2010. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USL recording a tax liability that reduces net assets. However, USL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2014.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2014.

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

Ongoing Registration Fees and Other Offering Expenses

USL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2014, USL incurred $500 in registration fees and other offering expenses. For the nine months ended September 30, 2013, USL incurred $81,535 in registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, USL entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USL and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2014 and 2013, USL incurred $6,372 and $10,138, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USL’s audit expenses and tax accounting and reporting requirements are paid by USL. These costs are estimated to be $130,000 for the year ending December 31, 2014.

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

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Total commissions accrued to brokers	$3,592	$8,337
Commissions accrued as a result of rebalancing	$2,908	$3,825
Percentage of commissions accrued as a result of rebalancing	80.96%	45.88%
Commissions accrued as a result of creation and redemption activity	$684	$4,512
Percentage of commissions accrued as a result of creation and redemption activity	19.04%	54.12%

The decrease in the total commissions accrued to brokers for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was a result of decreased brokerage fees due to a lower number of futures contracts being held and traded as a result of USL’s reduced net assets. As an annualized percentage of average daily total net assets, the figure for the nine months ended September 30, 2014, represents approximately 0.01% of average daily total net assets. By comparison, the figure for the nine months ended September 30, 2013, represented approximately 0.01% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

All of the futures contracts held by USL were exchange-traded through September 30, 2014. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USL’s cash in money market funds that seek to maintain a stable per share NAV. USL is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2014 and December 31, 2013, USL held investments in money market funds in the amounts of $36,156,065 and $51,156,064, respectively. USL also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of September 30, 2014 and December 31, 2013, USL held cash deposits and investments in Treasuries in the amounts of $13,754,549 and $11,776,288, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should USL’s custodian and/or futures commission merchant cease operations.

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

USL’s policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, USL has a policy of requiring review of the credit standing of each counterparty with which it conducts business.

The financial instruments held by USL are reported in its condensed statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the nine months ended September 30, 2014 and 2013 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended	For the nine months ended
	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$42.83	$39.81
Total income (loss)	(0.72)	3.69
Total expenses	(0.31)	(0.31)
Net increase (decrease) in net asset value	(1.03)	3.38
Net asset value, end of period	$41.80	$43.19

Total Return	(2.40)%	8.49%

Ratios to Average Net Assets
Total income (loss)	(1.31)%	7.86%
Expenses excluding management fees*	0.33%	0.40%
Management fees*	0.60%	0.60%
Net income (loss)	(2.00)%	7.11%

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

The following table summarizes the valuation of USL’s securities at September 30, 2014 using the fair value hierarchy:

At September 30, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$45,155,204	$45,155,204	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(1,609,150)	(1,609,150)	—	—

During the nine months ended September 30, 2014, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USL’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$59,154,742	$59,154,742	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	1,642,450	1,642,450	—	—

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

Fair Value of Derivative Instruments

	Condensed
Derivatives not Accounted	Statements of Financial	Fair Value	Fair Value
for as Hedging Instruments	Condition Location	At September 30, 2014	At December 31, 2013
Futures - Commodity Contracts	Assets	$(1,609,150)	$1,642,450

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended		For the nine months ended
		September 30, 2014		September 30, 2013
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain or (Loss)	Gain	Loss	Gain	Gain
Accounted for	on Derivatives	on Derivatives	on Derivatives	on Derivatives	on Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures – Commodity Contracts	Realized gain on closed positions	$2,495,090		$5,060,870

	Change in unrealized gain (loss) on open positions		$(3,251,600)		$2,012,810

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

The accountability levels for the Benchmark Futures Contracts and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Futures Contracts is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, ICE Futures maintains accountability levels, position limits and monitoring authority for its futures contracts for light, sweet crude oil. If USL and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USL could be ordered to reduce its position back to the accountability level. As of September 30, 2014, USL held 542 futures contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures. For the nine months ended September 30, 2014, USL did not exceed accountability levels imposed by the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USL will run up against such position limits because USL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during one day each month. For the nine months ended September 30, 2014, USL did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

Proposed Money Market Reform

On July 23, 2014, the SEC adopted to reform money market funds such that institutional prime money market funds will float their net asset value as well as impose rules such that all money market funds’ boards of directors will be required to implement rules to discourage and prevent runs by investors through the use of redemption fees and gates. Money market funds have two years from the date of adoption to implement the reform. USL currently invests in money market funds, as well as Treasuries with a maturity date of two years or less, as an investment for assets not used for margin or collateral in the Oil Futures Contracts. It is unclear at this time what the impact of money market reform would have on USL’s ability to hedge risk, however, the imposition of a floating net asset value could cause USL to limit remaining assets solely to Treasuries and cash.

As the regulatory requirements are constantly evolving, it is difficult to predict the effect any regulatory changes may have on USL.

Price Movements

Crude oil futures prices were volatile during the nine months ended September 30, 2014 and exhibited moderate daily swings along with a slight upward trend during the period. The average price of the Benchmark Oil Futures Contracts started the period at $95.79 per barrel. Average prices hit a peak on June 25, 2014 at $101.74 per barrel. The low of the period was on September 30, 2014 when prices reached $88.68 per barrel. The period ended with the average price of the Benchmark Oil Futures Contracts at $88.68 per barrel, down approximately (7.42)% over the period. USL’s per share NAV started the period at $42.83 and ended the period at $41.80 on September 30, 2014, a decrease of approximately (2.40)% over the period. USL’s per share NAV reached its high for the period on June 25, 2014 at $47.47 and reached its low for the period on January 13, 2014 at $40.25. The average Benchmark Oil Futures Contract prices listed above began with the February 2014 to January 2015 contracts and ended with the November 2014 to October 2015 contracts. The decrease of approximately (7.42)% on the average price of the Benchmark Oil Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing crude Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USL seeks to track, which are more fully described below in the section titled “Tracking USL’s Benchmark.”

During the nine months ended September 30, 2014, crude oil was predominantly in backwardation, meaning that the price of the near month crude Oil Futures Contract was greater than the price of the next month crude Oil Futures Contract, and contracts further away from expiration. During the year ended December 31, 2013, crude oil inventories, particularly those in Cushing, Oklahoma, began to draw down from prior high levels, which contributed to the crude oil futures market moving into backwardation through the end of December 2013. During the nine months ended September 30, 2014, crude oil inventories continued to draw down from present levels which contributed to the crude oil futures market remaining in backwardation through the end of September 2014. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 11,000,000 shares, USL has registered one subsequent offering of its shares: 100,000,000 shares which were registered with the SEC on March 31, 2009. Shares offered by USL in the subsequent offerings were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. As of September 30, 2014, USL had issued 14,200,000 shares, 1,150,000 of which were outstanding. As of September 30, 2014, there were 96,800,000 shares registered but not yet issued.

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

Over the past several years, redemptions for shares in USL have typically exceeded demand for the creation of new shares. The number of shares outstanding has trended down as a result. Over the last three years USCF has observed that the realized price volatility of USL’s NAV, which reflects volatility in the prices of the underlying benchmark futures contract, has trended down in the last few years from prior elevated levels reached in 2009. USCF believes that the decline in current and expected volatility reduces market participants’ perception of potential future price movements. Conversely, when oil price movements are more volatile, market participants anticipate potential opportunities for greater future returns, which may result in greater demand for the creation of new shares.  USCF further believes that, in the absence of sudden and/or significant price movements, some market participants tend to change their views slowly and with a somewhat backward- rather than forward-looking bias.  Although oil prices have exhibited an upward trend in recent years, past declines in oil prices may still be impacting investors’ decisions, which may explain why USL’s shares outstanding have trended down despite recent positive performance in USL’s NAV.

As of September 30, 2014, USL had the following authorized purchasers: Citadel Securities LLC, Citigroup Global Markets Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., NewEdge Group LLC, Nomura Securities International Inc., RBC Capital Markets Corporation, SG Americas Securities LLC and Virtu Financial Capital Markets.

For the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Per share net asset value, end of period	$41.80	$43.19
Average daily total net assets	$56,798,354	$90,361,029
Cash deposits and investments in Treasuries and money market funds	$49,910,614	$74,453,006
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$12,656	$19,457
Percentage of cash assets held as overnight deposits and investments in Treasuries at custodian	95.18%	99.36%
Percentage of cash assets held as investments in Treasuries and margin deposits for Oil Futures Contracts	4.82%	0.64%
Annualized yield based on average daily total net assets	0.03%	0.03%
Total unrealized gain (loss) on Oil Futures Contracts	$(1,609,150)	$3,569,720
Management fee	$254,892	$405,511
Total fees and other expenses excluding management fees	$139,306	$267,029
Fees and expenses related to the registration or offering of additional shares	$500	$81,535
Total commissions accrued to brokers	$3,592	$8,337
Total commissions as annualized percentage of average total net assets	0.01%	0.01%
Commissions accrued as a result of rebalancing	$2,908	$3,825
Percentage of commissions accrued as a result of rebalancing	80.96%	45.88%
Commissions accrued as a result of creation and redemption activity	$684	$4,512
Percentage of commissions accrued as a result of creation and redemption activity	19.04%	54.12%

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

The decrease in the per share NAV for September 30, 2014, compared to September 30, 2013, was primarily a result of lower prices for crude oil and the related decrease in the value of the Oil Futures Contracts in which USL invested. The decrease in cash assets in overnight deposits and investments in Treasuries and money market funds for September 30, 2014, compared to September 30, 2013, was the result of USL’s smaller size as measured by total net assets.

Average interest rates earned on short-term investments held by USL, including cash, cash equivalents and Treasuries, were similar during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. As a result, the amount of income earned by USL as a percentage of average daily total net assets was similar during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.

The decrease in total fees and expenses excluding management fees for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was due to USL’s smaller size during the nine months ended September 30, 2014. The decrease in the total commissions accrued to brokers by USL for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was a result of decreased brokerage fees due to a lower number of futures contracts being held and traded as a result of USL’s smaller size as measured by total net assets.

For the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

	For the three months ended September 30, 2014	For the three months ended September 30, 2013
Average daily total net assets	$54,193,686	$80,781,725
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$3,966	$5,214
Annualized yield based on average daily total net assets	0.03%	0.03%
Management fee	$81,958	$122,169
Total fees and other expenses excluding management fees	$33,817	$82,859
Fees and expenses related to the registration or offering of additional shares	$-	$22,486
Total commissions accrued to brokers	$1,076	$2,066
Total commissions as annualized percentage of average total net assets	0.01%	0.01%
Commissions accrued as a result of rebalancing	$924	$1,376
Percentage of commissions accrued as a result of rebalancing	85.87%	66.60%
Commissions accrued as a result of creation and redemption activity	$152	$690
Percentage of commissions accrued as a result of creation and redemption activity	14.13%	33.40%

Average interest rates earned on short-term investments held by USL, including cash, cash equivalents and Treasuries, were similar during the three months ended September 30, 2014, compared to the three months ended September 30, 2013. As a result, the amount of income earned by USL as a percentage of average daily total net assets was similar during the three months ended September 30, 2014, compared to the three months ended September 30, 2013.

The decrease in total fees and expenses excluding management fees for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was due to USL’s smaller size as measured by total net assets. The decrease in the total commissions accrued to brokers by USL for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was a result of decreased brokerage fees due to a lower number of futures contracts being held and traded.

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

For the 30 valuation days ended September 30, 2014, the simple average daily change in the Benchmark Oil Futures Contracts was (0.116)%, while the simple average daily change in the per share NAV of USL over the same time period was (0.119)%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contracts, the average error in daily tracking by the per share NAV was 0.6%, meaning that over this time period USL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. A significant portion of the level of USL’s relative tracking error as a percentage of the benchmark was due to periods of flat price returns.

Since the commencement of the offering of USL shares to the public on December 6, 2007 to September 30, 2014, the simple average daily change in the Benchmark Oil Futures Contracts was 0.01%, while the simple average daily change in the per share NAV of USL over the same time period was 0.01%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contracts, the average error in daily tracking by the per share NAV was (0.79)%, meaning that over this time period USL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in USL’s NAV and the changes in the Benchmark Oil Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended September 30, 2014. The second graph measures monthly changes from September 30, 2009 through September 30, 2014.

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

For the nine months ended September 30, 2014, the actual total return of USL as measured by changes in its per share NAV was (2.40)%. This is based on an initial per share NAV of $42.83 as of December 31, 2013 and an ending per share NAV as of September 30, 2014 of $41.80. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $42.08 as of September 30, 2014, for a total return over the relevant time period of (1.75)%. The difference between the actual per share NAV total return of USL of (2.40)% and the expected total return based on the Benchmark Oil Futures Contracts of (1.75)% was an error over the time period of (0.65)%, which is to say that USL’s actual total return underperformed the benchmark result by that percentage. USL incurs expenses primarily composed of the management fee, brokerage fees for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USL to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the nine months ended September 30, 2013, the actual total return of USL as measured by changes in its per share NAV was 8.49%. This was based on an initial per share NAV of $39.81 as of December 31, 2012 and an ending per share NAV as of September 30, 2013 of $40.07. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $43.49 as of September 30, 2013, for a total return over the relevant time period of 9.24%. The difference between the actual per share NAV total return of USL of 8.49% and the expected total return based on the Benchmark Oil Futures Contracts of 9.24% was an error over the time period of (0.75)%, which is to say that USL’s actual total return underperformed the benchmark result by that percentage. USL incurred expenses primarily composed of the management fee, brokerage fees for the buying and selling of futures contracts, and other expenses. The impact of these expenses may have caused daily changes in the per share NAV of USL to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract.

There are currently three factors that have impacted or are most likely to impact USL’s ability to accurately track its Benchmark Oil Futures Contracts.

First, USL may buy or sell its holdings in the then current Benchmark Oil Futures Contracts at a price other than the closing settlement price of that contract on the day during which USL executes the trade. In that case, USL may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contracts, which could cause the changes in the daily per share NAV of USL to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contracts. During the nine months ended September 30, 2014, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USL’s attempt to track the Benchmark Oil Futures Contracts over time.

Second, USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USL to track slightly lower than the inverse of daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USL earns dividend and interest income on its cash, cash equivalents and Treasuries. USL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2014. Interest payments, and any other income, were retained within the portfolio and added to USL’s NAV. When this income exceeds the level of USL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USL will realize a net yield that will tend to cause daily changes in the per share NAV of USL to track slightly higher than daily changes in the average of the prices of the Benchmark Oil Futures Contracts. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contracts. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by USL will continue to be higher than interest earned by USL. As such, USCF anticipates that USL will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by USL.

Third, USL may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contracts’ total return movements. In that case, the error in tracking the Benchmark Oil Futures Contracts could result in daily changes in the per share NAV of USL that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contracts. During the nine months ended September 30, 2014, USL did not hold any Other Oil-Related Investments. If USL increases in size, and due to its obligations to comply with regulatory limits, USL may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Near Month Price (CL1) vs. Average Price of the Near 12 Months (12M Strip)
(10 years ending 9/30/14)*
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
9/30/2004
9/30/2005
9/30/2006
9/30/2007
9/30/2008
9/30/2009
9/30/2010
9/30/2011
9/30/2012
9/30/2013
9/30/2014
CL1
12 Mo Strip Price

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the average dollar price of the near 12 month contracts for light, sweet crude oil from the dollar price of the near month contract for light, sweet crude oil. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between September 30, 2004 and September 30, 2014.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures trading started in 1982. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. Since then, a combination of improved transportation and storage capacity, along with growing demand for crude oil globally, has moderated the inventory build-up and lead to reduced levels of contango by 2011. The crude oil futures market was predominantly in backwardation during the nine months ended September 30, 2014.

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

Crude Oil Market. During the nine months ended September 30, 2014, crude oil prices were impacted by several factors. On the consumption side, demand growth remained flat to moderate inside and outside the United States. On the supply side, efforts by the Organization of the Petroleum Exporting Countries (“OPEC”) to more closely match global production with consumption were partially unsuccessful. However, continuing concerns about the political standoff with Iran, as well as security concerns in Libya and Iraq, have left the market subject to bouts of heightened volatility. United States crude oil prices finished the third quarter of 2014 approximately 7.38% lower than at the beginning of the year. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels, while any military actions involving Iran would likely have the opposite effect.

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

For the ten-year time period between September 30, 2004 and September 30, 2014, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. government bonds, or natural gas. However, movements in crude oil were strongly correlated to movements in global equities, unleaded gasoline and diesel-heating oil.

		U.S. Gov’t.
	Large Cap	Bonds	Global
	U.S.	(EFFAS U.S.	Equities		Diesel-
Correlation Matrix	Equities	Gov’t. Bond	(FTSE World	Unleaded	Heating	Natural	Crude
September 30, 2004-2014*	(S&P 500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.299)	0.960	0.302	0.390	0.083	0.445
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.282)	(0.266)	(0.241)	(0.002)	(0.325)
Global Equities (FTSE World Index)			1.000	0.349	0.466	0.126	0.517
Unleaded Gasoline				1.000	0.769	0.226	0.729
Diesel-Heating Oil					1.000	0.369	0.851
Natural Gas						1.000	0.289
Crude Oil							1.000

Source: Bloomberg, NYMEX

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one-year period ended September 30, 2014, crude oil still showed neither strongly correlated nor inversely correlated movements with large cap U.S. equities, U.S. government bonds, global equities, diesel-heating oil and natural gas. Movement in crude oil were still correlated to the movements in unleaded gasoline.

		U.S. Gov’t.
	Large Cap	Bonds	Global
	U.S.	(EFFAS U.S.	Equities		Diesel-
Correlation Matrix	Equities	Gov’t. Bond	(FTSE World	Unleaded	Heating	Natural	Crude
12 Months Ended September 30, 2014*	(S&P 500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.148)	0.962	0.675	(0.127)	(0.158)	0.313
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.113)	(0.269)	0.359	0.280	(0.098)
Global Equities (FTSE World Index)			1.000	0.751	(0.107)	(0.247)	0.402
Unleaded Gasoline				1.000	(0.010)	0.021	0.645
Diesel-Heating Oil					1.000	0.661	0.087
Natural Gas						1.000	0.013
Crude Oil							1.000

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

USL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USL has allocated substantially all of its net assets to trading in Oil Interests. USL invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USL’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USL’s account at its custodian bank. Income received from USL’s investments in money market funds and Treasuries is paid to USL. During the nine months ended September 30, 2014, USL’s expenses exceeded the income USL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2014, USL used other assets to pay expenses, which could cause a decrease in USL’s NAV over time. To the extent expenses exceed income, USL’s NAV will be negatively impacted.

USL’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USL from promptly liquidating its positions in Oil Futures Contracts. During the nine months ended September 30, 2014, USL did not purchase or liquidate any of its positions while daily limits were in effect; however, USL cannot predict whether it may have to purchase or liquidate positions in the future.

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

As of September 30, 2014, USL held cash deposits and investments in Treasuries and money market funds in the amount of $49,910,614 with the custodian and FCM. Some or all of these amounts may be subject to loss should USL’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of September 30, 2014, USL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USL. While USL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USL’s financial position.

European Sovereign Debt

USL had no direct exposure to European sovereign debt as of September 30, 2014 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of September 30, 2014, USL’s portfolio consisted of 542 WTI Crude Oil Futures CL Contracts traded on the NYMEX. As of September 30, 2014, USL did not hold any Oil Futures Contracts traded on the ICE Futures. For a list of USL’s current holdings, please see USL’s website at www.unitedstatescommodityfunds.com.

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

During the nine month reporting period ended September 30, 2014, USL limited its over-the-counter activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1.        Legal Proceedings.

Not applicable.

Item 1A.     Risk Factors.

There have been no material changes to the risk factors previously disclosed in USL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 28, 2014, and USL’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed on August 11, 2014, except for a replacement of an existing risk factor with the replacement of the first risk factor set forth below and the addition of the second risk factor set forth below.

USCF is leanly staffed and relies heavily on key personnel to manage USL and other funds.

USCF was formed to be the sponsor and manager of investment vehicles such as USL and has been managing such investment vehicles since April 2006. In managing and directing the day-to-day activities and affairs of USL, USCF relies heavily on Messrs. Howard Mah and John Hyland. On October 13, 2014, Mr. Hyland tendered his resignation to USCF effective May 1, 2015. In order to ensure an orderly transition, Mr. Hyland will remain as the Chief Investment Officer of USCF until May 1, 2015. The management of USCF intends to find a replacement for Mr. Hyland prior to his departure. However, if a suitable replacement for Mr. Hyland is not found prior to Mr. Hyland’s departure, or if Mr. Mah were to leave or be unable to carry out his present responsibilities and a suitable replacement were not found for Mr. Mah, the departure of either or both individuals may have a material adverse effect on the management, operations and/or financial results of USL.

The Fifth Amended and Restated Limited Liability Company Agreement of USCF (the “LLC Agreement”) provides limited authority to the Non-Management Directors, and any Director of USCF may be removed by USCF’s parent company, which is a closely-held private company where the majority of shares has historically been voted by one person.

USCF’s Board of Directors currently consists of three Management Directors, each of whom are shareholders of USCF’s parent, Wainwright Holdings, Inc. (“Wainwright”), and three Non-Management Directors, each of whom are considered independent for purposes of applicable NYSE Arca and SEC rules. Under USCF’s LLC Agreement, the Non-Management Directors have only such authority as the Management Directors expressly confer upon them, which means that the Non-Management Directors may have less authority to control the actions of the Management Directors than is typically the case with the independent members of a company’s Board of Directors. In addition, any Director may be removed by written consent of Wainwright, which is the sole member of USCF. Wainwright is a privately held company in which the majority of shares are held by or on behalf of Nicholas D. Gerber and his immediate family members (the “Gerber Family”). Historically, shares of Wainwright have been voted by, and on behalf of, the Gerber Family by Nicholas D. Gerber, and it is anticipated that such trend will continue in the future. Accordingly, although USCF is governed by the USCF Board of Directors, which consists of both Management Directors and Non-Management Directors, pursuant to the LLC Agreement, it is possible for Mr. Gerber to exercise his control of Wainwright to effect the removal of any Director (including the Non-Management Directors which comprise the Audit Committee) and to replace that Director with another Director. Having control in one person could have a negative impact on USCF and USL, including their regulatory obligations.

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

Item 6.        Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed herewith.

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

Date: November 10, 2014

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 10, 2014

