Form 10-Q
period 2015-03-31
United States 12 Month Oil Fund, LP
filed 2015-05-07
CIK 1405528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2015.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33859

United States 12 Month Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431897
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

UNITED STATES 12 MONTH OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1.          Condensed Financial Statements.

United States 12 Month Oil Fund, LP
Condensed Statements of Financial Condition
At March 31, 2015 (Unaudited) and December 31, 2014

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents (Notes 2 and 5)	$66,299,966	$33,464,533
Equity in trading accounts:
Cash and cash equivalents	21,607,192	19,785,491
Unrealized gain (loss) on open commodity futures contracts	(15,855,783)	(17,096,060)
Receivable for shares sold	-	1,329,738
Dividends receivable	612	640
Directors' fees and insurance receivable	1,659	-
ETF transaction fees	-	350

Total assets	$72,053,646	$37,484,692

Liabilities and Partners' Capital
Professional fees payable	$129,296	$230,056
General Partner management fees payable (Note 3)	37,491	17,971
License fees payable	2,499	1,712
Directors' fees and insurance payable	-	16
Brokerage commissions payable	4,262	2,012

Total liabilities	173,548	251,767

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	71,880,098	37,232,925
Total Partners' Capital	71,880,098	37,232,925

Total liabilities and partners' capital	$72,053,646	$37,484,692

Limited Partners' shares outstanding	3,000,000	1,400,000
Net asset value per share	$23.96	$26.59
Market value per share	$23.90	$26.82

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At March 31, 2015

		Unrealized
		Gain (Loss) on
	Number of	Open Commodity	% of Partners'
	Contracts	Contracts	Capital
Open Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL May 2015 contracts, expiring April 2015	112	$(2,120,930)	(2.95)
NYMEX WTI Crude Oil Futures CL June 2015 contracts, expiring May 2015	113	(1,941,100)	(2.70)
NYMEX WTI Crude Oil Futures CL July 2015 contracts, expiring June 2015	112	(1,960,790)	(2.73)
NYMEX WTI Crude Oil Futures CL August 2015 contracts, expiring July 2015	113	(2,015,910)	(2.80)
NYMEX WTI Crude Oil Futures CL September 2015 contracts, expiring August 2015	112	(1,812,480)	(2.52)
NYMEX WTI Crude Oil Futures CL October 2015 contracts, expiring September 2015	112	(1,683,410)	(2.34)
NYMEX WTI Crude Oil Futures CL November 2015 contracts, expiring October 2015	112	(1,458,810)	(2.03)
NYMEX WTI Crude Oil Futures CL December 2015 contracts, expiring November 2015	113	(1,161,110)	(1.61)
NYMEX WTI Crude Oil Futures CL January 2016 contracts, expiring December 2015	112	(666,623)	(0.93)
NYMEX WTI Crude Oil Futures CL February 2016 contracts, expiring January 2016	113	(111,900)	(0.16)
NYMEX WTI Crude Oil Futures CL March 2016 contracts, expiring February 2016	113	(565,930)	(0.79)
NYMEX WTI Crude Oil Futures CL April 2016 contracts, expiring March 2016	112	(356,790)	(0.50)
Total Open Futures Contracts	1,349	$(15,855,783)	(22.06)

	Principal	Market
	Amount	Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bills:
0.10%, 6/25/2015	$4,000,000	$3,999,103	5.57
0.05%, 7/9/2015	2,000,000	1,999,753	2.78
0.08%, 7/23/2015	4,000,000	3,999,058	5.57
0.06%, 7/30/2015	2,000,000	1,999,633	2.78
0.06%, 8/6/2015	2,000,000	1,999,612	2.78
0.07%, 8/13/2015	2,000,000	1,999,516	2.78
0.07%, 8/20/2015	1,000,000	999,746	1.39
0.07%, 8/27/2015	1,000,000	999,733	1.39
0.08%, 9/3/2015	4,000,000	3,998,708	5.56
0.10%, 9/10/2015	2,000,000	1,999,145	2.78
0.12%, 9/17/2015	1,000,000	999,460	1.39
0.11%, 9/24/2015	2,000,000	1,998,924	2.78
Total Treasury Obligations		$26,992,391	37.55

United States - Money Market Funds
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	16,000,000	16,000,000	22.26
Wells Fargo Advantage Government Money Market Fund - Class I	8,000,000	8,000,000	11.13
Total Money Market Funds		24,000,000	33.39
Total Cash Equivalents		$50,992,391	70.94

* Collateral amounted to $21,607,192 on open futures contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2015 and 2014

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(6,344,216)	$525,150
Change in unrealized gain (loss) on open positions	1,240,277	1,106,210
Dividend income	1,776	3,037
Interest income	4,053	1,828
ETF transaction fees	5,950	700

Total income (loss)	(5,092,160)	1,636,925

Expenses
General Partner management fees (Note 3)	92,815	86,453
Professional fees	20,619	51,393
Brokerage commissions	6,437	1,400
Directors' fees and insurance	2,905	4,177
License fees	2,320	2,161

Total expenses	125,096	145,584

Net income (loss)	$(5,217,256)	$1,491,341
Net income (loss) per limited partnership share	$(2.63)	$1.27
Net income (loss) per weighted average limited partnership share	$(2.08)	$1.09
Weighted average limited partnership shares outstanding	2,506,111	1,371,667

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the three months ended March 31, 2015

	General Partner	Limited Partners	Total

Balances, at December 31, 2014	$-	$37,232,925	$37,232,925
Addition of 1,600,000 partnership shares	-	39,864,429	39,864,429
Net income	-	(5,217,256)	(5,217,256)

Balances, at March 31, 2015	$-	$71,880,098	$71,880,098

Net Asset Value Per Share:
At December 31, 2014	$26.59
At March 31, 2015	$23.96

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2015 and 2014

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities:
Net income (loss)	$(5,217,256)	$1,491,341
Adjustments to reconcile net income (loss) to net cash provided (used in) by operating
Decrease (increase) in commodity futures trading account - cash and cash equivalents	(1,821,701)	461,250
Unrealized (gain) loss on open futures contracts	(1,240,277)	(1,106,210)
(Increase) decrease in dividends receivable	28	209
(Increase) decrease in directors' fees and insurance receivable	(1,659)	(5,205)
(Increase) decrease in ETF transaction fees receivable	350	350
Increase (decrease) in investment payable	-	(2,141,524)
Increase (decrease) in professional fees payable	(100,760)	(67,262)
Increase (decrease) in General Partner management fees payable	19,520	(3,058)
Increase (decrease) in brokerage commissions payable	2,250	-
Increase (decrease) in license fees payable	787	(468)
Increase (decrease) in directors' fees and insurance payable	(16)	(1,062)
Net cash provided by (used in) operating activities	(8,358,734)	(1,371,639)

Cash Flows from Financing Activities:
Addition of partnership shares	41,194,167	-
Redemption of partnership shares	-	(6,266,516)
Net cash provided by (used in) financing activities	41,194,167	(6,266,516)

Net Increase (Decrease) in Cash and Cash Equivalents	32,835,433	(7,638,155)

Cash and Cash Equivalents, beginning of period	33,464,533	59,384,208
Cash and Cash Equivalents, end of period	$66,299,966	$51,746,053

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2015 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States 12 Month Oil Fund, LP (“USL”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007. USL is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USL’s shares traded on the American Stock Exchange (the “AMEX”). USL will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of USL is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the average of the prices of the 12 futures contracts for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), less USL’s expenses. When calculating the daily movement of the average price of the 12 contracts, each contract month will be equally weighted. It is not the intent of USL to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. It is not the intent of USL to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contracts as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of USL, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USL accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of March 31, 2015, USL held 1,349 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures.

USL commenced investment operations on December 6, 2007 and has a fiscal year ending on December 31. USCF is responsible for the management of USL. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, UGA’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”) and the United States Agriculture Index Fund (“USAG”), each a series of the United States Commodity Index Funds Trust. USCI, CPER and USAG listed their shares on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011 and “USAG” on April 13, 2012, respectively.

All funds listed previously are referred to collectively herein as the “Related Public Funds.”

USL issues shares to certain authorized purchasers (“Authorized Participants”) by offering baskets consisting of 50,000 shares (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the NAV of a share calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

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

On December 4, 2007, USL initially registered 11,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On December 6, 2007, USL listed its shares on the AMEX under the ticker symbol “USL.” On that day, USL established its initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. USL also commenced investment operations on December 6, 2007, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil.  As a result of the acquisition of the AMEX by NYSE Euronext, USL commenced trading on the NYSE Arca on November 25, 2008. As of March 31, 2015, USL had registered a total of 111,000,000 shares.

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

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. USL earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant (“FCM”) at the 90-day Treasury bill rate. In addition, USL earns income on funds held at the custodian or FCM at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

USL is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, USL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USL files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USL is not subject to income tax return examinations by major taxing authorities for years before 2011. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USL recording a tax liability that reduces net assets. However, USL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2015.

Creations and Redemptions

Authorized Participants may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

USL receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in USL’s condensed statements of financial condition as receivable for shares sold, and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

Authorized Participants pay USL a fee of $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2015.

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

Ongoing Registration Fees and Other Offering Expenses

USL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2015, USL did not incur registration fees and other offering expenses. For the three months ended March 31, 2014, USL did not incur registration fees and other offering expenses.

Directors’ Fees and Expenses

USL is responsible for paying its portion of the directors’ and officers’ liability insurance for USL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USL and the Related Public Funds. USL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2015 are estimated to be a total of $12,759 for USL and $560,625 for USL and the Related Public Funds.

Licensing Fees

As discussed in Note 4 below, USL entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USL and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2015 and 2014, USL incurred $2,320 and $2,161, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USL’s audit expenses and tax accounting and reporting requirements are paid by USL. These costs are estimated to be $175,000 for the year ending December 31, 2015.

Other Expenses and Fees

In addition to the fees described above, USL pays all brokerage fees and other expenses in connection with the operation of USL, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below.

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

On October 8, 2013, USL entered into a brokerage agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as USL’s FCM, effective October 10, 2013. Prior to October 10, 2013, the FCM was UBS Securities LLC. The agreement with RBC requires it to provide services to USL in connection with the purchase and sale of Oil Futures Contracts and Other Oil-Related Investments that may be purchased and sold by or through RBC Capital for USL’s account. In accordance with the agreement, RBC Capital charges USL commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Oil Futures Contracts and options on Oil Futures Contracts. Such fees include those incurred when purchasing Oil Futures Contracts and options on Oil Futures Contracts when USL issues shares as a result of a Creation Basket, as well as fees incurred when selling Oil Futures Contracts and options on Oil Futures Contracts when USL redeems shares as a result of a Redemption Basket. Such fees are also incurred when Oil Futures Contracts and options on Oil Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. USL also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Total commissions accrued to brokers	$6,437	$1,400
Total commissions as an annualized percentage of average net assets	0.04%	0.01%
Commissions accrued as a result of rebalancing	$4,323	$999
Percentage of commissions accrued as a result of rebalancing	67.16%	71.36%
Commissions accrued as a result of creation and redemption activity	$2,114	$401
Percentage of commissions accrued as a result of creation and redemption activity	32.84%	28.64%

The increase in the total commissions accrued to brokers for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was a result of increased brokerage fees due to a greater number of futures contracts being held and traded as a result of USL’s greater total net assets.

USL and the NYMEX entered into a licensing agreement on April 10, 2006, as amended on October 20, 2011, whereby USL was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, USL and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3. USL expressly disclaims any association with the NYMEX or endorsement of USL by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

NOTE 5 — FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

USL engages in the trading of futures contracts, options on futures contracts and cleared swaps (collectively, “derivatives”). USL is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract. USL may enter into futures contracts and options on futures contracts to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are OTC agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, but which are not traded on an exchange. A cleared swap is created when the parties to an off-exchange OTC swap transaction agree to extinguish their OTC contract and replace it with a cleared swap. Cleared swaps are intended to provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

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

All of the futures contracts held by USL were exchange-traded through March 31, 2015. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC transactions since, in OTC transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USL’s cash in money market funds that seek to maintain a stable per share NAV. USL is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2015 and December 31, 2014, USL held investments in money market funds in the amounts of $24,000,000 and $24,000,000, respectively. USL also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2015 and December 31, 2014, USL held cash deposits and investments in Treasuries in the amounts of $63,907,158 and $29,250,024, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should USL’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2015 and 2014 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended	For the three months ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$26.59	$42.83
Total income (loss)	(2.58)	1.38
Total expenses	(0.05)	(0.11)
Net increase (decrease) in net asset value	(2.63)	1.27
Net asset value, end of period	$23.96	$44.10

Total Return	(9.89)%	2.97%

Ratios to Average Net Assets
Total income (loss)	(8.12)%	2.80%
Expenses excluding management fees*	0.21%	0.41%
Management fees*	0.60%	0.60%
Net income (loss)	(8.32)%	2.55%

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

The following table summarizes the valuation of USL’s securities at March 31, 2015 using the fair value hierarchy:

At March 31, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$50,992,391	$50,992,391	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(15,855,783)	(15,855,783)	—	—

During the three months ended March 31, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USL’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$30,998,094	$30,998,094	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(17,096,060)	(17,096,060)	—	—

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

Fair Value of Derivative Instruments

	Condensed
Derivatives not Accounted	Statements of Financial	Fair Value	Fair Value
for as Hedging Instruments	Condition Location	At March 31, 2015	At December 31, 2014
Futures - Commodity Contracts	Assets	$(15,855,783)	$(17,096,060)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2015		March 31, 2014
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Accounted for	on Derivatives	on Derivatives	on Derivatives	on Derivatives	on Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$(6,344,216)		$525,150

	Change in unrealized gain (loss) on open contracts		$1,240,277		$1,106,210

NOTE 8 — SUBSEQUENT EVENTS

USL has performed an evaluation of subsequent events through the date the condensed financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments, other than as noted below:

Mr. Howard Mah, Management Director, Chief Financial Officer (Principal Accounting Officer), Secretary and Treasurer of USCF, general partner of United States 12 Month Oil Fund, LP, tendered his resignation effective May 15, 2015. It is anticipated that Mr. Stuart Crumbaugh, who was hired by USCF on April 6, 2015, will be appointed the Chief Financial Officer (Principal Accounting Officer), Secretary and Treasurer effective on May 15, 2015 (concurrently with the Board of Directors’ accepting Mr. Mah’s resignation).

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

Introduction

USL, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of USL is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes, in percentage terms, of the price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes, in percentage terms, in the average of the prices of 12 futures contracts for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), less USL’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. When calculating the daily movement of the average price of the 12 contracts, each contract month will be equally weighted. It is not the intent of USL to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. It is not the intent of USL to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. The general partner of USL, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below).

USL invests in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil interests such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and OTC transactions that are based on the price of crude oil, other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). For convenience and unless otherwise specified, Oil Futures Contracts and Other Oil-Related Investments collectively are referred to as “Oil Interests” in this quarterly report on Form 10-Q.

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

The accountability levels for the Benchmark Futures Contracts and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Futures Contracts is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, ICE Futures maintains accountability levels, position limits and monitoring authority for its futures contracts for light, sweet crude oil. If USL and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USL could be ordered to reduce its position back to the accountability level. As of March 31, 2015, USL held 1,349 futures contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures. For the three months ended March 31, 2015, USL did not exceed accountability levels imposed by the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USL will run up against such position limits because USL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during one day each month. For the three months ended March 31, 2015, USL did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

On November 5, 2013, the CFTC proposed a rulemaking that would establish specific limits on speculative positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). On the same date, the CFTC proposed another rule addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”). Specifically, the Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: over-the-counter (“OTC”), DCMs, SEFs as well as non-U.S. located platforms. Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, USL may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in OTC swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Proposed Aggregation Requirements may affect USL, but it may be substantial and adverse. By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of USL to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of USL. See “Commodity Interest Markets – Regulation” in this quarterly report on Form 10-Q for additional information.

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of USL to achieve its investment objective.

“Swap” Transactions

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposes regulatory requirements on certain “swap” transactions that USL is authorized to engage in that may ultimately impact the ability of USL to meet its investment objective. The term “swap” is broadly defined to include various types of OTC derivatives, including swaps and options.

Regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. As of June 10, 2013, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in financial activities were required to clear certain credit default swaps and interest rate swaps. As a result, if USL enters into or has entered into certain interest rate and credit default swaps, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require USL to centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organizations, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

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

Money Market Reform

On July 23, 2014, the SEC adopted to reform money market funds such that institutional prime money market funds will float their net asset value as well as impose rules such that all money market funds’ boards of directors will be required to implement rules to discourage and prevent runs by investors through the use of redemption fees and gates. Money market funds have two years from the date of adoption to implement the reform. USL currently invests in money market funds, as well as Treasuries with a maturity date of two years or less, as an investment for assets not used for margin or collateral in the Oil Futures Contracts. It is unclear at this time what the impact of money market reform would have on USL’s ability to hedge risk, however, the imposition of a floating net asset value could cause USL to limit remaining assets solely in Treasuries and cash.

As the regulatory requirements are constantly evolving, it is difficult to predict the effect any regulatory changes may have on USL.

Price Movements

Crude oil futures prices were volatile during the three months ended March 31, 2015 and exhibited moderate daily swings along with a slight upward trend during the period. The average price of the Benchmark Oil Futures Contracts started the period at $56.57 per barrel. Average prices hit a peak on February 17, 2015 at $59.42 per barrel. The low of the period was on January 28, 2015 when prices reached $49.94 per barrel. The period ended with the average price of the Benchmark Oil Futures Contracts at $53.30 per barrel, down approximately 5.78% over the period. USL’s per share NAV started the period at $26.59 and ended the period at $23.96 on March 31, 2015, a decrease of approximately 9.89% over the period. USL’s per share NAV reached its high for the period on February 17, 2015 at $27.15 and reached its low for the period on March 17, 2015 at $23.00. The average Benchmark Oil Futures Contract prices listed above began with the February 2015 to January 2016 contracts and ended with the May 2015 to April 2016 contracts. The decrease of approximately 5.78% on the average price of the Benchmark Oil Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing crude Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USL seeks to track, which are more fully described below in the section titled “Tracking USL’s Benchmark.”

During the three months ended March 31, 2015, the crude oil futures market was predominantly in contango, meaning that the price of the near month crude Oil futures Contract was lower than the price of the next month crude Oil Futures Contract, and contracts further away from expiration. On days when the market was in backwardation, the price of the near month crude oil Futures Contract was typically higher than the price of the next month crude oil Futures Contract, or contracts further away from expiration.   During the year ended December 31, 2014, crude oil inventories, particularly those in Cushing, Oklahoma, began to build from prior high levels, which contributed to the crude oil futures market moving into contango through the end of December 2014. During the three months ended March 31, 2015, crude oil inventories continued to build from present levels which contributed to the crude oil futures market remaining in contango through the end of March 2015. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 11,000,000 shares, USL has registered one subsequent offering of its shares: 100,000,000 shares which were registered with the SEC on March 31, 2009. Shares offered by USL in the subsequent offerings were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. As of March 31, 2015, USL had issued 16,050,000 shares, 3,000,000 of which were outstanding. As of March 31, 2015, there were 111,000,000 shares registered but not yet issued.

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

As of March 31, 2015, USL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., NewEdge Group LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Financial Capital Markets.

For the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Average daily total net assets	$62,736,170	$58,436,166
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$5,829	$4,865
Annualized yield based on average daily total net assets	0.04%	0.03%
Management fee	$92,815	$86,453
Total fees and other expenses excluding management fees	$32,281	$59,131
Fees and expenses related to the registration or offering of additional shares	$-	$-
Total commissions accrued to brokers	$6,437	$1,400
Total commissions as annualized percentage of average total net assets	0.04%	0.01%
Commissions accrued as a result of rebalancing	$4,323	$999
Percentage of commissions accrued as a result of rebalancing	67.16%	71.36%
Commissions accrued as a result of creation and redemption activity	$2,114	$401
Percentage of commissions accrued as a result of creation and redemption activity	32.84%	28.64%

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

Average interest rates earned on short-term investments held by USL, including cash equivalents and Treasuries, were similar during the three months ended March 31, 2015, compared to the three months ended March 31, 2014. As a result, the amount of income earned by USL as a percentage of average total net assets was similar during the three months ended March 31, 2015 compared to the three months ended March 31, 2015.

The decrease in total fees and expenses excluding management fees for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was due to a decrease in certain expenses.

The increase in the total commissions accrued to brokers by USL for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was a result of increased brokerage fees due to a greater number of futures contracts being held and traded.

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

For the 30 valuation days ended March 31, 2015, the simple average daily change in the Benchmark Oil Futures Contracts was (0.390)%, while the simple average daily change in the per share NAV of USL over the same time period was (0.392)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contracts, the average error in daily tracking by the per share NAV was (4.388)%, meaning that over this time period USL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. A significant portion of the level of USL’s relative tracking error as a percentage of the benchmark was due to periods of flat price returns.

Since the commencement of the offering of USL shares to the public on December 6, 2007 to March 31, 2015, the simple average daily change in the Benchmark Oil Futures Contracts was (0.018)%, while the simple average daily change in the per share NAV of USL over the same time period was (0.020)%. The average daily difference was 0.002% (or 0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contracts, the average error in daily tracking by the per share NAV was (0.78)%, meaning that over this time period USL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in USL’s NAV and the changes in the Benchmark Oil Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended March 31, 2015. The second graph measures monthly changes from March 31, 2010 through March 31, 2015.

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

For the three months ended March 31, 2015, the actual total return of USL as measured by changes in its per share NAV was (9.89)%. This is based on an initial per share NAV of $26.59 as of December 31, 2014 and an ending per share NAV as of March 31, 2015 of $23.96. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $24.00 as of March 31, 2015, for a total return over the relevant time period of (9.76)%. The difference between the actual per share NAV total return of USL of (9.89)% and the expected total return based on the Benchmark Oil Futures Contracts of (9.76)% was an error over the time period of (0.13)%, which is to say that USL’s actual total return underperformed the benchmark result by that percentage. USL incurs expenses primarily composed of the management fee, brokerage fees for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USL to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the three months ended March 31, 2014, the actual total return of USL as measured by changes in its per share NAV was 2.97%. This was based on an initial per share NAV of $42.83 as of December 31, 2013 and an ending per share NAV as of March 31, 2014 of $44.10. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $44.21 as of March 31, 2014, for a total return over the relevant time period of 3.22%. The difference between the actual per share NAV total return of USL of 2.97% and the expected total return based on the Benchmark Oil Futures Contracts of 3.22% was an error over the time period of (0.26)%, which is to say that USL’s actual total return underperformed the benchmark result by that percentage. USL incurred expenses primarily composed of the management fee, brokerage fees for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USL to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USL pays, offset in part by the income that USL collects on its cash and cash equivalent holdings.

There are currently three factors that have impacted or are most likely to impact USL’s ability to accurately track its Benchmark Oil Futures Contracts.

First, USL may buy or sell its holdings in the then current Benchmark Oil Futures Contracts at a price other than the closing settlement price of that contract on the day during which USL executes the trade. In that case, USL may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contracts, which could cause the changes in the daily per share NAV of USL to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contracts. During the three months ended March 31, 2015, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USL’s attempt to track the Benchmark Oil Futures Contracts over time.

Second, USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USL to track slightly lower than the inverse of daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USL earns dividend and interest income on its cash, cash equivalents and Treasuries. USL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2015. Interest payments, and any other income, were retained within the portfolio and added to USL’s NAV. When this income exceeds the level of USL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USL will realize a net yield that will tend to cause daily changes in the per share NAV of USL to track slightly higher than daily changes in the average of the prices of the Benchmark Oil Futures Contracts. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contracts. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by USL will continue to be higher than interest earned by USL. As such, USCF anticipates that USL will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by USL.

Third, USL may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contracts’ total return movements. In that case, the error in tracking the Benchmark Oil Futures Contracts could result in daily changes in the per share NAV of USL that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contracts. During the three months ended March 31, 2015, USL did not hold any Other Oil-Related Investments. If USL increases in size, and due to its obligations to comply with regulatory limits, USL may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the average dollar price of the near 12 month contracts for light, sweet crude oil from the dollar price of the near month contract for light, sweet crude oil. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between March 31, 2005 and March 31, 2015. Investors will note that the crude oil market spent time in both backwardation and contango.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures trading started in 1982. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. Since then, a combination of improved transportation and storage capacity, along with growing demand for crude oil globally, has moderated the inventory build-up and lead to reduced levels of contango by 2011. The crude oil futures market was in a state of contango during the three months ended March 31, 2015.

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

Crude Oil Market. During the three months ended March 31, 2015, crude oil prices were impacted by several factors. WTI crude oil inventories grew to 471.4 million barrels by the end of March, 24% higher than the same week a year earlier, and the highest levels since the EIA began reporting storage data in 1982. Record inventory levels were set for many weeks in the quarter as crude supplies consistently grew. The Organization of the Petroleum Exporting Countries’ (“OPEC”) decision in late 2014 to maintain production levels despite falling demand led to an oversupplied market. Continuing concerns about the political negotiations with Iran, as well as security concerns in Yemen, Libya and Iraq, have left the market subject to bouts of heightened volatility. United States crude oil prices finished the first quarter of 2015 approximately 10.64% lower than at the beginning of the year. USCF believes that global inventories may stabilize later in the year and record production growth should eventually be curtailed by low prices. However, should supply continue growing or should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could fall further, while disruptions due to conflicts in the Middle East would likely have the opposite effect.

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

For the ten-year time period between March 31, 2005 and March 31, 2015, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. government bonds, or natural gas. However, movements in crude oil were strongly correlated to movements in global equities, unleaded gasoline and diesel-heating oil.

		U.S. Gov’t.
	Large Cap	Bonds	Global
	U.S.	(EFFAS U.S.	Equities		Diesel-
Correlation Matrix	Equities	Gov’t. Bond	(FTSE World	Unleaded	Heating	Natural	Crude
March 31, 2005 - 2015*	(S&P 500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.314)	0.959	0.350	0.418	0.108	0.453
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.289)	(0.297)	(0.285)	(0.013)	(0.340)
Global Equities (FTSE World Index)			1.000	0.410	0.487	0.154	0.534
Unleaded Gasoline				1.000	0.760	0.236	0.741
Diesel-Heating Oil					1.000	0.339	0.790
Natural Gas						1.000	0.289
Crude Oil							1.000

Source: Bloomberg, NYMEX

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one-year period ended March 31, 2015, crude oil still showed neither strongly correlated nor inversely correlated movements with large cap U.S. equities, U.S. government bonds, global equities and natural gas. Movement in crude oil were strongly correlated to the movements in unleaded gasoline and diesel-heating oil.

		U.S. Gov’t.
	Large Cap	Bonds	Global
	U.S.	(EFFAS U.S.	Equities		Diesel-
Correlation Matrix	Equities	Gov’t. Bond	(FTSE World	Unleaded	Heating	Natural	Crude
12 Months Ended March 31, 2015*	(S&P 500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.414)	0.924	0.405	0.685	0.393	0.331
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.327)	(0.370)	(0.565)	(0.009)	(0.335)
Global Equities (FTSE World Index)			1.000	0.631	0.785	0.451	0.468
Unleaded Gasoline				1.000	0.749	0.554	0.815
Diesel-Heating Oil					1.000	0.328	0.582
Natural Gas						1.000	0.471
Crude Oil							1.000

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

USCF has evaluated the nature and types of estimates that it makes in preparing USL’s condensed financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and OTC contracts) involves a critical accounting policy. The values which are used by USL for its Oil Futures Contracts are provided by its commodity broker who uses market prices when available, while OTC contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, USL estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

USL has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. USL has met, and it is anticipated that USL will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. USL’s liquidity needs include: redeeming shares, providing margin deposits for its existing Oil Futures Contracts or the purchase of additional Oil Futures Contracts and posting collateral for its OTC contracts, if applicable, and payment of its expenses, summarized below under “Contractual Obligations.”

USL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USL has allocated substantially all of its net assets to trading in Oil Interests. USL invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USL’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USL’s account at its custodian bank. Income received from USL’s investments in money market funds and Treasuries is paid to USL. During the three months ended March 31, 2015, USL’s expenses exceeded the income USL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2015, USL used other assets to pay expenses, which could cause a decrease in USL’s NAV over time. To the extent expenses exceed income, USL’s NAV will be negatively impacted.

USL’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USL from promptly liquidating its positions in Oil Futures Contracts. During the three months ended March 31, 2015, USL did not purchase or liquidate any of its positions while daily limits were in effect; however, USL cannot predict whether it may have to purchase or liquidate positions in the future.

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

If, in the future, USL purchases OTC contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC contracts.

As of March 31, 2015, USL held cash deposits and investments in Treasuries and money market funds in the amount of $87,907,158 with the custodian and FCM. Some or all of these amounts may be subject to loss should USL’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of March 31, 2015, USL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USL. While USL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USL’s financial position.

European Sovereign Debt

USL had no direct exposure to European sovereign debt as of March 31, 2015 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

USCF pays the fees of USL’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USL’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and USL have also entered into a licensing agreement with the NYMEX pursuant to which USL and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee to the NYMEX. USL also pays the fees and expenses associated with its tax accounting and reporting requirements.

In addition to USCF’s management fee, USL pays its brokerage fees (including fees to a FCM), OTC dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of shares, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of USL’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a FCM are on a contract-by-contract, or round turn, basis. USL also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

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

As of March 31, 2015, USL’s portfolio consisted of 1,349 WTI Crude Oil Futures CL Contracts traded on the NYMEX. As of March 31, 2015, USL did not hold any Oil Futures Contracts traded on the ICE Futures. For a list of USL’s current holdings, please see USL’s website at www.unitedstatescommodityfunds.com.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives

USL may purchase OTC contracts. Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

USL may enter into certain transactions where an OTC component is exchanged for a corresponding futures contract (“Exchange for Risk” or “EFR transaction”). In the most common type of EFR transaction entered into by USL, the OTC component is the purchase or sale of one or more baskets of USL shares. These EFR transactions may expose USL to counterparty risk during the interim period between the execution of the OTC component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFR transaction will exist only on the day of execution.

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

During the three month reporting period ended March 31, 2015, USL limited its OTC activities to EFR transactions.

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

Part II. OTHER INFORMATION

Item 1.        Legal Proceedings.

Not applicable.

Item 1A.     Risk Factors.

There have been no material changes to the risk factors previously disclosed in USL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 16, 2015, except for the replacement of an existing risk factor with the risk factor set forth below.

USCF is leanly staffed and relies heavily on key personnel to manage USL and other funds.

USCF was formed to be the sponsor and manager of investment vehicles such as USL and has been managing such investment vehicles since April 2006.  Since April 2006, the Chief Investment Officer and Chief Financial Officer have been managing and directing the day-to-day activities and affairs of USL.  Since January 2015, Mr. Gerber has assumed a more active role in the day-to-day activities of USCF, USL and the Related Public Funds. The Chief Investment Officer has resigned effective May 1, 2015. Mr. Gerber has stated that it is his intent to not replace the Chief Investment Officer’s position, but to utilize current and future staff to fill any material gaps that may ensue from the Chief Investment Officer’s departure. There is a risk that not replacing the Chief Investment Officer may have a material adverse effect on the management and/or financial results of USL.

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

Date: May 7, 2015

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 7, 2015

