Form 10-Q
period 2015-06-30
United States 12 Month Oil Fund, LP
filed 2015-08-05
CIK 1405528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2015.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33859

United States 12 Month Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431897
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 3,200,000 outstanding shares as of August 3, 2015.

UNITED STATES 12 MONTH OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1.          Condensed Financial Statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Financial Condition

At June 30, 2015 (Unaudited) and December 31, 2014

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents (Notes 2 and 5)	$73,520,846	$33,464,533
Equity in trading accounts:
Cash and cash equivalents	8,457,363	19,785,491
Unrealized gain (loss) on open commodity futures contracts	(1,284,789)	(17,096,060)
Receivable for shares sold	–	1,329,738
Dividends receivable	591	640
Directors' fees and insurance receivable	572	–
ETF transaction fees receivable	–	350

Total assets	$80,694,583	$37,484,692

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$40,160	$17,971
Professional fees payable	130,492	230,056
Brokerage commissions payable	4,262	2,012
Directors' fees and insurance payable	–	16
License fees payable	3,370	1,712

Total liabilities	178,284	251,767

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	80,516,299	37,232,925
Total Partners' Capital	80,516,299	37,232,925

Total liabilities and partners' capital	$80,694,583	$37,484,692

Limited Partners' shares outstanding	3,000,000	1,400,000
Net asset value per share	$26.84	$26.59
Market value per share	$26.77	$26.82

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2015

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL August 2015 contracts, expiring July 2015	110	$(437,920)	(0.54)
NYMEX WTI Crude Oil Futures CL September 2015 contracts, expiring August 2015	110	(368,630)	(0.46)
NYMEX WTI Crude Oil Futures CL October 2015 contracts, expiring September 2015	111	(377,470)	(0.47)
NYMEX WTI Crude Oil Futures CL November 2015 contracts, expiring October 2015	110	(300,940)	(0.37)
NYMEX WTI Crude Oil Futures CL December 2015 contracts, expiring November 2015	110	(136,360)	(0.17)
NYMEX WTI Crude Oil Futures CL January 2016 contracts, expiring December 2015	110	(76,992)	(0.10)
NYMEX WTI Crude Oil Futures CL February 2016 contracts, expiring January 2016	110	370,500	0.46
NYMEX WTI Crude Oil Futures CL March 2016 contracts, expiring February 2016	110	(19,680)	(0.02)
NYMEX WTI Crude Oil Futures CL April 2016 contracts, expiring March 2016	110	155,692	0.19
NYMEX WTI Crude Oil Futures CL May 2016 contracts, expiring April 2016	110	171,461	0.21
NYMEX WTI Crude Oil Futures CL June 2016 contracts, expiring May 2016	110	(304,258)	(0.38)
NYMEX WTI Crude Oil Futures CL July 2016 contracts, expiring June 2016	110	39,808	0.05
Total Open Futures Contracts*	1,321	$(1,284,789)	(1.60)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.05%, 7/09/2015	$2,000,000	$1,999,980	2.49
0.08%, 7/23/2015	4,000,000	3,999,817	4.97
0.06%, 7/30/2015	2,000,000	1,999,911	2.49
0.06%, 8/06/2015	2,000,000	1,999,890	2.49
0.07%, 8/13/2015	2,000,000	1,999,845	2.48
0.07%, 8/20/2015	1,000,000	999,910	1.24
0.07%, 8/27/2015	1,000,000	999,897	1.24
0.08%, 9/03/2015	4,000,000	3,999,467	4.97
0.10%, 9/10/2015	2,000,000	1,999,625	2.48
0.12%, 9/17/2015	1,000,000	999,751	1.24
0.11%, 9/24/2015	2,000,000	1,999,481	2.48
0.10%, 10/01/2015	2,000,000	1,999,514	2.48
0.08%, 10/08/2015	2,000,000	1,999,560	2.48
0.07%, 10/15/2015	3,000,000	2,999,382	3.73
0.09%, 10/22/2015	2,000,000	1,999,435	2.48
0.06%, 10/29/2015	2,000,000	1,999,633	2.48
0.07%, 11/05/2015	2,000,000	1,999,506	2.48
0.08%, 11/12/2015	3,000,000	2,999,079	3.73
0.08%, 11/19/2015	2,000,000	1,999,412	2.48
0.09%, 11/27/2015	2,000,000	1,999,296	2.48
Total Treasury Obligations		42,992,391	53.39

United States - Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	16,000,000	16,000,000	19.87
Wells Fargo Advantage Government Money Market Fund - Class I	8,000,000	8,000,000	9.94
Total Money Market Funds		24,000,000	29.81
Total Cash Equivalents		$66,992,391	83.20

* Collateral amounted to $8,457,363 on open future contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2015 and 2014

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014

Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(5,696,095)	$1,515,340	$(12,040,311)	$2,040,490
Change in unrealized gain (loss) on open futures contracts	14,570,994	2,526,000	15,811,271	3,632,210
Dividend income	1,795	2,499	3,571	5,536
Interest income	8,891	1,326	12,944	3,154
ETF transaction fees	2,800	350	8,750	1,050

Total income (loss)	8,888,385	4,045,515	3,796,225	5,682,440

Expenses
General Partner management fees (Note 3)	127,382	86,481	220,197	172,934
Professional fees	37,841	37,462	58,460	88,855
Brokerage commissions	3,728	1,116	10,165	2,516
Directors' fees and insurance	2,458	4,268	5,363	8,445
License fees	3,186	2,162	5,506	4,323
Registration fees	–	1,350	–	1,350

Total expenses	174,595	132,839	299,691	278,423

Net income (loss)	$8,713,790	$3,912,676	$3,496,534	$5,404,017
Net income (loss) per limited partnership share	$2.88	$3.07	$0.25	$4.34

Net income (loss) per weighted average limited partnership share	$2.75	$3.06	$1.23	$4.08
Weighted average limited partnership shares outstanding	3,170,330	1,279,121	2,840,055	1,325,138

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the six months ended June 30, 2015

	General Partner	Limited Partners	Total

Balances, at December 31, 2014	$–	$37,232,925	$37,232,925
Addition of 2,100,000 partnership shares	–	53,519,920	53,519,920
Redemption of 500,000 partnership shares	–	(13,733,080)	(13,733,080)
Net income (loss)	–	3,496,534	3,496,534

Balances, at June 30, 2015	$–	$80,516,299	$80,516,299

Net Asset Value Per Share:
At December 31, 2014	$26.59
At June 30, 2015	$26.84

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2015 and 2014

	Six months ended June 30, 2015	Six months ended June 30, 2014
Cash Flows from Operating Activities:
Net income (loss)	$3,496,534	$5,404,017
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	11,328,128	2,947,027
Unrealized (gain) loss on futures contracts	(15,811,271)	(3,632,210)
(Increase) decrease in dividends receivable	49	389
(Increase) decrease in directors' fees and insurance receivable	(572)	(3,152)
(Increase) decrease in ETF transaction fees receivable	350	350
Increase (decrease) in investment payable	–	(2,141,524)
Increase (decrease) in General Partner management fees payable	22,189	(4,221)
Increase (decrease) in professional fees payable	(99,564)	(102,996)
Increase (decrease) in brokerage commissions payable	2,250	–
Increase (decrease) in directors' fees and insurance payable	(16)	(1,062)
Increase (decrease) in license fees payable	1,658	(462)
Increase (decrease) in registration fees payable	–	(153)
Net cash provided by (used in) operating activities	(1,060,265)	2,466,003
Cash Flows from Financing Activities:
Addition of partnership shares	54,849,658	–
Redemption of partnership shares	(13,733,080)	(8,547,205)
Net cash provided by (used in) financing activities	41,116,578	(8,547,205)

Net Increase (Decrease) in Cash and Cash Equivalents	40,056,313	(6,081,202)

Cash and Cash Equivalents, beginning of period	33,464,533	59,384,208
Cash and Cash Equivalents, end of period	$73,520,846	$53,303,006

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2015 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States 12 Month Oil Fund, LP (“USL”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007. USL is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USL’s shares traded on the American Stock Exchange (the “AMEX”). USL will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of USL is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the average of the prices of the 12 futures contracts for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), less USL’s expenses. When calculating the daily movement of the average price of the 12 contracts, each contract month will be equally weighted. It is not the intent of USL to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. It is not the intent of USL to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contracts as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of USL, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USL accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of June 30, 2015, USL held 1,321 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures.

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

On December 4, 2007, USL initially registered 11,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On December 6, 2007, USL listed its shares on the AMEX under the ticker symbol “USL.” On that day, USL established its initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. USL also commenced investment operations on December 6, 2007, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil.  As a result of the acquisition of the AMEX by NYSE Euronext, USL commenced trading on the NYSE Arca on November 25, 2008. As of June 30, 2015, USL had registered a total of 111,000,000 shares.

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

In accordance with GAAP, USL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USL files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USL is not subject to income tax return examinations by major taxing authorities for years before 2011. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USL recording a tax liability that reduces net assets. However, USL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2015.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2015.

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

Ongoing Registration Fees and Other Offering Expenses

USL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2015, USL did not incur registration fees and other offering expenses. For the six months ended June 30, 2014, USL incurred $1,350 in registration fees and other offering expenses.

Directors’ Fees and Expenses

USL is responsible for paying its portion of the directors’ and officers’ liability insurance for USL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USL and the Related Public Funds. USL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2015 are estimated to be a total of $9,200 for USL and $569,300 for USL and the Related Public Funds.

Licensing Fees

As discussed in Note 4 below, USL entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USL and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2015 and 2014, USL incurred $5,506 and $4,323, respectively, under this arrangement.

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

	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Total commissions accrued to brokers	$10,165	$2,516
Total commissions as an annualized percentage of average net assets	0.03%	0.01%
Commissions accrued as a result of rebalancing	$6,247	$1,984
Percentage of commissions accrued as a result of rebalancing	61.46%	78.86%
Commissions accrued as a result of creation and redemption activity	$3,918	$532
Percentage of commissions accrued as a result of creation and redemption activity	38.54%	21.14%

The increase in the total commissions accrued to brokers for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was a result of increased brokerage fees due to a greater number of futures contracts being held and traded as a result of USL’s greater total net assets.

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

All of the futures contracts held by USL were exchange-traded through June 30, 2015. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC transactions since, in OTC transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USL’s cash in money market funds that seek to maintain a stable per share NAV. USL is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2015 and December 31, 2014, USL held investments in money market funds in the amounts of $24,000,000 and $24,000,000 respectively. USL also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of June 30, 2015 and December 31, 2014, USL held cash deposits and investments in Treasuries in the amounts of $57,978,209 and $29,250,024, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should USL’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the six months ended June 30, 2015 and 2014 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended	For the six months ended
	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$26.59	$42.83
Total income (loss)	0.36	4.55
Total expenses	(0.11)	(0.21)
Net increase (decrease) in net asset value	0.25	4.34
Net asset value, end of period	$26.84	$47.17

Total Return	0.94%	10.13%

Ratios to Average Net Assets
Total income (loss)	5.13%	9.78%
Expenses excluding management fees*	0.22%	0.37%
Management fees*	0.60%	0.60%
Net income (loss)	4.72%	9.30%

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

The following table summarizes the valuation of USL’s securities at June 30, 2015 using the fair value hierarchy:

At June 30, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$66,992,391	$66,992,391	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(1,284,789)	(1,284,789)	—	—

During the six months ended June 30, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USL’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$30,998,094	$30,998,094	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(17,096,060)	(17,096,060)	—	—

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

Fair Value of Derivative Instruments

	Condensed
Derivatives not Accounted	Statements of Financial	Fair Value	Fair Value
for as Hedging Instruments	Condition Location	At June 30, 2015	At December 31, 2014
Futures - Commodity Contracts	Assets	$(1,284,789)	$(17,096,060)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended		For the six months ended
		June 30, 2015		June 30, 2014
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Accounted for	on Derivatives	on Derivatives	on Derivatives	on Derivatives	on Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$(12,040,311)		$2,040,490

	Change in unrealized gain (loss) on open contracts		$15,811,271		$3,632,210

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

The accountability levels for the Benchmark Futures Contracts and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Futures Contracts is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, ICE Futures maintains accountability levels, position limits and monitoring authority for its futures contracts for light, sweet crude oil. If USL and the Related Public Funds exceed these accountability levels for investments in the futures contract for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USL could be ordered to reduce its position back to the accountability level. As of June 30, 2015, USL held 1,321 futures contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures. For the six months ended June 30, 2015, USL did not exceed accountability levels imposed by the NYMEX or ICE Futures, however, the aggregated total of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and USL did not reduce the number of Oil Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USL will run up against such position limits because USL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during one day each month. For the six months ended June 30, 2015, USL did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

The CFTC has proposed to adopt limits on speculative positions in 28 physical commodity futures and option contracts and as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets and rules addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Position Limit Rules”). The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: over-the-counter (“OTC”), DCMs, SEFs as well as non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times.

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, USL may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in OTC swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Position Limit Rules may affect USL, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of USL to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of USL.

Based on its current understanding of the Position Limit Rules, USCF does not anticipate significant negative impact on the ability of USL to achieve its investment objective.

“Swap” Transactions

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposes regulatory requirements on certain “swap” transactions that USL is authorized to engage in that may ultimately impact the ability of USL to meet its investment objective. The term “swap” is broadly defined to include various types of OTC derivatives, including swaps and options.

CFTC regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“CCPs”). “Clearing” refers to the process by which a trade that is bilaterally executed by two parties is submitted to a CCP, via a clearing member (i.e., a “futures commission merchant” or “FCM”), and replaced by two mirror swaps, with the CCP becoming the counterparty to both of the initial parties to the swap. CCPs have several layers of protection against default including margin, member capital contributions and FCM guarantees of their customers’ transactions with the CCP. FCMs also pre-qualify the counterparties to all swaps that are sent to the CCP from a credit perspective, setting limits for each counterparty and collecting initial and variation margin daily from each counterparty for changes in the value of cleared swaps. The margin collected from both parties to the swap protects against credit risk in the event a counterparty defaults. The initial and variation margin requirements are set by and held for the benefit of the CCP. Additional initial margin may be required and held by the FCM, due to its guarantees of its customers’ trades with the CCP.

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

As of June 10, 2013, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in financial activities are required to clear certain index-based credit default swaps and interest rate swaps. As a result, if USL enters into index-based credit default swaps or interest rate swaps that are subject to mandatory clearing, USL will be required to centrally clear those swaps. The CFTC is expected to subject other types of swaps to mandatory clearing in the future and it is possible that USL will be required to centrally clear certain OTC instruments that are presently entered into and settled on a bi-lateral basis.

To the extent that a swap is required to be cleared, it must also be executed on a SEF or DCM if it is designated as “made available to trade” by a SEF or DCM. “Made available to trade” refers to the regulatory process by which the SEF or DCM execution requirement is implemented by the CFTC. To date, only certain of the index-based credit default swaps and interest rate swaps that are required to be cleared are made available to trade on a SEF. If USL enters into index-based credit default swaps or interest rate swaps that are subject to mandatory clearing, USL will be required to execute those swaps on a SEF if they are designated as made available to trade.

Swaps that are not required to be cleared and executed on a SEF but that are executed bilaterally are also subject to various requirements pursuant to CFTC regulations, including, among others, reporting and recordkeeping requirements and, depending on the status of the counterparties, trading documentation requirements and dispute resolution requirements. In addition, U.S. regulators are in the process of adopting rules to impose initial and variation margin requirements that will apply to swap dealers and major swap participants and their counterparties. If USL engages in non-cleared swap transactions it may be subject to some or all of these requirements.

In addition to the rules and regulations imposed under the Dodd-Frank Act, swap dealers that are European banks may also be subject to European Market Infrastructure Regulation (“EMIR”). EMIR imposes requirements on non-cleared derivatives that are similar to those imposed by the CFTC and other regulators in the United States and which are described above. USL may be indirectly impacted by EMIR to the extent that it engages in derivatives transactions with entities that are subject to EMIR.

On August 12, 2013, the CFTC issued final rules establishing compliance obligations for commodity pool operators (“CPOs”) of investment companies registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”) that are required to register due to recent changes to CFTC Regulation 4.5. The final rules were issued in a CFTC release entitled “Harmonization of Compliance Obligations for Registered Investment Companies Required to Register as Commodity Pool Operators.” Although USL is not a registered investment company under the Investment Company Act, the Harmonization Rules amended certain CFTC disclosure rules to make the requirements for all CPOs to periodically update their disclosure documents consistent with those of the SEC. This change will decrease the burden to USL and USCF of having to comply with inconsistent regulatory requirements. It is not known whether the CFTC will make additional amendments to its disclosure, reporting and recordkeeping rules to further harmonize these obligations with those of the SEC as they apply to USL and USCF, but any such further rule changes could result in additional operating efficiencies for USL and USCF.

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

Price Movements

Crude oil futures prices were volatile during the six months ended June 30, 2015 and exhibited moderate daily swings along with a slight upward trend during the period. The average price of the Benchmark Oil Futures Contracts started the period at $56.57 per barrel. Average prices hit a peak on May 6, 2015 at $63.85 per barrel. The low of the period was on January 28, 2015 when prices reached $49.91 per barrel. The period ended with the average price of the Benchmark Oil Futures Contracts at $60.97 per barrel, up approximately 7.78% over the period. USL’s per share NAV started the period at $26.59 and ended the period at $26.84 on June 30, 2015, an increase of approximately 0.94% over the period. USL’s per share NAV reached its high for the period on May 6, 2015 at $28.27 and reached its low for the period on March 17, 2015 at $23.00. The average Benchmark Oil Futures Contract prices listed above began with the February 2015 to January 2016 contracts and ended with the August 2015 to July 2016 contracts. The increase of approximately 7.78% on the average price of the Benchmark Oil Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing crude Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USL seeks to track, which are more fully described below in the section titled “Tracking USL’s Benchmark.”

During the six months ended June 30, 2015, the crude oil futures market was predominantly in contango, meaning that the price of the near month crude Oil futures Contract was lower than the price of the next month crude Oil Futures Contract, and contracts further away from expiration. On days when the market was in backwardation, the price of the near month crude oil Futures Contract was typically higher than the price of the next month crude oil Futures Contract, or contracts further away from expiration. During the year ended December 31, 2014, crude oil inventories, particularly those in Cushing, Oklahoma, began to build from prior high levels, which contributed to the crude oil futures market remaining in contango through the end of December 2014. During the six months ended June 30, 2015, crude oil inventories, particularly those in Cushing, Oklahoma, continued to build from already high levels to record volumes, which contributed to the crude oil futures market remaining in contango through the end of June 2015. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 11,000,000 shares, USL has registered one subsequent offering of its shares: 100,000,000 shares which were registered with the SEC on March 31, 2009. Shares offered by USL in the subsequent offerings were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. As of June 30, 2015, USL had issued 16,550,000 shares, 3,000,000 of which were outstanding. As of June 30, 2015, there were 94,450,000 shares registered but not yet issued.

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

As of June 30, 2015, USL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., NewEdge Group LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Financial Capital Markets.

For the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Average daily total net assets	$74,007,167	$58,122,274
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$16,515	$8,690
Annualized yield based on average daily total net assets	0.05%	0.03%
Management fee	$220,197	$172,934
Total fees and other expenses excluding management fees	$79,494	$105,489
Fees and expenses related to the registration or offering of additional shares	$-	$1,350
Total commissions accrued to brokers	$10,165	$2,516
Total commissions as annualized percentage of average total net assets	0.03%	0.01%
Commissions accrued as a result of rebalancing	$6,247	$1,984
Percentage of commissions accrued as a result of rebalancing	61.46%	78.86%
Commissions accrued as a result of creation and redemption activity	$3,918	$532
Percentage of commissions accrued as a result of creation and redemption activity	38.54%	21.14%

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

Average interest rates earned on short-term investments held by USL, including cash equivalents and Treasuries, were similar during the six months ended June 30, 2015, compared to the six months ended June 30, 2014. As a result, the amount of income earned by USL as a percentage of average total net assets was similar during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

The decrease in total fees and expenses excluding management fees for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was due to a decrease in certain expenses.

The increase in the total commissions accrued to brokers by USL for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was a result of increased brokerage fees due to a greater number of futures contracts being held and traded.

For the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

	For the three months ended June 30, 2015	For the three months ended June 30, 2014
Average daily total net assets	$85,154,306	$57,811,833
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$10,686	$3,825
Annualized yield based on average daily total net assets	0.05%	0.03%
Management fee	$127,382	$86,481
Total fees and other expenses excluding management fees	$47,213	$46,358
Fees and expenses related to the registration or offering of additional shares	$-	$1,350
Total commissions accrued to brokers	$3,728	$1,116
Total commissions as annualized percentage of average total net assets	0.02%	0.01%
Commissions accrued as a result of rebalancing	$1,924	$986
Percentage of commissions accrued as a result of rebalancing	51.61%	88.31%
Commissions accrued as a result of creation and redemption activity	$1,804	$130
Percentage of commissions accrued as a result of creation and redemption activity	48.39%	11.69%

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

Average interest rates earned on short-term investments held by USL, including cash equivalents and Treasuries, were similar during the three months ended June 30, 2015, compared to the three months ended June 30, 2014. As a result, the amount of income earned by USL as a percentage of average total net assets was similar during the three months ended June 30, 2015 compared to the three months ended June 30, 2015.

The increase in total fees and expenses excluding management fees for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, was due to an increase in certain expenses including license fees.

The increase in the total commissions accrued to brokers by USL for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, was a result of increased brokerage fees due to a greater number of futures contracts being held and traded.

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

For the 30 valuation days ended June 30, 2015, the simple average daily change in the Benchmark Oil Futures Contracts was (0.050)%, while the simple average daily change in the per share NAV of USL over the same time period was (0.052)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contracts, the average error in daily tracking by the per share NAV was 1.966%, meaning that over this time period USL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. A significant portion of the level of USL’s relative tracking error as a percentage of the benchmark was due to periods of flat price returns.

Since the commencement of the offering of USL shares to the public on December 6, 2007 to June 30, 2015, the simple average daily change in the Benchmark Oil Futures Contracts was (0.011)%, while the simple average daily change in the per share NAV of USL over the same time period was (0.013)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contracts, the average error in daily tracking by the per share NAV was (0.733)%, meaning that over this time period USL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in USL’s NAV and the changes in the Benchmark Oil Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended June 30, 2015. The second graph measures monthly changes from June 30, 2010 through June 30, 2015.

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

For the six months ended June 30, 2015, the actual total return of USL as measured by changes in its per share NAV was 0.94%. This is based on an initial per share NAV of $26.59 as of December 31, 2014 and an ending per share NAV as of June 30, 2015 of $26.84. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $26.93 as of June 30, 2015, for a total return over the relevant time period of 1.279%. The difference between the actual per share NAV total return of USL of 0.94% and the expected total return based on the Benchmark Oil Futures Contracts of 1.279% was an error over the time period of (0.34)%, which is to say that USL’s actual total return underperformed the benchmark result by that percentage. USL incurs expenses primarily composed of the management fee, brokerage fees for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USL to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the six months ended June 30, 2014, the actual total return of USL as measured by changes in its per share NAV was 10.13%. This was based on an initial per share NAV of $42.83 as of December 31, 2013 and an ending per share NAV as of June 30, 2014 of $47.17. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $47.39 as of June 30, 2014, for a total return over the relevant time period of 10.63%. The difference between the actual per share NAV total return of USL of 10.13% and the expected total return based on the Benchmark Oil Futures Contracts of 10.63% was an error over the time period of (0.51)%, which is to say that USL’s actual total return underperformed the benchmark result by that percentage. USL incurred expenses primarily composed of the management fee, brokerage fees for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USL to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USL pays, offset in part by the income that USL collects on its cash and cash equivalent holdings.

There are currently three factors that have impacted or are most likely to impact USL’s ability to accurately track its Benchmark Oil Futures Contracts.

First, USL may buy or sell its holdings in the then current Benchmark Oil Futures Contracts at a price other than the closing settlement price of that contract on the day during which USL executes the trade. In that case, USL may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contracts, which could cause the changes in the daily per share NAV of USL to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contracts. During the six months ended June 30, 2015, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USL’s attempt to track the Benchmark Oil Futures Contracts over time.

Second, USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USL to track slightly lower than the inverse of daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USL earns dividend and interest income on its cash, cash equivalents and Treasuries. USL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2015. Interest payments, and any other income, were retained within the portfolio and added to USL’s NAV. When this income exceeds the level of USL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USL will realize a net yield that will tend to cause daily changes in the per share NAV of USL to track slightly higher than daily changes in the average of the prices of the Benchmark Oil Futures Contracts. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contracts. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by USL will continue to be higher than interest earned by USL. As such, USCF anticipates that USL will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by USL.

Third, USL may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contracts’ total return movements. In that case, the error in tracking the Benchmark Oil Futures Contracts could result in daily changes in the per share NAV of USL that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contracts. During the six months ended June 30, 2015, USL did not hold any Other Oil-Related Investments. If USL increases in size, and due to its obligations to comply with regulatory limits, USL may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Near Month Price (CL1) vs Average Price of the Near 12 Months (12M Strip)
(10 years ending 6/30/15)*
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
6/30/2005
6/30/2006
6/30/2007
6/30/2008
6/30/2009
6/30/2010
6/30/2011
6/30/2012
6/30/2013
6/30/2014
6/30/2015
CL1
12 Mo Strip Price

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the average dollar price of the near 12 month contracts for light, sweet crude oil from the dollar price of the near month contract for light, sweet crude oil. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between June 30, 2005 and June 30, 2015. Investors will note that the crude oil market spent time in both backwardation and contango.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures trading started in 1982. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. Since then, a combination of improved transportation and storage capacity, along with growing demand for crude oil globally, has moderated the inventory build-up and lead to reduced levels of contango by 2011. The crude oil futures market was in a state of contango during the six months ended June 30, 2015.

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

Crude Oil Market. During the six months ended June 30, 2015, crude oil prices were impacted by several factors. Crude oil inventories grew to 465.4 million barrels by the end of June, 21% higher than the same week a year earlier. Global storage remained near the peak level of 491 million barrels reported in April, the highest volume since the EIA began reporting storage data in 1982. The amount of crude in storage increased consistently from the start of the year (when inventories were 22% lower) to late April before beginning to decline on moderately reduced output from shale producers and other sources. The Organization of Petroleum Exporting Countries’ (“OPEC”) decision in late 2014 to maintain production levels despite falling demand led to the oversupplied market. Continuing concerns about the political negotiations with Iran, as well as security concerns in Yemen, Libya and Iraq, have left the market subject to bouts of heightened volatility. United States crude oil prices finished the first half of 2015 approximately 11.6% higher than at the beginning of the year. Prices rose as investors speculated that global inventories may stabilize later in the year and record production growth should eventually be curtailed by a price range that is significantly lower than it was one year ago. However, should supply continue to grow or should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could fall further, while disruptions due to conflicts in the Middle East would likely have the opposite effect.

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

For the ten-year time period between June 30, 2005 and June 30, 2015, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. government bonds, or natural gas. However, movements in crude oil were strongly correlated to movements in global equities, unleaded gasoline and diesel-heating oil.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
June 30, 2005 – 2015*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.308)	0.959	0.348	0.417	0.102	0.439
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.282)	(0.295)	(0.281)	(0.009)	(0.343)
Global Equities (FTSE World Index)			1.000	0.409	0.488	0.149	0.525
Unleaded Gasoline				1.000	0.762	0.229	0.740
Diesel-Heating Oil					1.000	0.325	0.789
Natural Gas						1.000	0.276
Crude Oil							1.000

Source: Bloomberg, NYMEX

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one-year period ended June 30, 2015, crude oil still showed neither strongly correlated nor inversely correlated movements with large cap U.S. equities, U.S. government bonds, global equities and natural gas. Movement in crude oil was strongly correlated to the movements in unleaded gasoline and diesel-heating oil.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
12 Months ended June 30, 2015*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.297)	0.900	0.329	0.622	0.299	0.145
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.261)	(0.452)	(0.571)	(0.155)	(0.452)
Global Equities (FTSE World Index)			1.000	0.599	0.774	0.375	0.393
Unleaded Gasoline				1.000	0.776	0.569	0.795
Diesel-Heating Oil					1.000	0.359	0.609
Natural Gas						1.000	0.485
Crude Oil							1.000

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

USL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USL has allocated substantially all of its net assets to trading in Oil Interests. USL invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USL’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USL’s account at its custodian bank. Income received from USL’s investments in money market funds and Treasuries is paid to USL. During the six months ended June 30, 2015, USL’s expenses exceeded the income USL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2015, USL used other assets to pay expenses, which could cause a decrease in USL’s NAV over time. To the extent expenses exceed income, USL’s NAV will be negatively impacted.

USL’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USL from promptly liquidating its positions in Oil Futures Contracts. During the six months ended June 30, 2015, USL did not purchase or liquidate any of its positions while daily limits were in effect; however, USL cannot predict whether it may have to purchase or liquidate positions in the future.

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

As of June 30, 2015, USL held cash deposits and investments in Treasuries and money market funds in the amount of $81,978,209 with the custodian and FCM. Some or all of these amounts may be subject to loss should USL’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of June 30, 2015, USL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USL. While USL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USL’s financial position.

European Sovereign Debt

USL had no direct exposure to European sovereign debt as of June 30, 2015 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of June 30, 2015, USL’s portfolio consisted of 1,321 WTI Crude Oil Futures CL Contracts traded on the NYMEX. As of June 30, 2015, USL did not hold any Oil Futures Contracts traded on the ICE Futures. For a list of USL’s current holdings, please see USL’s website at www.unitedstatescommodityfunds.com.

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

During the six month reporting period ended June 30, 2015, USL limited its OTC activities to EFR transactions.

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

Part II. OTHER INFORMATION

Item 1.        Legal Proceedings.

Not applicable.

Item 1A.     Risk Factors.

There have been no material changes to the risk factors previously disclosed in USL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 16, 2015, and USL’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 filed on May 7, 2015.

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

United States12 Month Oil Fund, LP (Registrant)

By: United States Commodity Funds LLC, its general partner

By:	/s/ John P. Love
John P. Love
President and Chief Executive Officer
(Principal executive officer)

Date: August 5, 2015

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 5, 2015

