Form 10-Q
period 2016-03-31
United States 12 Month Oil Fund, LP
filed 2016-05-04
CIK 1405528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33859

United States 12 Month Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431897
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 6,600,000 outstanding shares as of May 2, 2016.

UNITED STATES 12 MONTH OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1.           Condensed Financial Statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Financial Condition

At March 31, 2016 (Unaudited) and December 31, 2015

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents (Notes 2 and 5)	$98,622,206	$61,380,282
Equity in trading accounts:
Cash and cash equivalents	21,816,415	29,320,958
Unrealized gain (loss) on open commodity futures contracts	(9,110,119)	(19,971,629)
Dividends receivable	2,463	204
Directors' fees and insurance receivable	1,872	-

Total assets	$111,332,837	$70,729,815

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$55,466	$34,039
Professional fees payable	79,778	153,445
Brokerage commissions payable	7,362	5,162
Directors' fees and insurance payable	-	742
License fees payable	3,795	2,830

Total liabilities	146,401	196,218

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	111,186,436	70,533,597
Total Partners' Capital	111,186,436	70,533,597

Total liabilities and partners' capital	$111,332,837	$70,729,815

Limited Partners' shares outstanding	6,800,000	4,150,000
Net asset value per share	$16.35	$17.00
Market value per share	$16.31	$17.02

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At March 31, 2016

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL May 2016 contracts, expiring April 2016	221	$(1,937,987)	(1.74)
NYMEX WTI Crude Oil Futures CL June 2016 contracts, expiring May 2016	220	(2,157,307)	(1.94)
NYMEX WTI Crude Oil Futures CL July 2016 contracts, expiring June 2016	220	(1,845,857)	(1.66)
NYMEX WTI Crude Oil Futures CL August 2016 contracts, expiring July 2016	221	(1,226,994)	(1.10)
NYMEX WTI Crude Oil Futures CL September 2016 contracts, expiring August 2016	220	(713,271)	(0.64)
NYMEX WTI Crude Oil Futures CL October 2016 contracts, expiring September 2016	220	(707,840)	(0.64)
NYMEX WTI Crude Oil Futures CL November 2016 contracts, expiring October 2016	221	(864,634)	(0.78)
NYMEX WTI Crude Oil Futures CL December 2016 contracts, expiring November 2016	220	(549,030)	(0.49)
NYMEX WTI Crude Oil Futures CL January 2017 contracts, expiring December 2016	220	(24,477)	(0.02)
NYMEX WTI Crude Oil Futures CL February 2017 contracts, expiring January 2017	221	469,138	0.42
NYMEX WTI Crude Oil Futures CL March 2017 contracts, expiring February 2017	220	654,570	0.59
NYMEX WTI Crude Oil Futures CL April 2017 contracts, expiring March 2017	220	(206,430)	(0.19)
Total Open Futures Contracts*	2,644	$(9,110,119)	(8.19)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.07%, 4/07/2016	$2,000,000	$1,999,977	1.80
0.07%, 4/14/2016	3,000,000	2,999,930	2.70
0.11%, 4/21/2016	2,000,000	1,999,878	1.80
0.21%, 4/28/2016	1,000,000	999,842	0.90
0.26%, 5/05/2016	2,000,000	1,999,509	1.80
0.33%, 5/12/2016	2,000,000	1,999,248	1.80
0.31%, 5/19/2016	2,000,000	1,999,173	1.80
0.35%, 5/26/2016	2,000,000	1,998,931	1.80
0.43%, 6/02/2016	2,000,000	1,998,536	1.80
0.52%, 6/09/2016	2,000,000	1,998,007	1.80
0.48%, 6/16/2016	1,000,000	998,987	0.90
0.46%, 6/23/2016	1,000,000	998,951	0.90
0.47%, 6/30/2016	3,000,000	2,996,513	2.69
0.32%, 7/07/2016	4,000,000	3,996,551	3.59
0.38%, 7/21/2016	1,000,000	998,828	0.90
0.39%, 7/28/2016	4,000,000	3,994,887	3.59
0.42%, 8/04/2016	1,000,000	998,559	0.90
0.41%, 8/11/2016	2,000,000	1,996,993	1.80
0.43%, 8/18/2016	2,000,000	1,996,718	1.79
0.45%, 8/25/2016	1,000,000	998,195	0.90
0.48%, 9/01/2016	3,000,000	2,993,880	2.69
0.46%, 9/08/2016	3,000,000	2,993,933	2.69
0.45%, 9/15/2016	3,000,000	2,993,737	2.69
0.44%, 9/22/2016	2,000,000	1,995,747	1.79
0.38%, 9/29/2016	4,000,000	3,992,358	3.58
Total Treasury Obligations		54,937,868	49.40

United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund - Class FS	5,000,000	5,000,000	4.50
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	5,000,000	5,000,000	4.50
Wells Fargo Advantage Government Money Market Fund - Class I	2,000,000	2,000,000	1.80
Total Money Market Funds		12,000,000	10.80
Total Cash Equivalents		$66,937,868	60.20

* Collateral amounted to $21,816,415 on open future contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2016 and 2015

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015

Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(9,396,160)	$(6,344,216)
Change in unrealized gain (loss) on open futures contracts	10,861,510	1,240,277
Dividend income	5,400	1,776
Interest income	44,057	4,053
ETF transaction fees	7,350	5,950

Total income (loss)	1,522,157	(5,092,160)

Expenses
General Partner management fees (Note 3)	131,164	92,815
Professional fees	22,955	20,619
Brokerage commissions	8,669	6,437
Directors' fees and insurance	2,281	2,905
License fees	3,279	2,320

Total expenses	168,348	125,096

Net income (loss)	$1,353,809	$(5,217,256)
Net income (loss) per limited partnership share	$(0.65)	$(2.63)
Net income (loss) per weighted average limited partnership share	$0.24	$(2.08)
Weighted average limited partnership shares outstanding	5,659,890	2,506,111

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the three months ended March 31, 2016

	General Partner	Limited Partners	Total

Balances, at December 31, 2015	$-	$70,533,597	$70,533,597
Addition of 2,650,000 partnership shares	-	39,299,030	39,299,030
Net income (loss)	-	1,353,809	1,353,809

Balances, at March 31, 2016	$-	$111,186,436	$111,186,436

Net Asset Value Per Share:
At December 31, 2015			$17.00
At March 31, 2016			$16.35

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2016 and 2015

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities:
Net income (loss)	$1,353,809	$(5,217,256)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	7,504,543	(1,821,701)
Unrealized (gain) loss on open futures contracts	(10,861,510)	(1,240,277)
(Increase) decrease in dividends receivable	(2,259)	28
(Increase) decrease in directors' fees and insurance receivable	(1,872)	(1,659)
(Increase) decrease in ETF transaction fees receivable	-	350
Increase (decrease) in General Partner management fees payable	21,427	19,520
Increase (decrease) in professional fees payable	(73,667)	(100,760)
Increase (decrease) in brokerage commissions payable	2,200	2,250
Increase (decrease) in directors' fees and insurance payable	(742)	(16)
Increase (decrease) in license fees payable	965	787
Net cash provided by (used in) operating activities	(2,057,106)	(8,358,734)

Cash Flows from Financing Activities:
Addition of partnership shares	39,299,030	41,194,167
Net cash provided by (used in) financing activities	39,299,030	41,194,167

Net Increase (Decrease) in Cash and Cash Equivalents	37,241,924	32,835,433

Cash and Cash Equivalents, beginning of period	61,380,282	33,464,533
Cash and Cash Equivalents, end of period	$98,622,206	$66,299,966

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2016 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States 12 Month Oil Fund, LP (“USL”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007. USL is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USL’s shares traded on the American Stock Exchange (the “AMEX”). USL will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of USL is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the average of the prices of the 12 futures contracts for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Oil Futures Contracts”), less USL’s expenses. When calculating the daily movement of the average price of the 12 contracts, each contract month will be equally weighted. It is not the intent of USL to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. It is not the intent of USL to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contracts as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of USL, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USL accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of March 31, 2016, USL held 2,644 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures.

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

On December 4, 2007, USL initially registered 11,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On December 6, 2007, USL listed its shares on the AMEX under the ticker symbol “USL” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008 On that day, USL established its’ initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. USL also commenced investment operations on December 6, 2007, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of March 31, 2016, USL had registered a total of 111,000,000 shares.

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

In accordance with GAAP, USL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USL files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USL is not subject to income tax return examinations by major taxing authorities for years before 2012. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USL recording a tax liability that reduces net assets. However, USL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2016.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2016.

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

Ongoing Registration Fees and Other Offering Expenses

USL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2016, USL did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

USL is responsible for paying its portion of the directors’ and officers’ liability insurance for USL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USL and the Related Public Funds. USL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2016 are estimated to be a total of $8,900 for USL and, in the aggregate for USL and the Related Public Funds, $554,800.

Licensing Fees

As discussed in Note 4 below, USL entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USL and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2016 and 2015, USL incurred $3,279 and $2,320, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USL’s audit expenses and tax accounting and reporting requirements are paid by USL. These costs are estimated to be $143,000 for the year ending December 31, 2016.

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

Brokerage and Futures Commission Merchant Agreements

On October 8, 2013, USL entered into a brokerage agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as USL’s FCM effective October 10, 2013. The agreement with RBC requires it to provide services to USL in connection with the purchase and sale of Oil Futures Contracts and Other Oil-Related Investments that may be purchased and sold by or through RBC Capital for USL’s account. In accordance with the agreement, RBC Capital charges USL commissions of approximately $7 to $8 per round-turn trade, including applicable exchange and NFA fees for Oil Futures Contracts and options on Oil Futures Contracts. Such fees include those incurred when purchasing Oil Futures Contracts and options on Oil Futures Contracts when USL issues shares as a result of a Creation Basket, as well as fees incurred when selling Oil Futures Contracts and options on Oil Futures Contracts when USL redeems shares as a result of a Redemption Basket. Such fees are also incurred when Oil Futures Contracts and options on Oil Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. USL also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Total commissions accrued to brokers	$8,669	$6,437
Total commissions as an annualized percentage of average net assets	0.04%	0.04%
Commissions accrued as a result of rebalancing	$1,280	$4,323
Percentage of commissions accrued as a result of rebalancing	14.77%	67.16%
Commissions accrued as a result of creation and redemption activity	$7,389	$2,114
Percentage of commissions accrued as a result of creation and redemption activity	85.23%	32.84%

The increase in USL’s total commissions accrued to brokers for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was due to a greater number of futures contracts being held and traded as a result of USL’s greater total net assets.

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

USL may enter into futures contracts, options on futures contracts, and cleared swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are OTC agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, but which are not traded on an exchange. A cleared swap is created when the parties to an off-exchange OTC swap transaction agree to extinguish their OTC swap and replace it with a cleared swap. Cleared swaps are intended to provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

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

All of the futures contracts held by USL through March 31, 2016 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USL’s cash in money market funds that seek to maintain a stable per share NAV. USL is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2016 and December 31, 2015, USL held investments in money market funds in the amounts of $12,000,000 and $7,000,000 respectively. USL also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2016 and December 31, 2015, USL held cash deposits and investments in Treasuries in the amounts of $108,438,621 and $83,701,240, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should USL’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2016 and 2015 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended	For the three months ended
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$17.00	$26.59
Total income (loss)	(0.62)	(2.58)
Total expenses	(0.03)	(0.05)
Net increase (decrease) in net asset value	(0.65)	(2.63)
Net asset value, end of period	$16.35	$23.96

Total Return	(3.82)%	(9.89)%

Ratios to Average Net Assets
Total income (loss)	1.73%	(8.12)%
Management fees*	0.60%	0.60%
Expenses excluding management fees*	0.17%	0.21%
Net income (loss)	1.54%	(8.32)%

* Annualized.

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

The following table summarizes the valuation of USL’s securities at March 31, 2016 using the fair value hierarchy:

At March 31, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$66,937,868	$66,937,868	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(9,110,119)	(9,110,119)	—	—

During the three months ended March 31, 2016, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USL’s securities at December 31, 2015 using the fair value hierarchy:

At December 31, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$52,963,042	$52,963,042	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(19,971,629)	(19,971,629)	—	—

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

Fair Value of Derivative Instruments

	Condensed	Fair Value	Fair Value
Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	At March 31, 2016	At December 31, 2015
Futures - Commodity Contracts	Assets	$(9,110,119)	$(19,971,629)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2016		March 31, 2015
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Accounted for	on Derivatives	on Derivatives	on Derivatives	on Derivatives	on Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$(9,396,160)		$(6,344,216)

	Change in unrealized gain (loss) on open contracts		$10,861,510		$1,240,277

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

Introduction

USL, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of USL is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes, in percentage terms, of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes, in percentage terms, in the average of the prices of 12 futures contracts for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Oil Futures Contracts”), less USL’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted. It is not the intent of USL to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. It is not the intent of USL to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. The general partner of USL, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below).

USL invests in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil interests such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) swaps that are based on the price of crude oil, other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). For convenience and unless otherwise specified, Oil Futures Contracts and Other Oil-Related Investments collectively are referred to as “Oil Interests” in this quarterly report on Form 10-Q.

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

The accountability levels for the Benchmark Futures Contracts and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Futures Contracts is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, ICE Futures maintains accountability levels, position limits and monitoring authority for its futures contracts for light, sweet crude oil. If USL and the Related Public Funds exceed these accountability levels for investments in the futures contract for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USL could be ordered to reduce its net futures contracts back to the accountability level. As of March 31, 2016, USL held 2,644 futures contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures. For the three months ended March 31, 2016, USL did not exceed accountability levels imposed by the NYMEX or ICE Futures, however, the aggregated total of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and USL did not reduce the number of Oil Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USL will run up against such position limits because USL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during one day each month. For the three months ended March 31, 2016, USL did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

Price Movements

Crude oil futures prices were volatile during the three months ended March 31, 2016 and exhibited moderate daily swings along with a slight upward trend during the period. The average price of the Benchmark Oil Futures Contracts started the period at $41.24 per barrel. Average prices hit a peak on March 22, 2016 at $44.17 per barrel. The low of the period was on January 20, 2016 when prices reached $32.89 per barrel. The period ended with the average price of the Benchmark Oil Futures Contracts at $42.07 per barrel, up approximately 2.01% over the period. USL’s per share NAV started the period at $17.00 and ended the period at $16.35 on March 31, 2016, a decrease of approximately (3.82)% over the period. USL’s per share NAV reached its high for the period on March 22, 2016 at $17.17 and reached its low for the period on January 20, 2016 at $13.31. The average Benchmark Oil Futures Contract prices listed above began with the February 2016 and ended with the May 2016 contracts. The increase of approximately 2.01% on the average price of the Benchmark Oil Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing crude Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USL seeks to track, which are more fully described below in the section titled “Tracking USL’s Benchmark.”

During the three months ended March 31, 2016, the crude oil futures market was in a state of contango, meaning that the price of the near month crude Oil Futures Contract was lower than the price of the next month crude Oil Futures Contract and contracts further away from expiration. (On days when the market is in backwardation, the price of the near month crude Oil Futures Contract is typically higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration.) For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Results of Operations and the Crude Oil Market

Results of Operations. On December 6, 2007, USL listed its shares on the American Stock Exchange (the “AMEX”) under the ticker symbol “USL.” On that day, USL established its’ initial offering price at $50.00 per share and issued 300,000 shares to its initial Authorized Participant, in exchange for $15,000,000 in cash. As a result of the acquisition of the AMEX by NYSE Euronext, USL’s shares no longer trade on the AMEX and commenced trading on the NYSE Arca on November 25, 2008.

Since its initial offering of 11,000,000 shares, USL has registered one subsequent offering of its shares: 100,000,000 shares which were registered with the SEC on March 31, 2009. Shares offered by USL in the subsequent offerings were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. As of March 31, 2016, USL had issued 20,950,000 shares, 6,800,000 of which were outstanding. As of March 31, 2016, there were 90,050,000 shares registered but not yet issued.

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

As of March 31, 2016, USL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company, Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, Virtu Financial BD LLC.

For the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Average daily total net assets	$87,923,051	$62,736,170
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$49,457	$5,829
Annualized yield based on average daily total net assets	0.23%	0.04%
Management fee	$131,164	$92,815
Total fees and other expenses excluding management fees	$37,184	$32,281
Fees and expenses related to the registration or offering of additional shares	$-	$-
Total commissions accrued to brokers	$8,669	$6,437
Total commissions as annualized percentage of average total net assets	0.04%	0.04%
Commissions accrued as a result of rebalancing	$1,280	$4,323
Percentage of commissions accrued as a result of rebalancing	14.77%	67.16%
Commissions accrued as a result of creation and redemption activity	$7,389	$2,114
Percentage of commissions accrued as a result of creation and redemption activity	85.23%	32.84%

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

Average interest rates earned on short-term investments held by USL, including cash equivalents and Treasuries, were higher during the three months ended March 31, 2016, compared to the three months ended March 31, 2015. As a result, the amount of income earned by USL as a percentage of average total net assets was higher during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

The increase in total fees and expenses excluding management fees for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was due to an increase in management fees as a result of an increase in assets under management.

The increase in the total commissions accrued to brokers by USL for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was due to a greater number of futures contracts being held and traded.

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

For the 30 valuation days ended March 31, 2016, the simple average daily change in the Benchmark Oil Futures Contracts was 0.305%, while the simple average daily change in the per share NAV of USL over the same time period was 0.303%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contracts, the average error in daily tracking by the per share NAV was 1.522%, meaning that over this time period USL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. A significant portion of the level of USL’s relative tracking error as a percentage of the benchmark was due to periods of flat price returns.

Since the commencement of the offering of USL shares to the public on December 6, 2007 to March 31, 2016, the simple average daily change in the Benchmark Oil Futures Contracts was (0.030)%, while the simple average daily change in the per share NAV of USL over the same time period was (0.032)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contracts, the average error in daily tracking by the per share NAV was (0.767)%, meaning that over this time period USL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in USL’s NAV and the changes in the Benchmark Oil Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended March 31, 2016. The second graph measures monthly changes from March 31, 2011 through March 31, 2016.

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

For the three months ended March 31, 2016, the actual total return of USL as measured by changes in its per share NAV was (3.82)%. This is based on an initial per share NAV of $17.00 as of December 31, 2015 and an ending per share NAV as of March 31, 2016 of $16.35. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $16.37 as of March 31, 2016, for a total return over the relevant time period of (3.71)%. The difference between the actual per share NAV total return of USL of (3.82)% and the expected total return based on the Benchmark Oil Futures Contracts of (3.71)% was an error over the time period of (0.11)%, which is to say that USL’s actual total return underperformed the benchmark result by that percentage. USL incurs expenses primarily composed of the management fee, brokerage fees for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USL to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the three months ended March 31, 2015, the actual total return of USL as measured by changes in its per share NAV was (9.89)%. This was based on an initial per share NAV of $26.59 as of December 31, 2014 and an ending per share NAV as of March 31, 2015 of $23.96. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $24.00 as of March 31, 2015, for a total return over the relevant time period of (9.76)%. The difference between the actual per share NAV total return of USL of (9.89)% and the expected total return based on the Benchmark Oil Futures Contracts of (9.76)% was an error over the time period of (0.13)%, which is to say that USL’s actual total return underperformed the benchmark result by that percentage. USL incurred expenses primarily composed of the management fee, brokerage fees for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of USL to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. USL incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of USL to track slightly lower than the daily changes in the price of the Benchmark Oil Futures Contract.

There are currently three factors that have impacted or are most likely to impact USL’s ability to accurately track its Benchmark Oil Futures Contracts.

First, USL may buy or sell its holdings in the then current Benchmark Oil Futures Contracts at a price other than the closing settlement price of that contract on the day during which USL executes the trade. In that case, USL may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contracts, which could cause the changes in the daily per share NAV of USL to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contracts. During the three months ended March 31, 2016, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USL’s attempt to track the Benchmark Oil Futures Contracts over time.

Second, USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USL to track slightly lower than the inverse of daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USL earns dividend and interest income on its cash, cash equivalents and Treasuries. USL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2016. Interest payments, and any other income, were retained within the portfolio and added to USL’s NAV. When this income exceeds the level of USL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USL will realize a net yield that will tend to cause daily changes in the per share NAV of USL to track slightly higher than daily changes in the average of the prices of the Benchmark Oil Futures Contracts. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contracts. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by USL will continue to be higher than interest earned by USL. As such, USCF anticipates that USL will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by USL.

Third, USL may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contracts’ total return movements. In that case, the error in tracking the Benchmark Oil Futures Contracts could result in daily changes in the per share NAV of USL that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contracts. During the three months ended March 31, 2016, USL did not hold any Other Oil-Related Investments. If USL increases in size, and due to its obligations to comply with regulatory limits, USL may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the average dollar price of the near 12 month contracts for light, sweet crude oil from the dollar price of the near month contract for light, sweet crude oil. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between March 31, 2006 and March 31, 2016. Investors will note that the crude oil market spent time in both backwardation and contango.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures trading started in 1982. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. Since then, a combination of improved transportation and storage capacity, along with growing demand for crude oil globally, has moderated the inventory build-up and lead to reduced levels of contango by 2011 and to backwardation during part of 2013 and most of 2014. Due to a historic surplus, the crude oil futures market returned to a state of contango in 2015 and remained in a state of contango during the three months ended March 31, 2016.

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

Crude Oil Market. During the three months ended March 31, 2016, crude oil prices were impacted by several factors. Crude oil inventories in the United States grew to approximately 530 million barrels by the end of March, approximately 10% higher than the same week a year earlier. Storage increased steadily during the first quarter of 2016, peaking at 535 million barrels, by far the highest volume since the EIA began reporting storage data in 1982. The new storage record was achieved despite a dramatic decline in the number of active oil rigs in the United States and signs that this decline was finally having an impact on crude oil production. The final weekly production level reported by the Department of Energy in the first quarter of 2016 was about 6% lower than the peak reached in June of 2015. On a global level, hopes that OPEC members and other large oil producing nations would agree to freeze production were somewhat offset by concerns that new sources of production, such as from Iran following the lifting of sanctions, would exacerbate the global oversupply. (Subsequent to quarter end, OPEC failed to reach an agreement to freeze production.) United States crude oil prices finished the first quarter of 2016 approximately 3.51% higher than at the beginning of the year. Prices fluctuated as investors weighed the possibility that U.S. and global inventories may stabilize this year and record production growth may finally have peaked. Should supply continue to grow or should the global economic situation decline there is a meaningful possibility that crude oil prices could fall further, while disruptions due to conflicts in the Middle East would likely have the opposite effect.

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

For the ten-year time period between March 31, 2006 and March 31, 2016, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis was somewhat correlated with the movements of large cap U.S. equities and natural gas, strongly correlated with global equities, unleaded gasoline, diesel-heating oil and negatively correlated with U.S. government bonds.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
March 31, 2006 – 2016*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.311)	0.965	0.438	0.428	0.116	0.441
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.286)	(0.395)	(0.322)	(0.027)	(0.372)
Global Equities (FTSE World Index)			1.000	0.488	0.489	0.158	0.518
Unleaded Gasoline				1.000	0.738	0.160	0.754
Diesel-Heating Oil					1.000	0.268	0.801
Natural Gas						1.000	0.256
Crude Oil							1.000

Source: Bloomberg, NYMEX

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended March 31, 2016, movements of crude oil were strongly correlated with movements of unleaded gasoline and diesel-heating oil, somewhat correlated with movements of large cap U.S. equities, global equities and natural gas, and somewhat negatively correlated with U.S. government bonds.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
Correlation Matrix	Equities	Gov’t.	(FTSE		Diesel-
12 Months ended March 31,	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
2016*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.280)	0.986	0.638	0.191	0.086	0.284
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.326)	(0.413)	(0.255)	(0.351)	(0.457)
Global Equities (FTSE World Index)			1.000	0.718	0.291	0.156	0.400
Unleaded Gasoline				1.000	0.657	0.535	0.732
Diesel-Heating Oil					1.000	0.157	0.942
Natural Gas						1.000	0.273
Crude Oil							1.000

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

USL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USL has allocated substantially all of its net assets to trading in Oil Interests. USL invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USL’s NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USL’s account at its custodian bank and in Treasuries at the FCM. Income received from USL’s investments in money market funds and Treasuries is paid to USL. During the three months ended March 31, 2016, USL’s expenses exceeded the income USL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2016, USL used other assets to pay expenses, which could cause a decrease in USL’s NAV over time. To the extent expenses exceed income, USL’s NAV will be negatively impacted.

USL’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USL from promptly liquidating its positions in Oil Futures Contracts. During the three months ended March 31, 2016, USL did not purchase or liquidate any of its positions while daily limits were in effect; however, USL cannot predict whether such an event may occur in the future.

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

As of March 31, 2016, USL held cash deposits and investments in Treasuries and money market funds in the amount of $120,438,621 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USL’s custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2016, USL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USL. While USL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USL’s financial position.

European Sovereign Debt

USL had no direct exposure to European sovereign debt as of March 31, 2016 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

USCF pays the fees of the marketing agent, ALPS Distributors, Inc., (the “Marketing Agent”) and the fees of BBH&Co., as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USL’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and USL have also entered into a licensing agreement with the NYMEX pursuant to which USL and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee to the NYMEX. USL also pays the fees and expenses associated with its tax accounting and reporting requirements.

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

As of March 31, 2016, USL’s portfolio consisted of 2,644 WTI Crude Oil Futures CL Contracts traded on the NYMEX. As of March 31 2016, USL did not hold any Oil Futures Contracts traded on the ICE Futures. For a list of USL’s current holdings, please see USL’s website at www.unitedstatescommodityfunds.com.

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

During the three month reporting period ended March 31, 2016, USL limited its OTC activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1.         Legal Proceedings.

Not applicable.

Item 1A.      Risk Factors.

There have been no material changes to the risk factors previously disclosed in USL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 11, 2016.

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

Date: May 4, 2016

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 4, 2016

