Form 10-Q
period 2017-03-31
United States 12 Month Oil Fund, LP
filed 2017-05-05
CIK 1405528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2017.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33859

United States 12 Month Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431897
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes     ☒   No

The registrant had 5,700,000 outstanding shares as of May 2, 2017.

UNITED STATES 12 MONTH OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Financial Condition

At March 31, 2017 (Unaudited) and December 31, 2016

	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents (Notes 2 and 5)	$99,926,087	$117,373,323
Equity in trading accounts:
Cash and cash equivalents	8,418,848	6,997,275
Unrealized gain (loss) on open commodity futures contracts	89,706	17,277,775
Dividends receivable	13,817	10,794
Directors' fees and insurance receivable	3,443	–

Total assets	$108,451,901	$141,659,167

Liabilities and Partners' Capital
Payable due to Broker	$–	$15,112,791
General Partner management fees payable (Note 3)	54,740	64,286
Professional fees payable	53,271	80,375
Brokerage commissions payable	7,362	7,362
Directors' fees and insurance payable	–	1,439
License fees payable	3,396	5,106

Total liabilities	118,769	15,271,359

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	108,333,132	126,387,808
Total Partners' Capital	108,333,132	126,387,808

Total liabilities and partners' capital	$108,451,901	$141,659,167

Limited Partners' shares outstanding	5,850,000	6,200,000
Net asset value per share	$18.52	$20.39
Market value per share	$18.52	$20.40

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2017

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL May 2017 contracts, expiring April 2017	174	$1,299,453	1.20
NYMEX WTI Crude Oil Futures CL June 2017 contracts, expiring May 2017	174	515,471	0.48
NYMEX WTI Crude Oil Futures CL July 2017 contracts, expiring June 2017	174	(254,017)	(0.24)
NYMEX WTI Crude Oil Futures CL August 2017 contracts, expiring July 2017	175	(98,598)	(0.09)
NYMEX WTI Crude Oil Futures CL September 2017 contracts, expiring August 2017	174	609,614	0.56
NYMEX WTI Crude Oil Futures CL October 2017 contracts, expiring September 2017	175	387,696	0.36
NYMEX WTI Crude Oil Futures CL November 2017 contracts, expiring October 2017	174	(383,959)	(0.36)
NYMEX WTI Crude Oil Futures CL December 2017 contracts, expiring November 2017	175	381,845	0.35
NYMEX WTI Crude Oil Futures CL January 2018 contracts, expiring December 2017	174	(496,387)	(0.46)
NYMEX WTI Crude Oil Futures CL February 2018 contracts, expiring January 2018	175	(955,603)	(0.88)
NYMEX WTI Crude Oil Futures CL March 2018 contracts, expiring February 2018	174	(466,949)	(0.43)
NYMEX WTI Crude Oil Futures CL April 2018 contracts, expiring March 2018	175	(448,860)	(0.41)
Total Open Futures Contracts*	2,093	$89,706	0.08

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.46%, 4/06/2017	$3,000,000	$2,999,810	2.77
0.47%, 4/13/2017	3,000,000	2,999,530	2.77
0.46%, 4/20/2017	3,000,000	2,999,280	2.77
0.47%, 4/27/2017	3,000,000	2,998,992	2.77
0.49%, 5/04/2017	3,000,000	2,998,646	2.77
0.55%, 5/11/2017	2,000,000	1,998,789	1.84
0.60%, 5/18/2017	3,000,000	2,997,670	2.77
0.61%, 5/25/2017	3,000,000	2,997,266	2.77
0.60%, 6/01/2017	3,000,000	2,996,975	2.77
0.62%, 6/08/2017	4,000,000	3,995,353	3.69
0.65%, 6/15/2017	3,000,000	2,995,969	2.77
0.64%, 6/22/2017	3,000,000	2,995,627	2.77
0.60%, 6/29/2017	3,000,000	2,995,550	2.76
0.62%, 7/06/2017	3,000,000	2,995,080	2.76
0.59%, 7/13/2017	3,000,000	2,994,979	2.76
0.61%, 7/20/2017	3,000,000	2,994,454	2.76
0.60%, 7/27/2017	4,000,000	3,992,265	3.69
0.63%, 8/03/2017	3,000,000	2,993,542	2.76
0.61%, 8/10/2017	1,000,000	997,780	0.92
0.65%, 8/17/2017	3,500,000	3,491,279	3.22
0.67%, 8/24/2017	2,000,000	1,994,603	1.84
0.76%, 8/31/2017	2,000,000	1,993,624	1.84
0.84%, 9/07/2017	2,000,000	1,992,580	1.84
0.86%, 9/14/2017	2,000,000	1,992,069	1.84
0.87%, 9/21/2017	2,000,000	1,991,638	1.84
0.89%, 9/28/2017	2,000,000	1,991,100	1.84
Total Treasury Obligations		71,384,450	65.90

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	16,000,000	16,000,000	14.77
Goldman Sachs Financial Square Funds - Government Fund - Class FS	7,000,000	7,000,000	6.46
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	7,000,000	7,000,000	6.46
Total Money Market Funds		30,000,000	27.69
Total Cash Equivalents		$101,384,450	93.59

* Collateral amounted to $8,418,848 on open futures contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2017 and 2016

	Three months ended March 31, 2017	Three months ended March 31, 2016
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$6,144,519	$(9,396,160)
Change in unrealized gain (loss) on open futures contracts	(17,188,069)	10,861,510
Dividend income	43,025	5,400
Interest income	108,478	44,057
ETF transaction fees	1,750	7,350

Total income (loss)	(10,890,297)	1,522,157

Expenses
General Partner management fees (Note 3)	173,067	131,164
Professional fees	72,000	22,955
Brokerage commissions	4,132	8,669
Directors' fees and insurance	3,120	2,281
License fees	4,327	3,279

Total expenses	256,646	168,348

Net income (loss)	$(11,146,943)	$1,353,809
Net income (loss) per limited partnership share	$(1.87)	$(0.65)
Net income (loss) per weighted average limited partnership share	$(1.85)	$0.24
Weighted average limited partnership shares outstanding	6,039,444	5,659,890

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the three months ended March 31, 2017

	General Partner	Limited Partners	Total

Balances, at December 31, 2016	$–	$126,387,808	$126,387,808
Addition of 150,000 partnership shares	–	2,967,754	2,967,754
Redemption of 500,000 partnership shares	–	(9,875,487)	(9,875,487)
Net income (loss)	–	(11,146,943)	(11,146,943)

Balances, at March 31, 2017	$–	$108,333,132	$108,333,132

Net Asset Value Per Share:
At December 31, 2016			$20.39
At March 31, 2017			$18.52

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2017 and 2016

	Three months ended March 31, 2017	Three months ended March 31, 2016
Cash Flows from Operating Activities:
Net income (loss)	$(11,146,943)	$1,353,809
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(1,421,573)	7,504,543
Unrealized (gain) loss on open futures contracts	17,188,069	(10,861,510)
(Increase) decrease in dividends receivable	(3,023)	(2,259)
(Increase) decrease in directors' fees and insurance receivable	(3,443)	(1,872)
Increase (decrease) in payable due to Broker	(15,112,791)	–
Increase (decrease) in General Partner management fees payable	(9,546)	21,427
Increase (decrease) in professional fees payable	(27,104)	(73,667)
Increase (decrease) in brokerage commissions payable	–	2,200
Increase (decrease) in directors' fees and insurance payable	(1,439)	(742)
Increase (decrease) in license fees payable	(1,710)	965
Net cash provided by (used in) operating activities	(10,539,503)	(2,057,106)

Cash Flows from Financing Activities:
Addition of partnership shares	2,967,754	39,299,030
Redemption of partnership shares	(9,875,487)	–
Net cash provided by (used in) financing activities	(6,907,733)	39,299,030

Net Increase (Decrease) in Cash and Cash Equivalents	(17,447,236)	37,241,924

Cash and Cash Equivalents, beginning of period	117,373,323	61,380,282
Cash and Cash Equivalents, end of period	$99,926,087	$98,622,206

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2017 (Unaudited)

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

United States Commodity Funds LLC (“USCF”), the general partner of USL, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USL accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of March 31, 2017, USL held 2,093 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures.

USL commenced investment operations on December 6, 2007 and has a fiscal year ending on December 31. USCF is responsible for the management of USL. USCF is a member of the National Futures Association (the “NFA”) and became registered as a commodity pool operator with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, UGA’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the USCF Canadian Crude Oil Index Fund (“UCCO”), each a series of the United States Commodity Index Funds Trust. USCI, CPER and USAG listed their shares on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011 and “USAG” on April 13, 2012, respectively. UCCO is currently in registration and has not commenced operations.

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

On December 4, 2007, USL initially registered 11,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On December 6, 2007, USL listed its shares on the AMEX under the ticker symbol “USL” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008 On that day, USL established its’ initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. USL also commenced investment operations on December 6, 2007, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of March 31, 2017, USL had registered a total of 111,000,000 shares.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under generally accepted accounting principles in the United States of America (“U.S. GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of USCF, necessary for the fair presentation of the condensed financial statements for the interim period.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in conformity with U.S. GAAP as detailed in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. USL is an investment company and follows the accounting and reporting guidance in FASB Topic 946.

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

In accordance with U.S. GAAP, USL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USL files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USL is not subject to income tax return examinations by major taxing authorities for years before 2013. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USL recording a tax liability that reduces net assets. However, USL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2017.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2017.

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

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires USCF to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

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

Ongoing Registration Fees and Other Offering Expenses

USL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2017 and 2016, USL did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

USL is responsible for paying its portion of the directors’ and officers’ liability insurance for USL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USL and the Related Public Funds. USL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2017 are estimated to be a total of $14,700 for USL and, in the aggregate for USL and the Related Public Funds, $539,350.

Licensing Fees

As discussed in Note 4 below, USL entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USL and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2017 and 2016, USL incurred $4,327 and $3,279, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USL’s audit expenses and tax accounting and reporting requirements are paid by USL. These costs are estimated to be $150,000 for the year ending December 31, 2017. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Total commissions accrued to brokers	$4,132	$8,669
Total commissions as an annualized percentage of average net assets	0.01%	0.04%
Commissions accrued as a result of rebalancing	$3,515	$1,280
Percentage of commissions accrued as a result of rebalancing	85.07%	14.77%
Commissions accrued as a result of creation and redemption activity	$617	$7,389
Percentage of commissions accrued as a result of creation and redemption activity	14.93%	85.23%

The decrease in the total commissions accrued to brokers by USL for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was due to a lower number of futures contracts being held and traded as a result of USL’s smaller size in terms of average net assets.

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

All of the futures contracts held by USL through March 31, 2017 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USL’s cash in money market funds that seek to maintain a stable per share NAV. USL is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2017 and December 31, 2016, USL held investments in money market funds in the amounts of $30,000,000 and $37,000,000 respectively. USL also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2017 and December 31, 2016, USL held cash deposits and investments in Treasuries in the amounts of $78,344,935 and $87,370,598, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should USL’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2017 and 2016 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2017 (Unaudited)	For the three months ended March 31, 2016 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$20.39	$17.00
Total income (loss)	(1.83)	(0.62)
Total expenses	(0.04)	(0.03)
Net increase (decrease) in net asset value	(1.87)	(0.65)
Net asset value, end of period	$18.52	$16.35

Total Return	(9.17)%	(3.82)%

Ratios to Average Net Assets
Total income (loss)	(9.31)%	1.73%
Management fees*	0.60%	0.60%
Expenses excluding management fees*	0.29%	0.17%
Net income (loss)	(9.53)%	1.54%

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

The following table summarizes the valuation of USL’s securities at March 31, 2017 using the fair value hierarchy:

At March 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$101,384,450	$101,384,450	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	89,706	89,706	—	—

During the three months ended March 31, 2017, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USL’s securities at December 31, 2016 using the fair value hierarchy:

At December 31, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$106,896,715	$106,896,715	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	17,277,775	17,277,775	—	—

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

Fair Value of Derivative Instruments

	Condensed	Fair Value	Fair Value
Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	At March 31, 2017	At December 31, 2016
Futures - Commodity Contracts	Assets	$89,706	$17,277,775

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2017		March 31, 2016
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Accounted for	on Derivatives	on Derivatives	on Derivatives	on Derivatives	on Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$6,144,519		$(9,396,160)

	Change in unrealized gain (loss) on open contracts		$(17,188,069)		$10,861,510

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

The accountability levels for the Benchmark Futures Contracts and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Futures Contracts is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, ICE Futures maintains accountability levels, position limits and monitoring authority for its futures contracts for light, sweet crude oil. If USL and the Related Public Funds exceed these accountability levels for investments in the futures contract for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USL could be ordered to reduce its net futures contracts back to the accountability level. As of March 31, 2017, USL held 2,093 futures contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures. For the three months ended March 31, 2017, USL did not exceed accountability levels imposed by the NYMEX or ICE Futures, however, the aggregated total of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and USL did not reduce the number of Oil Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USL will run up against such position limits because USL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during one day each month. For the three months ended March 31, 2017, USL did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges establish and enforce position limits and accountability levels for other agricultural and certain energy products (e.g., oil and natural gas). As a result, USL may be limited with respect to the size of its investments in any commodities subject to these limits.

Under existing and recently adopted CFTC regulations, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate all positions for which that participant controls the trading decisions with all positions for which the participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that participant (the “Aggregation Rules”). The Aggregation Rules will also apply with respect to the Position Limit Rules if and when such Position Limit Rules are adopted.

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

Money Market Reform

The SEC adopted Rule 2a-7 under the Investment Company Act of 1940 on July 23, 2014, which became effective on October 14, 2016, to reform money market funds (“MMFs”). While the new rule applies only to MMFs, it may indirectly affect institutional investors such as USL. The new rule requires institutional prime MMFs to price their shares using market-based values instead of the amortized cost method (i.e., to use a “floating net asset value per share” or “floating NAV”). Government and retail funds can continue to use the amortized cost method to value their portfolio securities. Additionally, liquidity fees and gates allow an MMF’s board of directors to directly address runs on a fund. MMFs’ boards of directors are required to implement rules to discourage and prevent runs by investors through the use of redemption fees and gates (temporary suspension of redemptions). The fees and gates could be imposed on a fund whose portfolios fail to meet certain liquidity thresholds although they are optional for government MMFs. USL currently invests in government MMFs, as well as Treasuries with a maturity date of two years or less, as an investment for assets not used for margin or collateral in the Oil Futures Contracts. USL does not hold any non-government MMFs and, currently, does not anticipate investing in any non-government MMFs. The new rule further decreases the likelihood that USL would invest in any non-governmental MMFs. However, if USL were to make investments in non-government MMFs in the future, such investments could negatively impact USL because of the changes to MMFs resulting from the new rule.

Price Movements

Crude oil futures prices were volatile during the three months ended March 31, 2017 and exhibited moderate daily swings along with a slight downward trend during the period. The average price of the Benchmark Oil Futures Contracts started the period at $56.260 per barrel. Average prices hit a peak on January 6, 2017 at $56.700 per barrel. The low of the period was on March 23, 2017 when prices reached $49.120 per barrel. The period ended with the average price of the Benchmark Oil Futures Contracts at $51.750 per barrel, down approximately (8.02)% over the period. USL’s per share NAV started the period at $20.39 and ended the period at $18.52 on March 31, 2017, a decrease of approximately (9.17)% over the period. USL’s per share NAV reached its high for the period on January 6, 2017 at $20.54 and reached its low for the period on March 23, 2017 at $17.58. The average Benchmark Oil Futures Contract prices listed above began with the February 2017 as the near month contract and the following 11 consecutive contracts, and ended with the May 2017 as the near month contract plus the following 11 consecutive contracts. The decrease of approximately (8.02)% on the average price of the Benchmark Oil Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing crude Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USL seeks to track, which are more fully described below in the section titled “Tracking USL’s Benchmark.”

During the three months ended March 31, 2017, the crude oil futures market was in a state of strong contango, meaning that the price of the near month crude Oil Futures Contract was lower than the price of the next month crude Oil Futures Contract and contracts further away from expiration. (On days when the market is in backwardation, the price of the near month crude Oil Futures Contract is typically higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration.) For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 11,000,000 shares, USL has registered one subsequent offering of its shares: 100,000,000 shares which were registered with the SEC on March 31, 2009. Shares offered by USL in the subsequent offerings were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. As of March 31, 2017, USL had issued 22,050,000 shares, 5,850,000 of which were outstanding. As of March 31, 2017, there were 88,950,000 shares registered but not yet issued.

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

As of March 31, 2017, USL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company, Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, and Virtu Financial BD LLC.

For the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Average daily total net assets	$116,980,640	$87,923,051
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$151,503	$49,457
Annualized yield based on average daily total net assets	0.53%	0.23%
Management fee	$173,067	$131,164
Total fees and other expenses excluding management fees	$83,579	$37,184
Fees and expenses related to the registration or offering of additional shares	$-	$-
Total commissions accrued to brokers	$4,132	$8,669
Total commissions as annualized percentage of average total net assets	0.01%	0.04%
Commissions accrued as a result of rebalancing	$3,515	$1,280
Percentage of commissions accrued as a result of rebalancing	85.07%	14.77%
Commissions accrued as a result of creation and redemption activity	$617	$7,389
Percentage of commissions accrued as a result of creation and redemption activity	14.93%	85.23%

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

Average interest rates earned on short-term investments held by USL, including cash equivalents and Treasuries, were higher during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. As a result, the amount of income earned by USL as a percentage of average total net assets was higher during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

The increase in total fees and expenses excluding management fees for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was due to an increase in professional fees.

The decrease in the total commissions accrued to brokers by USL for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was due to a lower number of futures contracts being held and traded.

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

For the 30 valuation days ended March 31, 2017, the simple average daily change in the Benchmark Oil Futures Contracts was (0.176)%, while the simple average daily change in the per share NAV of USL over the same time period was (0.177)%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contracts, the average error in daily tracking by the per share NAV was 0.055%, meaning that over this time period USL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. A significant portion of the level of USL’s relative tracking error as a percentage of the benchmark was due to periods of flat price returns.

Since the commencement of the offering of USL shares to the public on December 6, 2007 to March 31, 2017, the simple average daily change in the Benchmark Oil Futures Contracts was (0.019)%, while the simple average daily change in the per share NAV of USL over the same time period was (0.021)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contracts, the average error in daily tracking by the per share NAV was (0.732)%, meaning that over this time period USL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in USL’s NAV and the changes in the Benchmark Oil Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended March 31, 2017. The second graph measures monthly changes from March 31, 2012 through March 31, 2017.

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

For the three months ended March 31, 2017, the actual total return of USL as measured by changes in its per share NAV was (9.17)%. This is based on an initial per share NAV of $20.39 as of December 31, 2016 and an ending per share NAV as of March 31, 2017 of $18.52. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $18.54 as of March 31, 2017, for a total return over the relevant time period of (9.07)%. The difference between the actual per share NAV total return of USL of (9.17)% and the expected total return based on the Benchmark Oil Futures Contracts of (9.07)% was an error over the time period of (0.10)%, which is to say that USL’s actual total return underperformed the benchmark result by that percentage. USL incurs expenses primarily composed of the management fee, brokerage fees for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USL to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the three months ended March 31, 2016, the actual total return of USL as measured by changes in its per share NAV was (3.82)%. This was based on an initial per share NAV of $17.00 as of December 31, 2015 and an ending per share NAV as of March 31, 2016 of $16.35. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $16.37 as of March 31, 2016, for a total return over the relevant time period of (3.71)%. The difference between the actual per share NAV total return of USL of (3.82)% and the expected total return based on the Benchmark Oil Futures Contracts of (3.71)% was an error over the time period of (0.11)%, which is to say that USL’s actual total return underperformed the benchmark result by that percentage. USL incurred expenses primarily composed of the management fee, brokerage fees for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of USL to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract.

There are currently three factors that have impacted or are most likely to impact USL’s ability to accurately track its Benchmark Oil Futures Contracts.

First, USL may buy or sell its holdings in the then current Benchmark Oil Futures Contracts at a price other than the closing settlement price of that contract on the day during which USL executes the trade. In that case, USL may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contracts, which could cause the changes in the daily per share NAV of USL to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contracts. During the three months ended March 31, 2017, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USL’s attempt to track the Benchmark Oil Futures Contracts over time.

Second, USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USL to track slightly lower than the inverse of daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USL earns dividend and interest income on its cash, cash equivalents and Treasuries. USL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2017. Interest payments, and any other income, were retained within the portfolio and added to USL’s NAV. When this income exceeds the level of USL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USL will realize a net yield that will tend to cause daily changes in the per share NAV of USL to track slightly higher than daily changes in the average of the prices of the Benchmark Oil Futures Contracts. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contracts. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by USL will continue to be higher than interest earned by USL. As such, USCF anticipates that USL will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by USL.

Third, USL may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contracts’ total return movements. In that case, the error in tracking the Benchmark Oil Futures Contracts could result in daily changes in the per share NAV of USL that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contracts. During the three months ended March 31, 2017, USL did not hold any Other Oil-Related Investments. If USL increases in size, and due to its obligations to comply with regulatory limits, USL may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

As an example, assume that the price of crude oil for immediate delivery is $50 per barrel, and the value of a position in the near month futures contract is also $50. Over time, the price of crude oil will fluctuate based on a number of market factors, including demand for oil relative to supply. The value of the near month futures contract will likewise fluctuate in reaction to a number of market factors. If an investor seeks to maintain a position in a near month futures contract and not take delivery of physical barrels of crude oil, the investor must sell the current near month futures contract as it approaches expiration and invest in the next month futures contract. In order to continue holding a position in the current near month futures contract, this “roll” forward of the futures contract must be executed every month.

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

If the futures market is in backwardation, e.g., when the price of the near month futures contract is higher than the price of the next month futures contract, the investor would buy a next month futures contract for a lower price than the current near month futures contract. Assuming the price of the next month futures contract was $49 per barrel, or 2% cheaper than the $50 near month futures contract, then, hypothetically, and assuming no other changes (e.g., to either prevailing crude oil prices or the price relationship between the spot price, the near month contract and the next month contract, and, ignoring the impact of commission costs and the income earned on cash and/or cash equivalents), the value of the $49 next month futures contract would rise to $50 as it approaches expiration. In this example, the value of an investment in the next month futures contract would tend to outperform the spot price of crude oil. As a result, it would be possible for the new near month futures contract to rise 12% while the spot price of crude oil may have risen a lower amount, e.g., only 10%. Similarly, the spot price of crude oil could have fallen 10% while the value of an investment in the futures contract might have fallen another amount, e.g., only 8%. Over time, if backwardation remained constant, this difference between the spot price and the futures contract price would continue to increase.

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

The chart below compares the daily price of the near month crude oil futures contract to the price of 13th month crude oil futures contract (i.e., a contract one year forward) over the last 10 years. When the price of the near month futures contract is higher than the price of the 13th month futures contract, the market would be described as being in backwardation. When the price of the near month futures contract is lower than the 13th month futures contract, the market would be described as being in contango. Although the price of the near month futures contract and the price of the 13th month futures contract tend to move together, it can be seen that at times the near month futures contract prices are higher than the 13th month futures contract prices (backwardation) and, at other times, the near month futures contract prices are lower than the 13th month futures contract prices (contango).

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures trading started in 1982. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. A combination of improved transportation and storage capacity, along with growing demand for crude oil globally, moderated the inventory build-up and led to reduced levels of contango by 2011. However, at the end of November, 2014, global crude oil inventories grew rapidly after the Organization of Petroleum Exporting Countries’ (“OPEC”) decided to defend its market share against U.S. shale-oil producers, resulting in another period during which the crude oil market remained primarily in contango, sometimes steep contango. This period of contango continued through December 31, 2016. In addition, the crude oil markets are expected to remain in contango until U.S. and global oil inventories decline significantly. If OPEC’s recent cuts in oil production have their intended effect on the crude oil market then such a decline may occur in 2017.

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

Crude Oil Market. During the three months ended March 31, 2017, crude oil prices were impacted by several factors. OPEC’s decision in late 2015 to maintain production levels despite falling demand led to an oversupplied market. The amount of crude in storage in the U.S. increased consistently from the start of the year to late April before beginning to decline on moderately reduced output from shale producers and other sources. However, storage remained elevated relative to previous levels after reaching the peak level of 512 million barrels reported in April, the highest volume since the U.S. Energy Information Administration (“EIA”) began reporting storage data in 1982. United States crude oil prices finished the first quarter of 2017 approximately 5.81% lower than at the beginning of the year. Prices fluctuated as investors weighed the possibility that global inventories may stabilize in 2017. Should supply continue to grow or should the global economic situation decline, there is a meaningful possibility that crude oil prices could fall further, while disruptions due to conflict in the Middle East or declining supply would likely have the opposite effect.

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

For the ten-year time period between March 31, 2007 and March 31, 2017, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis exhibited strong correlation with unleaded gasoline and diesel-heating oil, moderate correlation with the movements of large cap U.S. equities and global equities, limited correlation with natural gas, and limited negative correlation with U.S. government bonds.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
March 31, 2007 – 2017*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.313)	0.963	0.470	0.429	0.107	0.442
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.283)	(0.428)	(0.351)	(0.047)	(0.380)
Global Equities (FTSE World Index)			1.000	0.513	0.479	0.152	0.508
Unleaded Gasoline				1.000	0.748	0.171	0.754
Diesel-Heating Oil					1.000	0.280	0.816
Natural Gas						1.000	0.287
Crude Oil							1.000

Source: Bloomberg, NYMEX

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended March 31, 2017, movements of crude oil were neither strongly correlated nor inversely correlated with movements of large cap U.S. equities, U.S. government bonds, global equities or natural gas and strongly correlated with movements of unleaded gasoline and diesel-heating oil.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
Correlation Matrix	Equities	Gov’t.	(FTSE		Diesel-
12 Months ended	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
March 31, 2017*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.118)	0.771	(0.292)	(0.265)	(0.352)	(0.161)
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	0.067	(0.297)	(0.255)	0.202	(0.251)
Global Equities (FTSE World Index)			1.000	(0.197)	(0.367)	(0.499)	(0.234)
Unleaded Gasoline				1.000	0.742	0.326	0.647
Diesel-Heating Oil					1.000	0.238	0.967
Natural Gas						1.000	0.126
Crude Oil							1.000

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

USL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USL has allocated substantially all of its net assets to trading in Oil Interests. USL invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USL’s NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USL’s account at its custodian bank and in Treasuries at the FCM. Income received from USL’s investments in money market funds and Treasuries is paid to USL. During the three months ended March 31, 2017, USL’s expenses exceeded the income USL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2017, USL used other assets to pay expenses, which could cause a decrease in USL’s NAV over time. To the extent expenses exceed income, USL’s NAV will be negatively impacted.

USL’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USL from promptly liquidating its positions in Oil Futures Contracts. During the three months ended March 31, 2017, USL did not purchase or liquidate any of its positions while daily limits were in effect; however, USL cannot predict whether such an event may occur in the future.

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

As of March 31, 2017, USL held cash deposits and investments in Treasuries and money market funds in the amount of $108,344,935 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USL’s custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2017, USL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USL. While USL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USL’s financial position.

European Sovereign Debt

USL had no direct exposure to European sovereign debt as of March 31, 2017 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of March 31, 2017, USL’s portfolio consisted of 2,093 Crude Oil Futures CL Contracts traded on the NYMEX. As of March 31, 2017, USL did not hold any Oil Futures Contracts traded on the ICE Futures. For a list of USL’s current holdings, please see USL’s website at www.uscfinvestments.com.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk.

USL is exposed to commodity price risk. In particular, USL is exposed to crude oil price risk through its holdings of Oil Futures Contracts together with any other derivatives in which it may invest, which are discussed below. As a result, fluctuations in the value of the Futures Contracts that USL holds in its portfolio, as described in “Contractual Obligations” under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are expected to directly affect the value of USL’s shares.

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

During the three month reporting period ended March 31, 2017, USL limited its OTC activities to EFRP transactions.

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

There have been no material changes to the risk factors previously disclosed in USL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 10, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	USL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USL redeemed 10 baskets (comprising 500,000 shares) during the first quarter of the year ended March 31, 2017. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2017:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
1/1/17 to 1/31/17	0	$	NA
2/1/17 to 2/28/17	400,000		$19.77
3/1/17 to 3/31/17	100,000		$19.69
Total	500,000

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

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

Date: May 5, 2017

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 5, 2017

