Form 10-Q
period 2017-09-30
United States 12 Month Oil Fund, LP
filed 2017-11-06
CIK 1405528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2017.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33859

United States 12 Month Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431897
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The registrant had 5,050,000 shares outstanding as of November 2, 2017.

UNITED STATES 12 MONTH OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Financial Condition

At September 30, 2017 (Unaudited) and December 31, 2016

	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents (at cost $89,534,920 and $117,373,323, respectively) (Notes 2 and 5)	$89,534,920	$117,373,323
Equity in trading accounts:
Cash and cash equivalents (at cost $19,614,897 and $6,997,275, respectively)	19,614,897	6,997,275
Unrealized gain (loss) on open commodity futures contracts	(81,224)	17,277,775
Dividends receivable	16,316	10,794
Interest receivable	9,844	—
Directors' fees and insurance receivable	353	—
ETF transaction fees receivable	350	—

Total assets	$109,095,456	$141,659,167

Liabilities and Partners' Capital
Payable due to Broker	$—	$15,112,791
Payable for shares redeemed	1,831,218	—
General Partner management fees payable (Note 3)	54,271	64,286
Professional fees payable	72,717	80,375
Brokerage commissions payable	7,362	7,362
Directors' fees and insurance payable	—	1,439
License fees payable	3,359	5,106

Total liabilities	1,968,927	15,271,359

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	—	—
Limited Partners	107,126,529	126,387,808
Total Partners' Capital	107,126,529	126,387,808

Total liabilities and partners' capital	$109,095,456	$141,659,167

Limited Partners' shares outstanding	5,850,000	6,200,000
Net asset value per share	$18.31	$20.39
Market value per share	$18.24	$20.40

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At September 30, 2017

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL November 2017 contracts, expiring October 2017	$9,301,841	172	$(414,601)	(0.39)
NYMEX WTI Crude Oil Futures CL December 2017 contracts, expiring November 2017	8,567,990	172	367,410	0.34
NYMEX WTI Crude Oil Futures CL January 2018 contracts, expiring December 2017	9,408,088	172	(440,008)	(0.41)
NYMEX WTI Crude Oil Futures CL February 2018 contracts, expiring January 2018	9,874,669	172	(892,829)	(0.83)
NYMEX WTI Crude Oil Futures CL March 2018 contracts, expiring February 2018	9,329,150	171	(396,110)	(0.37)
NYMEX WTI Crude Oil Futures CL April 2018 contracts, expiring March 2018	9,359,441	172	(379,321)	(0.35)
NYMEX WTI Crude Oil Futures CL May 2018 contracts, expiring April 2018	9,111,735	172	(143,655)	(0.14)
NYMEX WTI Crude Oil Futures CL June 2018 contracts, expiring May 2018	8,340,606	171	559,944	0.52
NYMEX WTI Crude Oil Futures CL July 2018 contracts, expiring June 2018	8,408,902	172	523,058	0.49
NYMEX WTI Crude Oil Futures CL August 2018 contracts, expiring July 2018	8,219,398	172	693,642	0.65
NYMEX WTI Crude Oil Futures CL September 2018 contracts, expiring August 2018	8,536,845	171	308,985	0.29
NYMEX WTI Crude Oil Futures CL October 2018 contracts, expiring September 2018	8,751,539	172	132,261	0.12
Total Open Futures Contracts*	$107,210,204	2,061	$(81,224)	(0.08)

United States 12 Month Oil Fund, LP
Condensed Schedule of Investments (Unaudited) (continued)
At September 30, 2017

	Principal Amount	Market Value	% of Partners' Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.90%, 10/05/2017	$3,000,000	$2,999,702	2.80
0.92%, 10/12/2017	3,000,000	2,999,161	2.80
0.91%, 10/19/2017	3,000,000	2,998,643	2.80
0.95%, 10/26/2017	3,000,000	2,998,021	2.80
0.97%, 11/02/2017	2,000,000	1,998,284	1.86
1.01%, 11/09/2017	3,000,000	2,996,734	2.80
0.98%, 11/16/2017	3,000,000	2,996,243	2.80
1.05%, 11/24/2017	3,000,000	2,995,298	2.80
1.05%, 11/30/2017	3,000,000	2,994,775	2.79
1.08%, 12/07/2017	3,000,000	2,994,026	2.79
1.09%, 12/14/2017	4,000,000	3,991,120	3.72
1.11%, 12/21/2017	3,000,000	2,992,575	2.79
1.10%, 12/28/2017	3,000,000	2,991,970	2.79
1.12%, 1/04/2018	3,000,000	2,991,173	2.79
1.11%, 1/11/2018	3,000,000	2,990,608	2.79
1.10%, 1/18/2018	3,000,000	2,990,099	2.79
1.12%, 1/25/2018	4,000,000	3,985,629	3.72
1.12%, 2/01/2018	3,000,000	2,988,571	2.79
1.13%, 2/08/2018	2,000,000	1,991,875	1.86
1.12%, 2/15/2018	3,000,000	2,987,327	2.79
1.10%, 2/22/2018	3,000,000	2,986,920	2.79
1.09%, 3/01/2018	3,000,000	2,986,347	2.79
1.14%, 3/08/2018	2,000,000	1,990,059	1.86
1.14%, 3/15/2018	2,000,000	1,989,642	1.86
1.16%, 3/22/2018	2,000,000	1,989,011	1.86
1.17%, 3/29/2018	2,000,000	1,988,464	1.86
Total Treasury Obligations		73,802,277	68.89

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	13,700,000	13,700,000	12.79
Goldman Sachs Financial Square Funds - Government Fund - Class FS	2,000,000	2,000,000	1.87
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	7,000,000	7,000,000	6.53
Total Money Market Funds		22,700,000	21.19
Total Cash Equivalents		$96,502,277	90.08

* Collateral amounted to $19,614,897 on open futures contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2017 and 2016

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(390,455)	$501,686	$6,228,639	$(11,487,686)
Change in unrealized gain (loss) on open futures contracts	10,164,685	(3,306,626)	(17,358,999)	30,005,207
Dividend income	51,363	20,080	137,832	39,001
Interest income*	219,011	77,074	471,942	196,097
ETF transaction fees	2,800	2,800	7,350	12,600

Total income (loss)	10,047,404	(2,704,986)	(10,513,236)	18,765,219

Expenses
General Partner management fees (Note 3)	168,628	174,407	501,114	482,870
Professional fees	33,197	20,210	158,997	63,186
Brokerage commissions	4,643	4,869	13,484	17,285
Directors' fees and insurance	3,844	2,860	10,432	7,895
License fees	4,216	4,360	12,528	12,072

Total expenses	214,528	206,706	696,555	583,308

Net income (loss)	$9,832,876	$(2,911,692)	$(11,209,791)	$18,181,911
Net income (loss) per limited partnership share	$1.52	$(0.59)	$(2.08)	$1.75
Net income (loss) per weighted average limited partnership share	$1.53	$(0.45)	$(1.81)	$2.94
Weighted average limited partnership shares outstanding	6,439,130	6,411,413	6,179,670	6,190,511

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the nine months ended September 30, 2017

	General Partner	Limited Partners	Total

Balances, at December 31, 2016	$—	$126,387,808	$126,387,808
Addition of 1,300,000 partnership shares	—	22,440,164	22,440,164
Redemption of 1,650,000 partnership shares	—	(30,491,652)	(30,491,652)
Net income (loss)	—	(11,209,791)	(11,209,791)

Balances, at September 30, 2017	$—	$107,126,529	$107,126,529

Net Asset Value Per Share:
At December 31, 2016			$20.39
At September 30, 2017			$18.31

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2017 and 2016

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Cash Flows from Operating Activities:
Net income (loss)	$(11,209,791)	$18,181,911
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(12,617,622)	21,326,377
Unrealized (gain) loss on open futures contracts	17,358,999	(30,005,207)
(Increase) decrease in dividends receivable	(5,522)	(8,301)
(Increase) decrease in interest receivable	(9,844)	—
(Increase) decrease in directors' fees and insurance receivable	(353)	—
(Increase) decrease in ETF transaction fees receivable	(350)	—
Increase (decrease) in payable due to Broker	(15,112,791)	7,411,179
Increase (decrease) in General Partner management fees payable	(10,015)	21,793
Increase (decrease) in professional fees payable	(7,658)	(91,883)
Increase (decrease) in brokerage commissions payable	—	2,200
Increase (decrease) in directors' fees and insurance payable	(1,439)	(308)
Increase (decrease) in license fees payable	(1,747)	2,046
Net cash provided by (used in) operating activities	(21,618,133)	16,839,807

Cash Flows from Financing Activities:
Addition of partnership shares	22,440,164	49,890,042
Redemption of partnership shares	(28,660,434)	(15,767,127)
Net cash provided by (used in) financing activities	(6,220,270)	34,122,915

Net Increase (Decrease) in Cash and Cash Equivalents	(27,838,403)	50,962,722

Cash and Cash Equivalents, beginning of period	117,373,323	61,380,282
Cash and Cash Equivalents, end of period	$89,534,920	$112,343,004

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended September 30, 2017 (Unaudited)

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

United States Commodity Funds LLC (“USCF”), the general partner of USL, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USL accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of September 30, 2017, USL held 2,061 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures.

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

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the REX S&P MLP Fund and the REX S&P MLP Inverse Fund, which are currently in registration and have not commenced operations (together, the “REX Funds”), and the United States 3x Oil Fund (“USOU”) and the United States 3x Short Oil Fund (“USOD”), which commenced operations on July 20, 2017.

All funds listed previously, other than UCCO and the REX Funds, are referred to collectively herein as the “Related Public Funds.”

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

On December 4, 2007, USL initially registered 11,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On December 6, 2007, USL listed its shares on the AMEX under the ticker symbol “USL” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USL established its initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. USL also commenced investment operations on December 6, 2007, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of September 30, 2017, USL had registered a total of 111,000,000 shares.

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

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. USL earns income on funds held at the custodian or futures commission merchant (“FCM”) at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

USL is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with U.S. GAAP, USL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USL files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USL is not subject to income tax return examinations by major taxing authorities for years before 2014. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USL recording a tax liability that reduces net assets. However, USL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2017.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2017.

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

Ongoing Registration Fees and Other Offering Expenses

USL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2017 and 2016, USL did not incur registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, USL entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USL and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2017 and 2016, USL incurred $12,528 and $12,072, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USL’s audit expenses and tax accounting and reporting requirements are paid by USL. These costs are estimated to be $175,000 for the year ending December 31, 2017. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees

In addition to the fees described above, USL pays all brokerage fees and other expenses in connection with the operation of USL, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below.

NOTE 4 — CONTRACTS AND AGREEMENTS

Marketing Agent Agreement

USL is party to a marketing agent agreement, dated as of November 13, 2007, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for USL as outlined in the agreement. The fee of the Marketing Agent, which is borne by USCF, is equal to 0.06% on USL’s assets up to $3 billion and 0.04% on USL’s assets in excess of $3 billion. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services exceed 10% of the gross proceeds of USL’s offering.

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

	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Total commissions accrued to brokers	$13,484	$17,285
Total commissions as an annualized percentage of average total net assets	0.02%	0.02%
Commissions accrued as a result of rebalancing	$10,815	$13,033
Percentage of commissions accrued as a result of rebalancing	80.21%	75.40%
Commissions accrued as a result of creation and redemption activity	$2,669	$4,252
Percentage of commissions accrued as a result of creation and redemption activity	19.79%	24.60%

The decrease in the total commissions accrued to brokers by USL for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was due primarily to a lesser number of futures contracts being held and traded as a result of USL’s smaller size in terms of average net assets.

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

NOTE 5 — FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

USL may engage in the trading of futures contracts, options on futures contracts, cleared swaps and OTC swaps (collectively, “derivatives”). USL is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

USL may enter into futures contracts, options on futures contracts and swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, and provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

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

All of the futures contracts held by USL through September 30, 2017 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USL bears the risk of financial failure by the clearing broker.

USL’s cash and other property, such as Treasuries, deposited with an FCM are considered commingled with all other customer funds, subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of an FCM could result in the complete loss of USL’s assets posted with that FCM; however, the majority of USL’s assets are held in investments in Treasuries, cash and/or cash equivalents with USL’s custodian and would not be impacted by the insolvency of an FCM. The failure or insolvency of USL’s custodian, however, could result in a substantial loss of USL’s assets.

USCF invests a portion of USL’s cash in money market funds that seek to maintain a stable per share NAV. USL is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2017 and December 31, 2016, USL held investments in money market funds in the amounts of $22,700,000 and $37,000,000, respectively. USL also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of September 30, 2017 and December 31, 2016, USL held cash deposits and investments in Treasuries in the amounts of $86,449,817 and $87,370,598, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should USL’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the nine months ended September 30, 2017 and 2016 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended September 30, 2017 (Unaudited)	For the nine months ended September 30, 2016 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$20.39	$17.00
Total income (loss)	(1.97)	1.84
Total expenses	(0.11)	(0.09)
Net increase (decrease) in net asset value	(2.08)	1.75
Net asset value, end of period	$18.31	$18.75

Total Return	(10.20)%	10.29%

Ratios to Average Net Assets
Total income (loss)	(9.42)%	17.46%
Management fees*	0.60%	0.60%
Expenses excluding management fees*	0.23%	0.12%
Net income (loss)	(10.04)%	16.91%

*	Annualized.

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

The following table summarizes the valuation of USL’s securities at September 30, 2017 using the fair value hierarchy:

At September 30, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$96,502,277	$96,502,277	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(81,224)	(81,224)	—	—

During the nine months ended September 30, 2017, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USL’s securities at December 31, 2016 using the fair value hierarchy:

At December 31, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$106,896,715	$106,896,715	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	17,277,775	17,277,775	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2017	Fair Value At December 31, 2016
Futures - Commodity Contracts	Assets	$(81,224)	$17,277,775

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended September 30, 2017		For the nine months ended September 30, 2016
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed futures contracts	$6,228,639		$(11,487,686)

	Change in unrealized gain (loss) on open contracts		$(17,358,999)		$30,005,207

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

USCF believes that market arbitrage opportunities will cause daily changes in USL’s share price on the NYSE Arca on a percentage basis to closely track daily changes in USL’s per share NAV on a percentage basis. USCF further believes that daily changes in prices of the Benchmark Oil Futures Contracts have historically closely tracked the daily changes in spot prices of light, sweet crude oil. USCF believes that the net effect of these relationships will be that the daily changes in the price of USL’s shares on the NYSE Arca on a percentage basis will closely track, the daily changes in the spot price of a barrel of light, sweet crude oil on a percentage basis, plus interest earned on USL’s collateral holdings, less USL’s expenses.

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

The accountability levels for the Benchmark Oil Futures Contracts and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contracts is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, ICE Futures maintains accountability levels, position limits and monitoring authority for its futures contracts for light, sweet crude oil. If USL and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USL could be ordered to reduce its net futures contracts back to the accountability level. As of September 30, 2017, USL held 2,061 futures contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures. For the nine months ended September 30, 2017 USL did not exceed the accountability levels imposed by the NYMEX or ICE Futures, however, the aggregated total of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and USL did not reduce the number of Oil Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USL will run up against such position limits because USL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during a one day each month. For the nine months ended September 30, 2017, USL did not exceed position limits imposed by the NYMEX and ICE Futures.

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

Derivatives Regulations in Non-U.S. Jurisdictions

In addition to U.S. laws and regulations, USL may be subject to non-U.S. derivatives laws and regulations if it engages in futures and/or swaps transactions with non-U.S. persons. For example, USL may be impacted by European laws and regulations to the extent that it engages in futures transactions on European exchanges or derivatives transactions with European entities. Other jurisdictions impose requirements applicable to futures and derivatives that are similar to those imposed by the U.S., including position limits, margin, clearing and trade execution requirements.

Money Market Reform

The SEC adopted Rule 2a-7 under the Investment Company Act of 1940, which became effective in 2016, to reform money market funds (“MMFs”). While the new rule applies only to MMFs, it may indirectly affect institutional investors such as USL. A portion of USL’s assets that are not used for margin or collateral in the Futures Contracts currently are invested in government MMFs. USL does not hold any non-government MMFs and, particularly in light of recent changes to the rule governing the operation of MMFs, does not anticipate investing in any non-government MMFs. However, if USL invests in other types of MMFs besides government MMFs in the future, USL could be negatively impacted by investing in an MMF that does not maintain a stable $1.00 net asset value or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

Price Movements

Crude oil futures prices were volatile during the nine months ended September 30, 2017 and exhibited moderate daily swings along with a slight downward trend during the period. The average price of the Benchmark Oil Futures Contracts started the period at $56.260 per barrel. It hit a peak on January 6, 2017 at a price of $56.700 per barrel. The low of the period was on June 21, 2017 when the price dropped to $43.820 per barrel. The period ended with the average price of the Benchmark Oil Futures Contracts at $51.980 per barrel, a decrease of approximately (7.61)% over the period. USL’s per share NAV began the period at $20.39 and ended the period at $18.31 on September 30, 2017, a decrease of approximately (10.20)% over the period. USL’s per share NAV reached its high for the period on January 6, 2017 at $20.54 and reached its low for the period on June 21, 2017 at $15.56. The Benchmark Oil Futures Contracts prices listed above began with the February 2017 contracts and ended with the November 2017 contracts. The decrease of approximately (7.61)% on the Benchmark Oil Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing crude Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USL seeks to track, which are more fully described below in the section titled “Tracking USL’s Benchmark.”

During the nine months ended September 30, 2017, the crude oil futures market was in a state of contango, meaning that the price of the near month crude Oil Futures Contracts was lower than the price of the next month crude Oil Futures Contracts, and contracts further away from expiration. (On days when the market is in backwardation, the price of the near month crude Oil Futures Contracts is typically higher than the price of the next month crude Oil Futures Contracts or contracts further away from expiration.) For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 11,000,000 shares, USL has registered one subsequent offering of its shares: 100,000,000 shares which were registered with the SEC on March 31, 2009. Shares offered by USL in the subsequent offerings were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. As of September 30, 2017, USL had issued 23,200,000 shares, 5,850,000 of which were outstanding. As of September 30, 2017, there were 87,800,000 shares registered but not yet issued.

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

As of September 30, 2017, USL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Financial Capital Markets.

For the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Average daily total net assets	$111,664,597	$107,500,269
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$609,774	$235,098
Annualized approximate yield based on average daily total net assets	0.73%	0.29%
Management fee	$501,114	$482,870
Total fees and other expenses excluding management fees	$195,441	$100,438
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total commissions accrued to brokers	$13,484	$17,285
Total commissions as annualized percentage of average total net assets	0.02%	0.02%
Commissions accrued as a result of rebalancing	$10,815	$13,033
Percentage of commissions accrued as a result of rebalancing	80.21%	75.40%
Commissions accrued as a result of creation and redemption activity	$2,669	$4,252
Percentage of commissions accrued as a result of creation and redemption activity	19.79%	24.60%

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

Average interest rates earned on short-term investments held by USL, including cash equivalents and Treasuries, were higher during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. As a result, the amount of income earned by USL as a percentage of average daily total net assets was higher during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.

The increase in total fees and expenses excluding management fees for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was due to an increase in professional fees.

The decrease in the total commissions accrued to brokers by USL for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was due to a lower number of futures contracts being held and traded.

For the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

	For the three months ended September 30, 2017	For the three months ended September 30, 2016
Average daily total net assets	$111,501,902	$115,639,340
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$270,374	$97,154
Annualized approximate yield based on average daily total net assets	0.96%	0.34%
Management fee	$168,628	$174,407
Total fees and other expenses excluding management fees	$45,900	$32,299
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total commissions accrued to brokers	$4,643	$4,869
Total commissions as annualized percentage of average total net assets	0.02%	0.02%
Commissions accrued as a result of rebalancing	$3,741	$4,074
Percentage of commissions accrued as a result of rebalancing	80.57%	83.67%
Commissions accrued as a result of creation and redemption activity	$902	$795
Percentage of commissions accrued as a result of creation and redemption activity	19.43%	16.33%

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

Average interest rates earned on short-term investments held by USL, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2017, compared to the three months ended September 30, 2016. As a result, the amount of income earned by USL as a percentage of average daily total net assets was higher during the three months ended September 30, 2017, compared to the three months ended September 30, 2016.

The increase in total fees and expenses excluding management fees for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, was due to an increase in professional fees.

The decrease in the total commissions accrued to brokers by USL for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was due primarily to a lower number of futures contracts being held and traded.

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

For the 30-valuation days ended September 30, 2017, the simple average daily change in the Benchmark Oil Futures Contracts was 0.282%, while the simple average daily change in the per share NAV of USL over the same time period was 0.283%. The average daily difference was 0.002% (or 0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contracts, the average error in daily tracking by the per share NAV was (2.870)%, meaning that over this time period USL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. A significant portion of the level of USL’s relative tracking error as a percentage of the benchmark was due to periods of flat price returns.

Since the commencement of the offering of USL’s shares to the public on December 6, 2007 to September 30, 2017, the simple average daily change in the Benchmark Oil Futures Contracts was (0.018)%, while the simple average daily change in the per share NAV of USL over the same time period was (0.020)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contracts, the average error in daily tracking by the per share NAV was (0.738)%, meaning that over this time period USL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in USL’s NAV and the changes in the Benchmark Oil Futures Contracts. The first graph exhibits the daily changes in the last 30 valuation days ended September 30, 2017. The second graph measures monthly changes from September 30, 2012 through September 30, 2017.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

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

For the nine months ended September 30, 2017, the actual total return of USL as measured by changes in its per share NAV was (10.20)%. This is based on an initial per share NAV of $20.39 as of December 31, 2016 and an ending per share NAV as of September 30, 2017 of $18.31. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $18.33 as of September 30, 2017, for a total return over the relevant time period of (10.10)%. The difference between the actual per share NAV total return of USL of (10.20)% and the expected total return based on the Benchmark Oil Futures Contracts of (10.10)% was an error over the time period of (0.10)%, which is to say that USL’s actual total return underperformed the benchmark result by that percentage. USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USL to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contracts.

By comparison, for the nine months ended September 30, 2016, the actual total return of USL as measured by changes in its per share NAV was 10.29%. This was based on an initial per share NAV of $17.00 as of December 31, 2015 and an ending per share NAV as of September 30, 2016 of $18.75. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $18.82 as of September 30, 2016, for a total return over the relevant time period of 10.71%. The difference between the actual per share NAV total return of USL of 10.29% and the expected total return based on the Benchmark Oil Futures Contracts of 10.71% was an error over the time period of (0.42)%, which is to say that USL’s actual total return underperformed the benchmark result by that percentage. USL incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of USL to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contracts.

There are currently three factors that have impacted or are most likely to impact USL’s ability to accurately track its Benchmark Oil Futures Contracts.

First, USL may buy or sell its holdings in the then current Benchmark Oil Futures Contracts at a price other than the closing settlement price of that contract on the day during which USL executes the trade. In that case, USL may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contracts, which could cause the changes in the daily per share NAV of USL to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contracts. During the nine months ended September 30, 2017, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USL’s attempt to track the Benchmark Oil Futures Contracts over time.

Second, USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USL to track slightly lower than the inverse of daily changes in the price of the Benchmark Oil Futures Contracts. At the same time, USL earns dividend and interest income on its cash, cash equivalents and Treasuries. USL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2017. Interest payments, and any other income, were retained within the portfolio and added to USL’s NAV. When this income exceeds the level of USL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USL will realize a net yield that will tend to cause daily changes in the per share NAV of USL to track slightly higher than daily changes in the average of the prices of the Benchmark Oil Futures Contracts. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contracts. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by USL will continue to be higher than interest earned by USL. As such, USCF anticipates that USL will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by USL.

Third, USL may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contracts’ total return movements. In that case, the error in tracking the Benchmark Oil Futures Contracts could result in daily changes in the per share NAV of USL that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contracts. During the nine months ended September 30, 2017, USL did not hold any Other Oil-Related Investments. If USL increases in size, and due to its obligations to comply with regulatory limits, USL may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The chart below compares the daily price of the near month crude oil futures contracts to the price of 13th month crude oil futures contracts (i.e., a contract one year forward) over the last 10 years. When the price of the near month futures contract is higher than the price of the 13th month futures contract, the market would be described as being in backwardation. When the price of the near month futures contract is lower than the 13th month futures contract, the market would be described as being in contango. Although the price of the near month futures contract and the price of the near 13th month futures contract tend to move together, it can be seen that at times the near month futures contract prices are higher than the 13th month futures contract prices (backwardation), and at other times, the near month futures contract prices are lower than the 13th month futures contract prices (contango).

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures trading started in 1982. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. A combination of improved transportation and storage capacity, along with growing demand for crude oil globally, moderated the inventory build-up and led to reduced levels of contango by 2011. However, at the end of November, 2014, global crude oil inventories grew rapidly after the Organization of Petroleum Exporting Countries’ (“OPEC”) decided to defend its market share against U.S. shale-oil producers, resulting in another period during which the crude oil market remained primarily in contango, sometimes steep contango. This period of contango continued through December 31, 2016. In addition, the crude oil markets are expected to remain in contango until U.S. and global oil inventories decline significantly. If OPEC’s recent cuts in oil production have their intended effect on the crude oil market then such a decline may occur in September 30, 2017.

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

Crude Oil Market. During the nine months ended September 30, 2017, crude oil prices have traded in a range between $43 to $53 as U.S. production growth threatened to overwhelm the impact of OPEC supply cuts. Prices rose during the third quarter as U.S. and global inventories declined. U.S. storage fell faster than the normal seasonal pace and dropped below prior-year inventory levels for the first time since 2014. U.S. production ramped up steadily throughout the year, returning to record levels last seen during summer 2015. However, production and rig count growth both appeared to level off towards the end of the quarter and may represent caution on the part of producers. Temporary disruptions also occurred as a result of hurricane Harvey. Looking ahead, expected demand growth appears strong while OPEC has stated it is prepared to take any action necessary to perpetuate the current trend towards a balanced market. Should global demand growth forecasts fail to be realized, or if OPEC is unable to counter growing U.S. production, there is a meaningful possibility that crude prices could fall again. On the other hand, increasing global tensions and the possibility of any number of conflicts escalating could lead to price shocks to the upside.

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

For the ten-year time period between September 30, 2007 and September 30, 2017, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis exhibited strong correlation with unleaded gasoline and diesel-heating oil, moderate correlation with the movements of large cap U.S. equities and global equities, limited correlation with natural gas, and limited negative correlation with U.S. government bonds.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
September 30, 2007 – September 30, 2017*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.287)	0.965	0.446	0.436	0.083	0.464
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.257)	(0.349)	(0.331)	(0.041)	(0.390)
Global Equities (FTSE World Index)			1.000	0.484	0.476	0.121	0.514
Unleaded Gasoline				1.000	0.729	0.154	0.700
Diesel-Heating Oil					1.000	0.258	0.805
Natural Gas						1.000	0.263
Crude Oil							1.000

Source: Bloomberg, NYMEX

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended September 30, 2017, movements of crude oil displayed strong correlation with large cap U.S. equities and diesel-heating oil, moderate correlation with movements of global equities, and limited negative to little correlation with movements with U.S. Government bonds, unleaded gasoline and natural gas.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
12 Months ended September 30, 2017*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.229)	0.768	(0.150)	0.326	(0.331)	0.620
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	0.288	0.319	(0.103)	(0.271)	(0.393)
Global Equities (FTSE World Index)			1.000	(0.124)	0.223	(0.516)	0.515
Unleaded Gasoline				1.000	0.497	0.408	(0.212)
Diesel-Heating Oil					1.000	0.185	0.676
Natural Gas						1.000	(0.119)
Crude Oil							1.000

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

USL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USL has allocated substantially all of its net assets to trading in Oil Interests. USL invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USL’s NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USL’s account at its custodian bank and in Treasuries at the FCM. Income received from USL’s investments in money market funds and Treasuries is paid to USL. During the nine months ended September 30, 2017, USL’s expenses exceeded the income USL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2017, USL used other assets to pay expenses, which could cause a decrease in USL’s NAV over time. To the extent expenses exceed income, USL’s NAV will be negatively impacted.

USL’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USL from promptly liquidating its positions in Oil Futures Contracts. During the nine months ended September 30, 2017, USL did not purchase or liquidate any of its positions while daily limits were in effect; however, USL cannot predict whether such an event may occur in the future.

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

As of September 30, 2017, USL held cash deposits and investments in Treasuries and money market funds in the amount of $109,149,817 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USL’s custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2017, USL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USL. While USL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USL’s financial position.

European Sovereign Debt

USL had no direct exposure to European sovereign debt as of September 30, 2017 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of September 30, 2017, USL’s portfolio consisted of 2,061 Crude Oil Futures CL Contracts traded on the NYMEX. As of September 30, 2017, USL did not hold any Oil Futures Contracts traded on the ICE Futures. For a list of USL’s current holdings, please see USL’s website at www.uscfinvestments.com.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk.

USL is exposed to commodity price risk. In particular, USL is exposed to crude oil price risk through its holdings of Oil Futures Contracts together with any other derivatives in which it may invest, which are discussed below. As a result, fluctuations in the value of the Futures Contracts that USL holds in its portfolio, as described in “Contractual Obligations” under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are expected to directly affect the value of USL’s shares.

OTC Contract Risk

Currently, OTC transactions are subject to changing regulation.

USL may purchase OTC Oil Interests such as forward contracts or swap or spot contracts. Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC swap bears the credit risk that the other party may not be able to perform its obligations under its contract.

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

During the nine months reporting period ended September 30, 2017, USL limited its OTC activities to EFRP transactions.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	USL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USL redeemed 19 baskets (comprising 950,000 shares) during the third quarter of the year ended December 31, 2017. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2017:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
7/1/17 to 7/31/17	300,000	$17.47
8/1/17 to 8/31/17	250,000	$17.34
9/1/17 to 9/30/17	400,000	$18.20
Total	950,000

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

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

Date: November 6, 2017

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 6, 2017

