Form 10-Q
period 2018-03-31
United States 12 Month Oil Fund, LP
filed 2018-05-10
CIK 1405528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2018.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33859

United States 12 Month Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431897
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 3,550,000 outstanding shares as of May 7, 2018.

UNITED STATES 12 MONTH OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Financial Condition

At March 31, 2018 (Unaudited) and December 31, 2017

	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents (at cost $73,873,484 and $83,241,625, respectively) (Notes 2 and 5)	$73,873,484	$83,241,625
Equity in trading accounts:
Cash and cash equivalents (at cost $4,977,658 and $4,988,459, respectively)	4,977,658	4,988,459
Unrealized gain (loss) on open commodity futures contracts	12,936,612	11,072,567
Dividends receivable	17,660	16,769
Interest receivable	4,700	2,694

Total assets	$91,810,114	$99,322,114

Liabilities and Partners' Capital
Payable due to Broker	$8,976,003	$7,565,281
General Partner management fees payable (Note 3)	36,118	46,592
Professional fees payable	107,411	145,177
Brokerage commissions payable	4,862	7,362
Directors' fees and insurance payable	2,080	1,014
License fees payable	2,348	2,786

Total liabilities	9,128,822	7,768,212

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	—	—
Limited Partners	82,681,292	91,553,902
Total Partners' Capital	82,681,292	91,553,902

Total liabilities and partners' capital	$91,810,114	$99,322,114

Limited Partners' shares outstanding	3,650,000	4,350,000
Net asset value per share	$22.65	$21.05
Market value per share	$22.64	$20.92

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At March 31, 2018

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL May 2018 contracts, expiring April 2018	$5,838,823	110	$1,304,577	1.58
NYMEX WTI Crude Oil Futures CL June 2018 contracts, expiring May 2018	5,376,057	110	1,759,643	2.13
NYMEX WTI Crude Oil Futures CL July 2018 contracts, expiring June 2018	5,385,668	110	1,713,732	2.07
NYMEX WTI Crude Oil Futures CL August 2018 contracts, expiring July 2018	5,256,592	110	1,787,808	2.16
NYMEX WTI Crude Oil Futures CL September 2018 contracts, expiring August 2018	5,497,635	110	1,485,165	1.80
NYMEX WTI Crude Oil Futures CL October 2018 contracts, expiring September 2018	5,596,914	110	1,324,286	1.60
NYMEX WTI Crude Oil Futures CL November 2018 contracts, expiring October 2018	5,531,309	110	1,332,691	1.61
NYMEX WTI Crude Oil Futures CL December 2018 contracts, expiring November 2018	6,055,091	110	755,009	0.91
NYMEX WTI Crude Oil Futures CL January 2019 contracts, expiring December 2018	6,070,596	110	686,704	0.83
NYMEX WTI Crude Oil Futures CL February 2019 contracts, expiring January 2019	6,452,158	110	251,242	0.31
NYMEX WTI Crude Oil Futures CL March 2019 contracts, expiring February 2019	6,381,766	110	271,034	0.33
NYMEX WTI Crude Oil Futures CL April 2019 contracts, expiring March 2019	6,281,819	109	264,721	0.32
Total Open Futures Contracts*	$69,724,428	1,319	$12,936,612	15.65

United States 12 Month Oil Fund, LP
Condensed Schedule of Investments (Unaudited) (Continued)
At March 31, 2018

	Principal Amount	Market Value	% of Partners' Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.19%, 4/05/2018	$2,000,000	$1,999,737	2.42
1.22%, 4/12/2018	2,000,000	1,999,257	2.42
1.23%, 4/19/2018	2,000,000	1,998,782	2.42
1.25%, 4/26/2018	2,000,000	1,998,278	2.42
1.27%, 5/03/2018	2,000,000	1,997,760	2.42
1.32%, 5/10/2018	2,000,000	1,997,162	2.41
1.37%, 5/17/2018	3,000,000	2,994,796	3.62
1.43%, 5/24/2018	2,000,000	1,995,834	2.41
1.43%, 5/31/2018	3,000,000	2,992,900	3.62
1.45%, 6/07/2018	3,000,000	2,991,960	3.62
1.46%, 6/14/2018	3,000,000	2,991,089	3.62
1.49%, 6/21/2018	3,000,000	2,990,010	3.62
1.50%, 6/28/2018	3,000,000	2,989,073	3.61
1.56%, 7/05/2018	3,000,000	2,987,729	3.61
1.56%, 7/12/2018	2,000,000	1,991,217	2.41
1.60%, 7/19/2018	2,000,000	1,990,372	2.41
1.61%, 7/26/2018	4,000,000	3,979,442	4.81
1.63%, 8/02/2018	3,000,000	2,983,395	3.61
1.71%, 8/09/2018	2,000,000	1,987,758	2.40
1.77%, 8/16/2018	3,000,000	2,979,964	3.60
1.82%, 8/23/2018	3,000,000	2,978,400	3.60
1.82%, 8/30/2018	3,000,000	2,977,287	3.60
1.85%, 9/06/2018	2,000,000	1,983,937	2.40
1.90%, 9/13/2018	2,000,000	1,982,721	2.40
1.92%, 9/20/2018	2,000,000	1,981,797	2.40
1.90%, 9/27/2018	2,000,000	1,981,329	2.40
Total Treasury Obligations		64,721,986	78.28

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	10,000,000	10,000,000	12.09
Goldman Sachs Financial Square Funds - Government Fund - Class FS	1,000,000	1,000,000	1.21
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	3,000,000	3,000,000	3.63
Total Money Market Funds		14,000,000	16.93
Total Cash Equivalents		$78,721,986	95.21

* Collateral amounted to $4,977,658 on open futures contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2018 and 2017

	Three months ended March 31, 2018	Three months ended March 31, 2017
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$4,474,975	$6,144,519
Change in unrealized gain (loss) on open futures contracts	1,864,045	(17,188,069)
Dividend income	54,110	43,025
Interest income*	240,855	108,478
ETF transaction fees	2,450	1,750

Total income (loss)	6,636,435	(10,890,297)

Expenses
General Partner management fees (Note 3)	127,296	173,067
Professional fees	38,096	72,000
Brokerage commissions	574	4,132
Directors' fees and insurance	3,231	3,120
License fees	3,182	4,327

Total expenses	172,379	256,646

Net income (loss)	$6,464,056	$(11,146,943)
Net income (loss) per limited partnership share	$1.60	$(1.87)
Net income (loss) per weighted average limited partnership share	$1.64	$(1.85)
Weighted average limited partnership shares outstanding	3,952,778	6,039,444

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the three months ended March 31, 2018

	General Partner	Limited Partners	Total

Balances, at December 31, 2017	$—	$91,553,902	$91,553,902
Redemption of 700,000 partnership shares	—	(15,336,666)	(15,336,666)
Net income (loss)	—	6,464,056	6,464,056

Balances, at March 31, 2018	$—	$82,681,292	$82,681,292

Net Asset Value Per Share:
At December 31, 2017			$21.05
At March 31, 2018			$22.65

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2018 and 2017

	Three months ended March 31, 2018	Three months ended March 31, 2017
Cash Flows from Operating Activities:
Net income (loss)	$6,464,056	$(11,146,943)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	(1,864,045)	17,188,069
(Increase) decrease in dividends receivable	(891)	(3,023)
(Increase) decrease in interest receivable	(2,006)	—
(Increase) decrease in directors' fees and insurance receivable	—	(3,443)
Increase (decrease) in payable due to Broker	1,410,722	(15,112,791)
Increase (decrease) in General Partner management fees payable	(10,474)	(9,546)
Increase (decrease) in professional fees payable	(37,766)	(27,104)
Increase (decrease) in brokerage commissions payable	(2,500)	—
Increase (decrease) in directors' fees and insurance payable	1,066	(1,439)
Increase (decrease) in license fees payable	(438)	(1,710)
Net cash provided by (used in) operating activities	5,957,724	(9,117,930)

Cash Flows from Financing Activities:
Addition of partnership shares	—	2,967,754
Redemption of partnership shares	(15,336,666)	(9,875,487)
Net cash provided by (used in) financing activities	(15,336,666)	(6,907,733)

Net Increase (Decrease) in Cash and Cash Equivalents	(9,378,942)	(16,025,663)

Total Cash, Cash Equivalents and Equity in Trading Account, beginning of period	88,230,084	124,370,598
Total Cash, Cash Equivalents and Equity in Trading Account, end of period	$78,851,142	$108,344,935

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$73,873,484	$99,926,087
Equity in Trading Accounts:
Cash and Cash Equivalents	4,977,658	8,418,848
Total Cash, Cash Equivalents and Equity in Trading Accounts	$78,851,142	$108,344,935

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2018 (Unaudited)

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

United States Commodity Funds LLC (“USCF”), the general partner of USL, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USL accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of March 31, 2018, USL held 1,319 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures.

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

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the United States 3x Oil Fund (“USOU”) and the United States 3x Short Oil Fund (“USOD”), which commenced operations on July 20, 2017. Two separate series of the USCF Funds Trust, the REX S&P MLP Fund (“RMLP”) and the REX S&P MLP Inverse Fund (“MLPD” and together with RMLP, the “REX Funds”), which were in registration and had not commenced operations, filed to withdraw from registration on March 30, 2018.

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

On December 4, 2007, USL initially registered 11,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On December 6, 2007, USL listed its shares on the AMEX under the ticker symbol “USL” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USL established its initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. USL also commenced investment operations on December 6, 2007, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of March 31, 2018, USL had registered a total of 111,000,000 shares.

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

In accordance with U.S. GAAP, USL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USL files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USL is not subject to income tax return examinations by major taxing authorities for years before 2014. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USL recording a tax liability that reduces net assets. However, USL's conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2018.

Creations and Redemptions

Authorized Participants may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

USL receives or pays the proceeds from shares sold or redeemed within two business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in USL's condensed statements of financial condition as receivable for shares sold, and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

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

Calculation of Per Share NAV

USL's per share NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing that amount by the total number of shares outstanding. USL uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2018.

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

 New Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which amends ASC 230 to provide guidance on the classification and presentation of changes in restricted cash and restricted cash equivalents on the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. At this time, management has evaluated the implications of these changes on the financial statements and adopted with no material impact.

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

Ongoing Registration Fees and Other Offering Expenses

USL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2018 and 2017, USL did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

USL is responsible for paying its portion of the directors’ and officers’ liability insurance for USL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USL and the Related Public Funds. USL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2018 are estimated to be a total of $14,400 for USL and, in the aggregate for USL and the Related Public Funds, $536,000.

Licensing Fees

As discussed in Note 4 below, USL entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USL and the Related Public Funds, other than BNO, USCI, CPER, USAG, USOU and USOD, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2018 and 2017, USL incurred $3,182 and $4,327, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USL's audit expenses and tax accounting and reporting requirements are paid by USL. These costs are estimated to be $150,000 for the year ending December 31, 2018. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees

In addition to the fees described above, USL pays all brokerage fees and other expenses in connection with the operation of USL, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below.

NOTE 4 — CONTRACTS AND AGREEMENTS

Marketing Agent Agreement

USL is party to a marketing agent agreement, dated as of November 13, 2007, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for USL as outlined in the agreement. The fee of the Marketing Agent, which is borne by USCF, is equal to 0.06% on USL's assets up to $3 billion and 0.04% on USL's assets in excess of $3 billion. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services exceed 10% of the gross proceeds of USL's offering.

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

Brokerage and Futures Commission Merchant Agreements

On October 8, 2013, USL entered into a brokerage agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as USL's FCM effective October 10, 2013. The agreement with RBC requires it to provide services to USL in connection with the purchase and sale of Oil Futures Contracts and Other Oil-Related Investments that may be purchased and sold by or through RBC Capital for USL's account. In accordance with the agreement, RBC Capital charges USL commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Oil Futures Contracts and options on Oil Futures Contracts. Such fees include those incurred when purchasing Oil Futures Contracts and options on Oil Futures Contracts when USL issues shares as a result of a Creation Basket, as well as fees incurred when selling Oil Futures Contracts and options on Oil Futures Contracts when USL redeems shares as a result of a Redemption Basket. Such fees are also incurred when Oil Futures Contracts and options on Oil Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. USL also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Total commissions accrued to brokers	$574	$4,132
Total commissions as annualized percentage of average total net assets	0.00%*	0.01%
Commissions accrued as a result of rebalancing	$34	$3,515
Percentage of commissions accrued as a result of rebalancing	5.92%	85.07%
Commissions accrued as a result of creation and redemption activity	$540	$617
Percentage of commissions accrued as a result of creation and redemption activity	94.08%	14.93%

* Represents less than 0.005%.

The decrease in total commissions accrued to brokers for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was due primarily to a lower number of crude oil futures contracts being held and traded.

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

All of the futures contracts held by USL through March 31, 2018 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USL bears the risk of financial failure by the clearing broker.

USL's cash and other property, such as Treasuries, deposited with an FCM are considered commingled with all other customer funds, subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of an FCM could result in the complete loss of USL's assets posted with that FCM; however, the majority of USL's assets are held in investments in Treasuries, cash and/or cash equivalents with USL's custodian and would not be impacted by the insolvency of an FCM. The failure or insolvency of USL's custodian, however, could result in a substantial loss of USL's assets.

USCF invests a portion of USL's cash in money market funds that seek to maintain a stable per share NAV. USL is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2018 and December 31, 2017, USL held investments in money market funds in the amounts of $14,000,000 and $19,000,000, respectively. USL also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2018 and December 31, 2017, USL held cash deposits and investments in Treasuries in the amounts of $64,851,142 and $69,230,084, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should USL's custodian and/or FCM cease operations.

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

USL's policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, USL has a policy of requiring review of the credit standing of each broker or counterparty with which it conducts business.

The financial instruments held by USL are reported in its condensed statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2018 and 2017 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2018 (Unaudited)	For the three months ended March 31, 2017 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$21.05	$20.39
Total income (loss)	1.64	(1.83)
Total expenses	(0.04)	(0.04)
Net increase (decrease) in net asset value	1.60	(1.87)
Net asset value, end of period	$22.65	$18.52

Total Return	7.60%	(9.17)%

Ratios to Average Net Assets
Total income (loss)	7.71%	(9.31)%
Management fees*	0.60%	0.60%
Expenses excluding management fees*	0.21%	0.29%
Net income (loss)	7.51%	(9.53)%

*	Annualized.

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USL.

NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS

USL values its investments in accordance with Accounting Standards Codification 820 – Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent of USL (observable inputs) and (2) USL's own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

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

The following table summarizes the valuation of USL’s securities at March 31, 2018 using the fair value hierarchy:

At March 31, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$78,721,986	$78,721,986	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	12,936,612	12,936,612	—	—

During the three months ended March 31, 2018, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USL’s securities at December 31, 2017 using the fair value hierarchy:

At December 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$85,783,036	$85,783,036	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	11,072,567	11,072,567	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2018	Fair Value At December 31, 2017
Futures - Commodity Contracts	Assets	$12,936,612	$11,072,567

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2018		For the three months ended March 31, 2017
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$4,474,975		$6,144,519

	Change in unrealized gain (loss) on open positions		$1,864,045		$(17,188,069)

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

Regulatory Disclosure

Accountability Levels, Position Limits and Price Fluctuation Limits. Designated contract markets (“DCMs”), such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by USL is not) may hold, own or control. These levels and position limits apply to the futures contracts that USL invests in to meet its investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures also set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the Benchmark Oil Futures Contracts and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contracts is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, ICE Futures maintains accountability levels, position limits and monitoring authority for its futures contracts for light, sweet crude oil. If USL and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USL could be ordered to reduce its net futures contracts back to the accountability level. As of March 31, 2018, USL held 1,319 futures contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures. For the three months ended March 31, 2018 USL did not exceed the accountability levels imposed by the NYMEX or ICE Futures, however, the aggregated total of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and USL did not reduce the number of Oil Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USL will run up against such position limits because USL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during a one day each month. For the three months ended March 31, 2018, USL did not exceed position limits imposed by the NYMEX and ICE Futures.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, Financial Industry Regulatory Authority (“FINRA”), CFTC, NFA, the futures exchanges, clearing organizations and other regulatory bodies.

Futures Contracts and Position Limits

The CFTC is generally prohibited by statute from regulating trading on non-U.S. futures exchanges and markets. The CFTC, however, has adopted regulations relating to the marketing of non-U.S. futures contracts in the United States. These regulations permit certain contracts on non-U.S. exchanges to be offered and sold in the United States.

The CFTC has proposed to adopt limits on speculative positions in 25 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the size of speculative positions that a person may hold in the spot month, other individual months, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as certain non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times. At this time, it is unclear how the Position Limit Rules may affect USL, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of USL to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of USL.

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

The initial margin requirements of the Final Margin Rules are being phased in over time, and the variation margin requirements of the Final Margin Rules are currently in effect. The Fund is not a Covered Swap Entity under the Final Margin Rules but it is a financial end-user. Accordingly, the Fund is currently subject to the variation margin requirements of the Final Margin Rules. However, the Fund does not have material swaps exposure and, accordingly, the Fund will not be subject to the initial margin requirements of the Final Margin Rules.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) required the CFTC and the SEC to adopt their own margin rules to apply to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies. On December 16, 2015 the CFTC finalized its margin rules, which are substantially the same as the Final Margin Rules and have the same implementation timeline. The SEC has yet to finalize its margin rules.

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

Other Requirements for Swaps

In addition to the margin requirements described above, swaps that are not required to be cleared and executed on a SEF but that are executed bilaterally are also subject to various requirements pursuant to CFTC regulations, including, among other things, reporting and recordkeeping requirements and, depending on the status of the counterparties, trading documentation requirements and dispute resolution requirements.

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

Money Market Reform

The SEC adopted amendments to Rule 2a-7 under the Investment Company Act of 1940, which became effective in 2016, to reform money market funds (“MMFs”). While the new rule applies only to MMFs, it may indirectly affect institutional investors such as USL. A portion of USL's assets that are not used for margin or collateral in the Futures Contracts currently are invested in government MMFs. USL does not hold any non-government MMFs and, particularly in light of recent changes to the rule governing the operation of MMFs, does not anticipate investing in any non-government MMFs. However, if USL invests in other types of MMFs besides government MMFs in the future, USL could be negatively impacted by investing in an MMF that does not maintain a stable $1.00 NAV or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

Price Movements

Crude oil futures prices were volatile during the three months ended March 31, 2018 and exhibited moderate daily swings along with a slight downward trend during the period. The average price of the Benchmark Oil Futures Contracts started the period at $59.40 per barrel. The high of the period was on January 26, 2018 when the average price reached $63.86 per barrel. The average low price of the period was on February 9, 2018 when the average price dropped to $56.84 per barrel. The period ended with the average price of the Benchmark Oil Futures Contracts at $62.67 per barrel, an increase of approximately 5.51% over the period. USL’s per share NAV began the period at $21.05 and ended the period at $22.65 on March 31, 2018, an increase of approximately 7.60% over the period. USL’s per share NAV reached its high for the period on March 23, 2018 at $22.88 and reached its low for the period on February 9, 2018 at $20.39. The average Benchmark Oil Futures Contracts prices listed above began with the February 2018 to January 2019 contracts and ended with the May 2018 to April 2019 contracts. The increase of approximately 5.51% on the average price of the Benchmark Oil Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USL seeks to track, which are more fully described below in the section titled “Tracking USL's Benchmark.”

During the three months ended March 31, 2018, the crude oil futures market was in a state of backwardation, meaning that the price of the near month crude Oil Futures Contract was higher than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market is in contango, the price of the near month crude Oil Futures Contract is typically lower than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 11,000,000 shares, USL has registered one subsequent offering of its shares: 100,000,000 shares which were registered with the SEC on March 31, 2009. Shares offered by USL in the subsequent offerings were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. As of March 31, 2018, USL had issued 23,200,000 shares, 3,650,000 of which were outstanding. As of March 31, 2018, there were 87,800,000 shares registered but not yet issued.

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

As of March 31, 2018, USL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, and Virtu Financial BD LLC.

For the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Average daily total net assets	$86,042,958	$116,980,640
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$294,965	$151,503
Annualized yield based on average daily total net assets	1.39%	0.53%
Management fee	$127,296	$173,067
Total fees and other expenses excluding management fees	$45,083	$83,579
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total commissions accrued to brokers	$574	$4,132
Total commissions as annualized percentage of average total net assets	0.00%*	0.01%
Commissions accrued as a result of rebalancing	$34	$3,515
Percentage of commissions accrued as a result of rebalancing	5.92%	85.07%
Commissions accrued as a result of creation and redemption activity	$540	$617
Percentage of commissions accrued as a result of creation and redemption activity	94.08%	14.93%

* Represents less than 0.005%.

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

Average interest rates earned on short-term investments held by USL, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2018, compared to the three months ended March 31, 2017. As a result, the amount of income earned by USL as a percentage of average daily total net assets was higher during the three months ended March 31, 2018, compared to the three months ended March 31, 2017.

The decrease in total fees and other expenses excluding management fees for the three months ended March 31, 2018, compared to the three months ended March 31, 2017 was due primarily to USL’s smaller size as measured by total net assets.

The decrease in total commissions accrued to brokers for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was due primarily to a lower number of crude oil futures contracts being held and traded.

Tracking USL's Benchmark

USCF seeks to manage USL's portfolio such that changes in its average daily per share NAV, on a percentage basis, closely track the daily changes in the average of the prices of the Benchmark Oil Futures Contracts, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30-valuation days, the average daily change in USL's per share NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the prices of the Benchmark Oil Futures Contracts. As an example, if the average daily movement of the average of the prices of the Benchmark Oil Futures Contracts for a particular 30-valuation day time period was 0.50% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per share NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USL's portfolio management goals do not include trying to make the nominal price of USL's per share NAV equal to the average of the nominal prices of the current Benchmark Oil Futures Contracts or the spot price for light, sweet crude oil. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts and Other Oil-Related Investments.

For the 30-valuation days ended March 31, 2018, the simple average daily change in the Benchmark Oil Futures Contracts was 0.270%, while the simple average daily change in the per share NAV of USL over the same time period was 0.272%. The average daily difference was 0.002% (or 0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contracts, the average error in daily tracking by the per share NAV was 0.447%, meaning that over this time period USL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. A significant portion of the level of USL's relative tracking error as a percentage of the benchmark was due to periods of flat price returns.

Since the commencement of the offering of USL’s shares to the public on December 6, 2007 to March 31, 2018, the simple average daily change in the Benchmark Oil Futures Contracts was (0.009)%, while the simple average daily change in the per share NAV of USL over the same time period was (0.011)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contracts, the average error in daily tracking by the per share NAV was (0.762)%, meaning that over this time period USL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in USL’s NAV and the changes in the Benchmark Oil Futures Contracts. The first graph exhibits the daily changes in the last 30 valuation days ended March 31, 2018. The second graph measures monthly changes since March 31, 2013 through March 31, 2018.

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

For the three months ended March 31, 2018, the actual total return of USL as measured by changes in its per share NAV was 7.60%. This is based on an initial per share NAV of $21.05 as of December 31, 2017 and an ending per share NAV as of March 31, 2018 of $22.65. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $22.62 as of March 31, 2018, for a total return over the relevant time period of 7.46%. The difference between the actual per share NAV total return of USL of 7.60% and the expected total return based on the Benchmark Oil Futures Contracts of 7.46% was an error over the time period of 0.14%, which is to say that USL’s actual total return outperformed the benchmark result by that percentage. USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USL to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contracts.

By comparison, for the three months ended March 31, 2017, the actual total return of USL as measured by changes in its per share NAV was (9.17)%. This was based on an initial per share NAV of $20.39 as of December 31, 2016 and an ending per share NAV as of March 31, 2017 of $18.52. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $18.54 as of March 31, 2017, for a total return over the relevant time period of (9.07)%. The difference between the actual per share NAV total return of USL of (9.17)% and the expected total return based on the Benchmark Oil Futures Contracts of (9.07)% was an error over the time period of (0.10)%, which is to say that USL’s actual total return underperformed the benchmark result by that percentage. USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USL to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contracts.

There are currently three factors that have impacted or are most likely to impact USL's ability to accurately track Benchmark Oil Futures Contracts.

First, USL may buy or sell its holdings in the then current Benchmark Oil Futures Contracts at a price other than the closing settlement price of that contract on the day during which USL executes the trade. In that case, USL may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contracts, which could cause the changes in the daily per share NAV of USL to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contracts. During the three months ended March 31, 2018, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USL's attempt to track the Benchmark Oil Futures Contracts over time.

Second, USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USL to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contracts. At the same time, USL earns dividend and interest income on its cash, cash equivalents and Treasuries. USL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2018. Interest payments, and any other income, were retained within the portfolio and added to USL's NAV. When this income exceeds the level of USL's expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USL will realize a net yield that will tend to cause daily changes in the per share NAV of USL to track slightly higher than daily changes in the average of the prices of the Benchmark Oil Futures Contracts. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contracts. USCF anticipates that interest rates may continue to increase over the near future from historical lows. However, it is anticipated that fees and expenses paid by USL may continue to be higher than interest earned by USL. As such, USCF anticipates that USL will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by USL.

Third, USL may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contracts' total return movements. In that case, the error in tracking the Benchmark Oil Futures Contracts could result in daily changes in the per share NAV of USL that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contracts. During the three months ended March 31, 2018, USL did not hold any Other Oil-Related Investments. If USL increases in size, and due to its obligations to comply with regulatory limits, USL may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures trading started in 1982. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. A combination of improved transportation and storage capacity, along with growing demand for crude oil globally, moderated the inventory build-up and led to reduced levels of contango by 2011. However, at the end of November, 2014, global crude oil inventories grew rapidly after the Organization of Petroleum Exporting Countries (“OPEC”) decided to defend its market share against U.S. shale-oil producers, resulting in another period during which the crude oil market remained primarily in contango, sometimes steep contango. This period of contango continued through December 31, 2017 until U.S. and global oil inventories declined. OPEC’s recent cuts in oil production have had their intended effect on the crude oil market and such a decline has led to a backwardated market in 2018.

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

Crude Oil Market. During the three months ended March 31, 2018, crude oil prices have traded in a range between $59 to $66. Crude charged into the new year, completing a 56% uptrend from September to January. As of quarter-end, U.S. crude storage was 21% lower than a near-all-time high set last year. Storage has fallen below the five-year average level. Continued OPEC restraint clashed with ongoing shale growth. Equity volatility, global tensions, and a dynamic news cycle also led to choppy markets. Crude ended the quarter at $64.94, up 7.5% for the quarter. A backwardated market has helped futures traders with a roll yield exceeding 1%. Looking ahead, expected demand growth appears strong while OPEC has proved its commitment to restoring a balanced market. Should global demand growth forecasts fail to be realized, or if OPEC is unable to counter growing U.S. production, there is a meaningful possibility that crude prices could fall again. On the other hand, increasing global tensions and the possibility of any number of conflicts escalating could lead to price shocks to the upside.

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

For the ten-year time period between March 31, 2008 and March 31, 2018, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis exhibited strong correlation with unleaded gasoline and diesel-heating oil, moderate correlation with the movements of large cap U.S. equities and global equities, limited correlation with natural gas, and limited negative correlation with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
March 31, 2008 – March 31, 2018*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.259)	0.968	0.460	0.459	0.107	0.485
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.231)	(0.347)	(0.337)	(0.040)	(0.393)
Global Equities (FTSE World Index)			1.000	0.493	0.490	0.138	0.526
Unleaded Gasoline				1.000	0.727	0.146	0.697
Diesel-Heating Oil					1.000	0.249	0.804
Natural Gas						1.000	0.253
Crude Oil							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended March 31, 2018, movements of crude oil displayed strong correlation with large cap U.S. equities, global equities and diesel-heating oil, and limited negative to little correlation with movements with U.S. Government bonds, unleaded gasoline and natural gas.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
12 Months ended March 31, 2018*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.327)	0.970	0.081	0.360	0.176	0.679
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.199)	0.496	0.253	0.254	(0.464)
Global Equities (FTSE World Index)			1.000	0.143	0.411	0.215	0.624
Unleaded Gasoline				1.000	0.430	0.315	(0.220)
Diesel-Heating Oil					1.000	(0.112)	0.572
Natural Gas						1.000	(0.326)
Crude Oil							1.000

Source: Bloomberg, NYMEX

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

Critical Accounting Policies

Preparation of the condensed financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. USL's application of these policies involves judgments and actual results may differ from the estimates used.

USCF has evaluated the nature and types of estimates that it makes in preparing USL's condensed financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and OTC swaps) involves a critical accounting policy. The values which are used by USL for its Oil Futures Contracts are provided by its commodity broker who uses market prices when available, while OTC swaps are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, USL estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

USL has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. USL has met, and it is anticipated that USL will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. USL's liquidity needs include: redeeming shares, providing margin deposits for its existing Oil Futures Contracts or the purchase of additional Oil Futures Contracts and posting collateral for its OTC swaps, if applicable, and payment of its expenses, summarized below under “Contractual Obligations.”

USL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USL has allocated substantially all of its net assets to trading in Oil Interests. USL invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USL's NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USL's account at its custodian bank and in Treasuries at the FCM. Income received from USL's investments in money market funds and Treasuries is paid to USL. During the three months ended March 31, 2018, USL's expenses did not exceed the income USL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2018, USL used other assets to pay expenses, which could cause a decrease in USL's NAV over time. To the extent expenses exceed income, USL's NAV will be negatively impacted.

USL's investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USL from promptly liquidating its positions in Oil Futures Contracts. During the three months ended March 31, 2018, USL did not purchase or liquidate any of its positions while daily limits were in effect; however, USL cannot predict whether such an event may occur in the future.

Prior to the initial offering of USL, all payments with respect to USL’s expenses were paid by USCF. USL does not have an obligation or intention to refund such payments by USCF. USCF is under no obligation to pay USL’s current or future expenses. Since the initial offering of shares, USL has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its shares subsequent to the initial offering, (v) other expenses, including tax reporting costs, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of USL's Marketing Agent, Administrator and Custodian and registration expenses relating to the initial offering of shares. If USCF and USL are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, USL will terminate and investors may lose all or part of their investment.

Market Risk

Trading in Oil Futures Contracts and Other Oil-Related Investments, such as forwards, involves USL entering into contractual commitments to purchase or sell oil at a specified date in the future. The aggregate market value of the contracts will significantly exceed USL's future cash requirements since USL intends to close out its open positions prior to settlement. As a result, USL is generally only subject to the risk of loss arising from the change in value of the contracts. USL considers the “fair value” of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with USL's commitments to purchase oil is limited to the aggregate market value of the contracts held. However, should USL enter into a contractual commitment to sell oil, it would be required to make delivery of the oil at the contract price, repurchase the contract at prevailing prices or settle in cash. Since there are no limits on the future price of oil, the market risk to USL could be unlimited.

USL's exposure to market risk depends on a number of factors, including the markets for oil, the volatility of interest rates and foreign exchange rates, the liquidity of the Oil Futures Contracts and Other Oil-Related Investments markets and the relationships among the contracts held by USL. Drastic market occurrences could ultimately lead to the loss of all or substantially all of an investor’s capital.

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

USCF attempts to manage the credit risk of USL by following various trading limitations and policies. In particular, USL generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Oil Futures Contracts and Other Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USL to limit its credit exposure. An FCM, when acting on behalf of USL in accepting orders to purchase or sell Oil Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USL, all assets of USL relating to domestic Oil Futures Contracts trading. These FCMs are not allowed to commingle USL's assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USL's assets related to foreign Oil Futures Contracts trading.

In the future, USL may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of March 31, 2018, USL held cash deposits and investments in Treasuries and money market funds in the amount of $78,851,142 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USL's custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2018, USL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USL. While USL's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USL's financial position.

European Sovereign Debt

USL had no direct exposure to European sovereign debt as of March 31, 2018 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

Contractual Obligations

USL's primary contractual obligations are with USCF. In return for its services, USCF is entitled to a management fee calculated daily and paid monthly as a fixed percentage of USL's NAV, currently 0.60% of NAV on its average daily total net assets.

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

USCF pays the fees of the Marketing Agent and the fees of BBH&Co., as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USL's condensed financial statements and its SEC, NFA and CFTC reports. USCF and USL have also entered into a licensing agreement with the NYMEX pursuant to which USL and the Related Public Funds, other than BNO, USCI, CPER, USAG, USOU and USOD, pay a licensing fee to the NYMEX. USL also pays the fees and expenses associated with its tax accounting and reporting requirements.

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

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as USL's per share NAVs and trading levels to meet its investment objective will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of USL's existence. Either party may terminate these agreements earlier for certain reasons described in the agreements.

As of March 31, 2018, USL's portfolio consisted of 1,319 Crude Oil Futures CL Contracts traded on the NYMEX. As of March 31, 2018, USL did not hold any Oil Futures Contracts traded on the ICE Futures. For a list of USL's current holdings, please see USL's website at www.uscfinvestments.com.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk.

USL is exposed to commodity price risk. In particular, USL is exposed to crude oil price risk through its holdings of Oil Futures Contracts together with any other derivatives in which it may invest, which are discussed below. As a result, fluctuations in the value of the Oil Futures Contracts that USL holds in its portfolio, as described in “Contractual Obligations" under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" above, are expected to directly affect the value of USL's shares.

OTC Contract Risk

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

In evaluating the risks and contractual obligations associated with a particular swap transaction, it is important to consider that a swap transaction may be modified or terminated only by mutual consent of the original parties and subject to agreement on individually negotiated terms. Therefore, it may not be possible for USCF to modify, terminate or offset USL's obligations or its exposure to the risks associated with a transaction prior to its scheduled termination date.

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

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC swap pursuant to guidelines approved by USCF’s board of directors (the "Board"). Furthermore, USCF on behalf of USL only enters into OTC swaps with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF. USL will also require that the counterparty be highly rated and/or provide collateral or other credit support. Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

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

During the three month reporting period ended March 31, 2018, USL limited its OTC activities to EFRP transactions.

USL anticipates that the use of Other Oil-Related Investments together with its investments in Oil Futures Contracts will produce price and total return results that closely track the investment goals of USL. However, there can be no assurance of this. OTC swaps may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Oil Futures Contracts, which may impact USL's ability to successfully track the Benchmark Oil Futures Contracts.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in USL’s Annual Report on Form 10-K for the fiscal year ending December 31, 2017, filed on March 14, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	USL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USL redeemed 14 baskets (comprising 700,000 shares) during the first quarter of the year ended December 31, 2018. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2018:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
1/1/18 to 1/31/18	350,000	$21.99
2/1/18 to 2/28/18	100,000	$21.71
3/1/18 to 3/31/18	250,000	$21.88
Total	700,000

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

Date: May 10, 2018

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 10, 2018

