Form 10-Q
period 2019-06-30
United States 12 Month Oil Fund, LP
filed 2019-08-08
CIK 1405528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2019.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33859

United States 12 Month Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431897
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 2,500,000 outstanding shares as of August 5, 2019.

UNITED STATES 12 MONTH OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Financial Condition

At June 30, 2019 (Unaudited) and December 31, 2018

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents (at cost $46,866,995 and $42,728,472, respectively) (Notes 2 and 5)	$46,866,995	$42,728,472
Equity in trading accounts:
Cash and cash equivalents (at cost $10,366,163 and $24,000,253, respectively)	10,366,163	24,000,253
Unrealized gain (loss) on open commodity futures contracts	(2,642,094)	(15,772,193)
Dividends receivable	15,261	895
Interest receivable	1,652	1,164
Directors' fees and insurance receivable	2,586	—

Total assets	$54,610,563	$50,958,591

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$25,767	$27,633
Professional fees payable	74,484	127,321
Brokerage commissions payable	3,422	3,422
Directors' fees and insurance payable	—	371
License fees payable	492	1,214

Total liabilities	104,165	159,961

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	—	—
Limited Partners	54,506,398	50,798,630
Total Partners' Capital	54,506,398	50,798,630

Total liabilities and partners' capital	$54,610,563	$50,958,591

Limited Partners' shares outstanding	2,500,000	2,850,000
Net asset value per share	$21.80	$17.82
Market value per share	$21.65	$17.96

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2019

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL August 2019 contracts, expiring July 2019	$5,120,385	79	$(501,255)	(0.92)
NYMEX WTI Crude Oil Futures CL September 2019 contracts, expiring August 2019	5,114,453	79	(491,373)	(0.90)
NYMEX WTI Crude Oil Futures CL October 2019 contracts, expiring September 2019	5,177,845	80	(505,845)	(0.93)
NYMEX WTI Crude Oil Futures CL November 2019 contracts, expiring October 2019	5,675,658	79	(1,076,278)	(1.97)
NYMEX WTI Crude Oil Futures CL December 2019 contracts, expiring November 2019	5,022,586	79	(442,166)	(0.81)
NYMEX WTI Crude Oil Futures CL January 2020 contracts, expiring December 2019	4,251,462	79	307,628	0.56
NYMEX WTI Crude Oil Futures CL February 2020 contracts, expiring January 2020	4,186,622	79	349,558	0.64
NYMEX WTI Crude Oil Futures CL March 2020 contracts, expiring February 2020	4,469,019	79	43,461	0.08
NYMEX WTI Crude Oil Futures CL April 2020 contracts, expiring March 2020	4,606,528	79	(117,748)	(0.22)
NYMEX WTI Crude Oil Futures CL May 2020 contracts, expiring April 2020	4,812,230	79	(346,360)	(0.64)
NYMEX WTI Crude Oil Futures CL June 2020 contracts, expiring May 2020	4,642,416	79	(197,876)	(0.36)
NYMEX WTI Crude Oil Futures CL July 2020 contracts, expiring June 2020	4,087,050	79	336,160	0.62
Total Open Futures Contracts*	$57,166,254	949	$(2,642,094)	(4.85)

United States 12 Month Oil Fund, LP

Condensed Schedule of Investments (Unaudited)(Continued)

At June 30, 2019

	Principal Amount	Market Value	% of Partners' Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
2.47%, 7/05/2019	$1,000,000	$999,729	1.83
2.48%, 7/11/2019	2,000,000	1,998,638	3.67
2.47%, 7/18/2019	2,000,000	1,997,696	3.67
2.47%, 7/25/2019	2,000,000	1,996,747	3.66
2.48%, 8/01/2019	1,000,000	997,890	1.83
2.46%, 8/08/2019	2,000,000	1,994,870	3.66
2.47%, 8/15/2019	2,000,000	1,993,900	3.66
2.47%, 8/22/2019	2,000,000	1,992,966	3.66
2.48%, 8/29/2019	2,000,000	1,991,969	3.65
2.48%, 9/05/2019	2,000,000	1,991,017	3.65
2.48%, 9/12/2019	2,000,000	1,990,084	3.65
2.46%, 9/19/2019	1,000,000	994,600	1.82
2.41%, 9/26/2019	1,000,000	994,236	1.82
2.40%, 10/03/2019	2,000,000	1,987,597	3.65
2.41%, 10/10/2019	2,000,000	1,986,618	3.64
2.42%, 10/17/2019	2,000,000	1,985,660	3.64
2.40%, 10/24/2019	2,000,000	1,984,858	3.64
2.37%, 10/31/2019	2,000,000	1,984,140	3.64
2.40%, 11/07/2019	2,000,000	1,982,979	3.64
2.38%, 11/14/2019	1,000,000	991,103	1.82
2.37%, 11/21/2019	1,000,000	990,705	1.82
2.33%, 11/29/2019	1,000,000	990,332	1.82
2.20%, 12/05/2019	1,000,000	990,493	1.82
2.16%, 12/12/2019	1,000,000	990,251	1.82
2.15%, 12/19/2019	1,000,000	989,906	1.82
2.07%, 12/26/2019	1,000,000	989,889	1.82
Total Treasury Obligations		40,778,873	74.82

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	3,000,000	3,000,000	5.50
Goldman Sachs Financial Square Funds - Government Fund - Class FS	4,000,000	4,000,000	7.34
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	4,000,000	4,000,000	7.34
Total Money Market Funds		11,000,000	20.18
Total Cash Equivalents		$51,778,873	95.00

*	Collateral amounted to $10,366,163 on open futures contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2019 and 2018

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(492,221)	$5,789,281	$(1,925,589)	$10,264,256
Change in unrealized gain (loss) on open futures contracts	(1,464,219)	3,598,029	13,130,099	5,462,074
Dividend income	80,197	60,127	150,417	114,237
Interest income*	266,616	287,399	538,649	528,254
ETF transaction fees	2,450	1,050	3,150	3,500

Total income (loss)	(1,607,177)	9,735,886	11,896,726	16,372,321

Expenses
General Partner management fees (Note 3)	87,543	126,585	176,157	253,881
Professional fees	38,520	36,319	76,616	74,415
Brokerage commissions	1,985	2,645	3,857	3,219
Directors' fees and insurance	2,738	3,583	6,005	6,814
License fees	2,189	3,165	4,404	6,347

Total expenses	132,975	172,297	267,039	344,676

Net income (loss)	$(1,740,152)	$9,563,589	$11,629,687	$16,027,645
Net income (loss) per limited partnership share	$(0.72)	$2.72	$3.98	$4.32
Net income (loss) per weighted average limited partnership share	$(0.67)	$2.70	$4.27	$4.28
Weighted average limited partnership shares outstanding	2,610,440	3,541,758	2,725,691	3,746,133

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the six months ended June 30, 2019

	General Partner	Limited Partners	Total

Balances, at December 31, 2018	$—	$50,798,630	$50,798,630
Addition of 50,000 partnership shares	—	1,184,150	1,184,150
Redemption of 400,000 partnership shares	—	(9,106,069)	(9,106,069)
Net income (loss)	—	11,629,687	11,629,687

Balances, at June 30, 2019	$—	$54,506,398	$54,506,398

Net Asset Value Per Share:
At December 31, 2018			$17.82
At June 30, 2019			$21.80

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2019 and 2018

	Six months ended June 30, 2019	Six months ended June 30, 2018
Cash Flows from Operating Activities:
Net income (loss)	$11,629,687	$16,027,645
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	(13,130,099)	(5,462,074)
(Increase) decrease in dividends receivable	(14,366)	(3,842)
(Increase) decrease in interest receivable	(488)	403
(Increase) decrease in directors' fees and insurance receivable	(2,586)	(2,320)
Increase (decrease) in payable due to Broker	—	6,641,221
Increase (decrease) in General Partner management fees payable	(1,866)	(6,386)
Increase (decrease) in professional fees payable	(52,837)	(73,408)
Increase (decrease) in brokerage commissions payable	—	(2,500)
Increase (decrease) in directors' fees and insurance payable	(371)	(1,014)
Increase (decrease) in license fees payable	(722)	(447)
Net cash provided by (used in) operating activities	(1,573,648)	17,117,278

Cash Flows from Financing Activities:
Addition of partnership shares	1,184,150	—
Redemption of partnership shares	(9,106,069)	(21,338,077)
Net cash provided by (used in) financing activities	(7,921,919)	(21,338,077)

Net Increase (Decrease) in Cash and Cash Equivalents	(9,495,567)	(4,220,799)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	66,728,725	88,230,084
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$57,233,158	$84,009,285

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$46,866,995	$79,031,716
Equity in Trading Accounts:
Cash and Cash Equivalents	10,366,163	4,977,569
Total Cash, Cash Equivalents and Equity in Trading Accounts	$57,233,158	$84,009,285

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2019 (Unaudited)

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

United States Commodity Funds LLC (“USCF”), the general partner of USL, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USL accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of June 30, 2019, USL held 949 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures.

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

USCF is also the sponsor of the United States Commodity Index Funds Trust, a Delaware statutory trust, and each of its series, the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the USCF Crescent Crypto Index Fund (“XBET”) and the United States Agriculture Index Fund (“USAG”). USAG was liquidated in 2018. USCI and CPER listed their shares on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010 and “CPER” on November 15, 2011, respectively.

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the United States 3x Oil Fund (“USOU”) and the United States 3x Short Oil Fund (“USOD”), which commenced operations on July 20, 2017.

All funds listed previously, other than XBET, USAG, DNO and UHN, are referred to collectively herein as the “Related Public Funds.”

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

On December 4, 2007, USL initially registered 11,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On December 6, 2007, USL listed its shares on the AMEX under the ticker symbol “USL” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USL established its initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. USL also commenced investment operations on December 6, 2007, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of June 30, 2019, USL had registered a total of 111,000,000 shares.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed financial statements have been prepared in conformity with U.S. GAAP as detailed in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. USL is an investment company and follows the accounting and reporting guidance in FASB Topic 946.

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

In accordance with U.S. GAAP, USL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USL files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USL is not subject to income tax return examinations by major taxing authorities for years before 2015. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USL recording a tax liability that reduces net assets. However, USL's conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2019.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2019.

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

Ongoing Registration Fees and Other Offering Expenses

USL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2019 and 2018, USL did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

USL is responsible for paying its portion of the directors’ and officers’ liability insurance for USL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USL and the Related Public Funds. USL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2019 are estimated to be a total of $13,000 for USL and, in the aggregate for USL and the Related Public Funds, $543,500.

Licensing Fees

As discussed in Note 4 below, USL entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USL and the Related Public Funds, other than BNO, USCI, CPER, USOU and USOD, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2019 and 2018, USL incurred $4,404 and $6,347, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USL's audit expenses and tax accounting and reporting requirements are paid by USL. These costs are estimated to be $100,000 for the year ending December 31, 2019. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

	For the six months ended June 30, 2019	For the six months ended June 30, 2018
Total commissions accrued to brokers	$3,857	$3,219
Total commissions as annualized percentage of average total net assets	0.01%	0.01%
Commissions accrued as a result of rebalancing	$3,446	$2,439
Percentage of commissions accrued as a result of rebalancing	89.34%	75.77%
Commissions accrued as a result of creation and redemption activity	$411	$780
Percentage of commissions accrued as a result of creation and redemption activity	10.66%	24.23%

The increase in total commissions accrued to brokers for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was due primarily to a higher number of crude oil futures contracts being held and traded.

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

All of the futures contracts held by USL through June 30, 2019 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USL's cash in money market funds that seek to maintain a stable per share NAV. USL is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2019, USL held investments in money market funds in the amount of $11,000,000. As of December 31, 2018, USL did not hold any investments in money market funds. USL also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of June 30, 2019 and December 31, 2018, USL held cash deposits and investments in Treasuries in the amounts of $46,233,158 and $66,728,725, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should USL's custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the six months ended June 30, 2019 and 2018 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended June 30, 2019 (Unaudited)	For the six months ended June 30, 2018 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$17.82	$21.05
Total income (loss)	4.08	4.41
Total expenses	(0.10)	(0.09)
Net increase (decrease) in net asset value	3.98	4.32
Net asset value, end of period	$21.80	$25.37

Total Return	22.33%	20.52%

Ratios to Average Net Assets
Total income (loss)	20.09%	19.19%
Management fees*	0.60%	0.60%
Expenses excluding management fees*	0.31%	0.21%
Net income (loss)	19.64%	18.78%

*	Annualized.

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

The following table summarizes the valuation of USL’s securities at June 30, 2019 using the fair value hierarchy:

At June 30, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$51,778,873	$51,778,873	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(2,642,094)	(2,642,094)	—	—

During the six months ended June 30, 2019, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USL’s securities at December 31, 2018 using the fair value hierarchy:

At December 31, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$46,760,361	$46,760,361	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(15,772,193)	(15,772,193)	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2019	Fair Value At December 31, 2018
Futures - Commodity Contracts	Assets	$(2,642,094)	$(15,772,193)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended June 30, 2019		For the six months ended June 30, 2018
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(1,925,589)		$10,264,256

	Change in unrealized gain (loss) on open positions		$13,130,099		$5,462,074

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

USL has based the forward-looking statements included in this quarterly report on Form 10-Q on information available to it on the date of this quarterly report on Form 10-Q, and USL assumes no obligation to update any such forward-looking statements. Although USL undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that USL may make directly to them or through reports that USL files in the future with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

The accountability levels for the Benchmark Oil Futures Contracts and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contracts is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, ICE Futures maintains accountability levels, position limits and monitoring authority for its futures contracts for light, sweet crude oil. If USL and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USL could be ordered to reduce its net futures contracts back to the accountability level. As of June 30, 2019, USL held 949 futures contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures. For the six months ended June 30, 2019 USL did not exceed the accountability levels imposed by the NYMEX or ICE Futures, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and USL did not reduce the number of Oil Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USL will run up against such position limits because USL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during a one day each month. For the six months ended June 30, 2019, USL did not exceed position limits imposed by the NYMEX and ICE Futures.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) required the CFTC and the SEC to adopt their own margin rules to apply to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies. On December 16, 2015 the CFTC finalized its margin rules, which are substantially the same as the Final Margin Rules and have the same implementation timeline. The SEC adopted margin rules for security-based swap dealers and major security-based swap participants on June 21, 2019. The SEC’s margin rules are generally aligned with the Final Margin Rules and the CFTC’s margin rules, but they differ in a few key respects relating to timing for compliance and the manner in which initial margin must be segregated. USL does not currently engage in security-based swap transactions and, therefore, the SEC’s margin rules are not expected to apply to USL.

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

Price Movements

Crude oil futures prices were volatile during the six months ended June 30, 2019. The average price of the Benchmark Oil Futures Contracts started the period at $47.21 per barrel. The high of the period was on April 23, 2019 when the average price reached $64.69 per barrel. The average low of the period was the starting price for the period, which was $47.21 per barrel. The period ended with the average price of the Benchmark Oil Futures Contracts at $57.45 per barrel, an increase of approximately 21.69% over the period. USL’s per share NAV began the period at $17.82 and ended the period at $21.80 on June 30, 2019, an increase of approximately 22.33% over the period. USL’s per share NAV reached its high for the period on April 23, 2019 at $24.36 and its low for the period was at the beginning of the period when it was $17.82. The average Benchmark Oil Futures Contracts prices listed above began with the February 2019 to January 2020 contracts and ended with the August 2019 to July 2020 contracts. The increase of approximately 21.69% on the average price of the Benchmark Oil Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USL seeks to track, which are more fully described below in the section titled “Tracking USL's Benchmark.”

During the six months ended June 30, 2019, the crude oil futures market was in a state of contango, meaning that the price of the near month crude Oil Futures Contract was lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market is in backwardation, the price of the near month crude Oil Futures Contract is typically higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 11,000,000 shares, USL has registered one subsequent offering of its shares: 100,000,000 shares which were registered with the SEC on March 31, 2009. Shares offered by USL in the subsequent offerings were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. As of June 30, 2019, USL had issued 23,250,000 shares, 2,500,000 of which were outstanding. As of June 30, 2019, there were 87,750,000 shares registered but not yet issued.

More shares may have been issued by USL than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by USL cannot be resold by USL. As a result, USL contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of June 30, 2019, USL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, and Virtu Financial BD LLC.

For the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

	For the six months ended June 30, 2019	For the six months ended June 30, 2018
Average daily total net assets	$59,205,666	$85,328,246
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$689,066	$642,491
Annualized yield based on average daily total net assets	2.35%	1.52%
Management fee	$176,157	$253,881
Total fees and other expenses excluding management fees	$90,882	$90,795
Total commissions accrued to brokers	$3,857	$3,219
Total commissions as annualized percentage of average total net assets	0.01%	0.01%
Commissions accrued as a result of rebalancing	$3,446	$2,439
Percentage of commissions accrued as a result of rebalancing	89.34%	75.77%
Commissions accrued as a result of creation and redemption activity	$411	$780
Percentage of commissions accrued as a result of creation and redemption activity	10.66%	24.23%

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

Average interest rates earned on short-term investments held by USL, including cash, cash equivalents and Treasuries, were higher during the six months ended June 30, 2019, compared to the six months ended June 30, 2018. As a result, the amount of income earned by USL as a percentage of average daily total net assets was higher during the six months ended June 30, 2019, compared to the six months ended June 30, 2018.

The change in total fees and other expenses excluding management fees for the six months ended June 30, 2019, compared to the six months ended June 30, 2018 was negligible.

The increase in total commissions accrued to brokers for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was due primarily to a higher number of Oil Futures Contracts being held and traded.

For the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

	For the three months ended June 30, 2019	For the three months ended June 30, 2018
Average daily total net assets	$58,522,315	$84,621,388
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$346,813	$347,526
Annualized yield based on average daily total net assets	2.38%	1.65%
Management fee	$87,543	$126,585
Total fees and other expenses excluding management fees	$45,432	$45,712
Total commissions accrued to brokers	$1,985	$2,645
Total commissions as annualized percentage of average total net assets	0.01%	0.01%
Commissions accrued as a result of rebalancing	$1,623	$2,405
Percentage of commissions accrued as a result of rebalancing	81.76%	90.93%
Commissions accrued as a result of creation and redemption activity	$362	$240
Percentage of commissions accrued as a result of creation and redemption activity	18.24%	9.07%

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

Average interest rates earned on short-term investments held by USL, including cash, cash equivalents and Treasuries, were higher during the three months ended June 30, 2019, compared to the three months ended June 30, 2018. As a result, the amount of income earned by USL as a percentage of average daily total net assets was higher during the three months ended June 30, 2019, compared to the three months ended June 30, 2018.

The change in total fees and other expenses excluding management fees for the three months ended June 30, 2019, compared to the three months ended June 30, 2018 was negligible.

The decrease in total commissions accrued to brokers for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, was due primarily to a lower number of futures contracts being held and traded.

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

For the 30-valuation days ended June 30, 2019, the simple average daily change in the Benchmark Oil Futures Contracts was (0.235)%, while the simple average daily change in the per share NAV of USL over the same time period was (0.229)%. The average daily difference was 0.006% (or 0.6 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contracts, the average error in daily tracking by the per share NAV was (2.224)%, meaning that over this time period USL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. A significant portion of the level of USL's relative tracking error as a percentage of the benchmark was due to periods of flat price returns.

Since the commencement of the offering of USL’s shares to the public on December 6, 2007 to June 30, 2019, the simple average daily change in the Benchmark Oil Futures Contracts was (0.008)%, while the simple average daily change in the per share NAV of USL over the same time period was (0.009)%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contracts, the average error in daily tracking by the per share NAV was (0.578)%, meaning that over this time period USL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in USL’s NAV and the changes in the Benchmark Oil Futures Contracts. The first graph exhibits the daily changes in the last 30 valuation days ended June 30, 2019. The second graph measures monthly changes since June 30, 2014 through June 30, 2019.

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

For the six months ended June 30, 2019, the actual total return of USL as measured by changes in its per share NAV was 22.33%. This is based on an initial per share NAV of $17.82 as of December 31, 2018 and an ending per share NAV as of June 30, 2019 of $21.80. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $21.64 as of June 30, 2019, for a total return over the relevant time period of 21.44%. The difference between the actual per share NAV total return of USL of 22.33% and the expected total return based on the Benchmark Oil Futures Contracts of 21.44% was an error over the time period of 0.89%, which is to say that USL’s actual total return outperformed its benchmark by that percentage. USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USL to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contracts.

By comparison, for the six months ended June 30, 2018, the actual total return of USL as measured by changes in its per share NAV was 20.52%. This was based on an initial per share NAV of $21.05 as of December 31, 2017 and an ending per share NAV as of June 30, 2018 of $25.37. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $25.28 as of June 30, 2018, for a total return over the relevant time period of 20.10%. The difference between the actual per share NAV total return of USL of 20.52% and the expected total return based on the Benchmark Oil Futures Contracts of 20.10% was an error over the time period of 0.42%, which is to say that USL’s actual total return outperformed its benchmark by that percentage. USL incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USL to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contracts.

There are currently three factors that have impacted or are most likely to impact USL's ability to accurately track its Benchmark Oil Futures Contracts.

First, USL may buy or sell its holdings in the then current Benchmark Oil Futures Contracts at a price other than the closing settlement price of that contract on the day during which USL executes the trade. In that case, USL may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contracts, which could cause the changes in the daily per share NAV of USL to either be too high or too low relative to the daily changes in the average price of the Benchmark Oil Futures Contracts. During the six months ended June 30, 2019, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USL's attempt to track the Benchmark Oil Futures Contracts.

Second, USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USL to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contracts. At the same time, USL earns dividend and interest income on its cash, cash equivalents and Treasuries. USL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2019. Interest payments, and any other income, were retained within the portfolio and added to USL's NAV. When this income exceeds the level of USL's expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USL will realize a net yield that will tend to cause daily changes in the per share NAV of USL to track slightly higher than daily changes in the average of the prices of the Benchmark Oil Futures Contracts. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contracts. USCF anticipates that interest rates may stagnate over the near future from historical lows. It is anticipated that fees and expenses paid by USL may continue to be lower than interest earned by USL. As such, USCF anticipates that USL could possibly outperform its benchmark so long as interest earned at least equals or exceeds the fees and expenses paid by USL.

Third, USL may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contracts' total return movements. In that case, the error in tracking the Benchmark Oil Futures Contracts could result in daily changes in the per share NAV of USL that are either too high, or too low, relative to the daily changes in the average price of the Benchmark Oil Futures Contracts. During the six months ended June 30, 2019, USL did not hold any Other Oil-Related Investments. If USL increases in size, and due to its obligations to comply with regulatory limits, USL may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place somewhat less often than contango since oil futures trading started in 1982. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. A combination of improved transportation and storage capacity, along with growing demand for crude oil globally, moderated the inventory build-up and led to reduced levels of contango by 2011. However, at the end of November 2014, global crude oil inventories grew rapidly after the Organization of Petroleum Exporting Countries (“OPEC”) voted to defend its market share against U.S. shale-oil producers, resulting in another period during which the crude oil market remained primarily in contango. This period of contango continued through December 31, 2017. Declining global crude oil inventories caused the market to flip into backwardation at the beginning of 2018 through late October 2018, at which point ongoing supply growth in the U.S., combined with increased OPEC production, once again led market participants to fear another global glut of crude oil. The crude oil market remained in contango through June 30, 2019.

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

Crude Oil Market. During the six months ended June 30, 2019, crude oil prices traded in a range between $45.41 to $66.30. Crude oil rose over 28.76% from the end of 2018 through June 30, 2019 finishing the quarter at $58.47. As of the end of the second quarter of 2019, U.S. crude storage was 12% higher than a year ago, and 7% higher than the five-year average level. Storage levels are approximately 13% below the all-time high set in 2017. OPEC nations agreed in November 2018 to reduce daily supply by 1.2 million barrels per day and were expected to maintain those cuts at the cartel’s semi-annual meeting in early July. The group has been aggressive about meeting target cuts. Despite OPEC’s cuts, continued growth in US shale, falling demand, slowing in China GDP growth, and impact from trade wars caused crude prices to moderate this quarter. While crude oil prices have exhibited a dramatic reversal since the end of 2018, prices have not yet returned to the recent high of $76.41 set on October 3, 2018. If global demand and demand growth stops falling, then prices may stabilize in the second half of 2019. Meanwhile, geopolitical risks have increased, particularly in respect to Iran and its threats to disrupt energy shipping in the Strait of Hormuz.

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

For the ten-year time period between June 30, 2009 and June 30, 2019, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis exhibited strong correlation with unleaded gasoline and diesel-heating oil, moderate correlation with the movements of large cap U.S. equities and global equities, little correlation with natural gas, and moderate negative correlation with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
June 30, 2009 – June 30, 2019*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.399)	0.960	0.431	0.403	0.119	0.465
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.368)	(0.272)	(0.336)	(0.046)	(0.393)
Global Equities (FTSE World Index)			1.000	0.449	0.434	0.119	0.494
Unleaded Gasoline				1.000	0.665	0.038	0.643
Diesel-Heating Oil					1.000	0.099	0.779
Natural Gas						1.000	0.073
Crude Oil							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended June 30, 2019, movements of crude oil displayed strong correlation with unleaded gasoline, diesel-heating oil, large cap U.S. equities and global equities, and moderate negative correlation with U.S. government bonds and natural gas.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
12 Months ended June 30, 2019*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.414)	0.985	0.578	0.590	0.332	0.630
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.394)	(0.229)	(0.537)	(0.255)	(0.381)
Global Equities (FTSE World Index)			1.000	0.584	0.592	0.245	0.642
Unleaded Gasoline				1.000	0.709	(0.285)	0.762
Diesel-Heating Oil					1.000	(0.252)	0.916
Natural Gas						1.000	(0.270)
Crude Oil							1.000

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

USL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USL has allocated substantially all of its net assets to trading in Oil Interests. USL invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USL's NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USL's account at its custodian bank and in Treasuries at the FCM. Income received from USL's investments in money market funds and Treasuries is paid to USL. During the six months ended June 30, 2019, USL's expenses did not exceed the income USL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2019, USL did not use other assets to pay expenses. To the extent expenses exceed income, USL's NAV will be negatively impacted.

USL's investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USL from promptly liquidating its positions in Oil Futures Contracts. During the six months ended June 30, 2019, USL did not purchase or liquidate any of its positions while daily limits were in effect; however, USL cannot predict whether such an event may occur in the future.

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

As of June 30, 2019, USL held cash deposits and investments in Treasuries and money market funds in the amount of $57,233,158 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USL's custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2019, USL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USL. While USL's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USL's financial position.

European Sovereign Debt

USL had no direct exposure to European sovereign debt as of June 30, 2019 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of June 30, 2019, USL's portfolio consisted of 949 Crude Oil Futures CL Contracts traded on the NYMEX. As of June 30, 2019, USL did not hold any Oil Futures Contracts traded on the ICE Futures. For a list of USL's current holdings, please see USL's website at www.uscfinvestments.com.

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

During the six month reporting period ended June 30, 2019, USL limited its OTC activities to EFRP transactions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	USL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USL redeemed 6 baskets (comprising 300,000 shares) during the second quarter of the year ending December 31, 2019. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2019:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
4/1/19 to 4/30/19	150,000	$23.67
5/1/19 to 5/31/19	100,000	$22.99
6/1/19 to 6/30/19	50,000	$20.38
Total	300,000

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

Date: August 8, 2019

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 8, 2019

