Form 10-Q
period 2020-03-31
United States 12 Month Oil Fund, LP
filed 2020-05-08
CIK 1405528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2020.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33859

United States 12 Month Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431897
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 23,750,000 outstanding shares as of May 6, 2020.

UNITED STATES 12 MONTH OIL FUND, LP

Table of Contents

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Oil Fund, LP
Condensed Statements of Financial Condition
At March 31, 2020 (Unaudited) and December 31, 2019

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents (at cost $35,029,959 and $45,166,882, respectively) (Notes 2 and 5)	$35,029,959	$45,166,882
Equity in trading accounts:
Cash and cash equivalents (at cost $33,231,357 and $6,440,093, respectively)	33,231,357	6,440,093
Unrealized gain (loss) on open commodity futures contracts	(20,758,656)	3,602,591
Receivable for shares sold	6,079,630	—
Dividends receivable	3,379	12,950
Interest receivable	744	6,320
Prepaid insurance	5,921	1,441
ETF transaction fees receivable	350	—

Total assets	$53,592,684	$55,230,277

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$20,197	$28,094
Professional fees payable	65,771	119,417
Brokerage commissions payable	4,502	3,422
Directors' fees payable	1,480	1,953
License fees payable	—	352

Total liabilities	91,950	153,238

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	—	—
Limited Partners	53,500,734	55,077,039
Total Partners' Capital	53,500,734	55,077,039

Total liabilities and partners' capital	$53,592,684	$55,230,277

Limited Partners' shares outstanding	4,400,000	2,400,000
Net asset value per share	$12.16	$22.95
Market value per share	$12.27	$22.99

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP Condensed Schedule of Investments (Unaudited) At March 31, 2020

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL May 2020 contracts, expiring April 2020	$6,302,918	144	$(3,353,798)	(6.27)
NYMEX WTI Crude Oil Futures CL June 2020 contracts, expiring May 2020	6,270,789	144	(2,741,349)	(5.12)
NYMEX WTI Crude Oil Futures CL July 2020 contracts, expiring June 2020	5,867,637	144	(1,880,277)	(3.52)
NYMEX WTI Crude Oil Futures CL August 2020 contracts, expiring July 2020	6,246,384	144	(1,956,624)	(3.66)
NYMEX WTI Crude Oil Futures CL September 2020 contracts, expiring August 2020	6,065,947	144	(1,584,667)	(2.96)
NYMEX WTI Crude Oil Futures CL October 2020 contracts, expiring September 2020	6,166,157	144	(1,546,637)	(2.89)
NYMEX WTI Crude Oil Futures CL November 2020 contracts, expiring October 2020	6,049,599	144	(1,310,559)	(2.45)
NYMEX WTI Crude Oil Futures CL December 2020 contracts, expiring November 2020	6,231,847	144	(1,396,327)	(2.61)
NYMEX WTI Crude Oil Futures CL January 2021 contracts, expiring December 2020	6,411,286	144	(1,493,686)	(2.79)
NYMEX WTI Crude Oil Futures CL February 2021 contracts, expiring January 2021	6,646,054	144	(1,657,894)	(3.10)
NYMEX WTI Crude Oil Futures CL March 2021 contracts, expiring February 2021	6,225,658	144	(1,171,258)	(2.19)
NYMEX WTI Crude Oil Futures CL April 2021 contracts, expiring March 2021	5,780,460	144	(665,580)	(1.24)
Total Open Futures Contracts*	$74,264,736	1,728	$(20,758,656)	(38.80)

United States 12 Month Oil Fund, LP Condensed Schedule of Investments (Unaudited)(Continued) At March 31, 2020

	Principal Amount	Market Value	% of Partners' Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.70%, 4/02/2020	$2,000,000	$1,999,906	3.74
1.64%, 4/09/2020	2,000,000	1,999,275	3.74
1.60%, 4/16/2020	2,000,000	1,998,675	3.74
1.60%, 4/23/2020	2,000,000	1,998,057	3.74
1.59%, 4/30/2020	2,000,000	1,997,462	3.73
1.54%, 5/07/2020	2,000,000	1,996,950	3.73
1.55%, 5/14/2020	1,000,000	998,160	1.87
1.55%, 5/21/2020	1,000,000	997,868	1.87
1.58%, 5/28/2020	1,000,000	997,514	1.86
1.53%, 6/04/2020	1,000,000	997,298	1.86
1.53%, 6/11/2020	1,000,000	996,997	1.86
1.54%, 6/18/2020	1,000,000	996,685	1.86
1.57%, 6/25/2020	1,000,000	996,317	1.86
1.54%, 7/02/2020	1,000,000	996,103	1.86
1.51%, 7/09/2020	1,000,000	995,868	1.86
1.54%, 7/16/2020	1,000,000	995,495	1.86
1.53%, 7/23/2020	1,000,000	995,245	1.86
1.53%, 7/30/2020	1,000,000	994,933	1.86
1.53%, 8/06/2020	1,000,000	994,638	1.86
1.52%, 8/13/2020	1,000,000	994,391	1.86
1.52%, 8/20/2020	1,000,000	994,086	1.86
1.42%, 8/27/2020	2,000,000	1,988,407	3.72
0.67%, 9/03/2020	1,000,000	997,115	1.86
Total Cash Equivalents		$29,917,445	55.92

*	Collateral amounted to $33,231,357 on open futures contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2020 and 2019

	Three months ended March 31, 2020	Three months ended March 31, 2019
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(837,283)	$(1,433,368)
Change in unrealized gain (loss) on open futures contracts	(24,361,247)	14,594,318
Realized gain (loss) on short-term investments	1,240	—
Dividend income	30,245	70,220
Interest income*	146,528	272,033
ETF transaction fees	5,950	700

Total income (loss)	(25,014,567)	13,503,903

Expenses
General Partner management fees (Note 3)	68,271	88,614
Professional fees	27,145	38,096
Brokerage commissions	5,146	1,872
Directors' fees and insurance	3,122	3,267
License fees	1,707	2,215

Total expenses	105,391	134,064

Net income (loss)	$(25,119,958)	$13,369,839
Net income (loss) per limited partnership share	$(10.79)	$4.70
Net income (loss) per weighted average limited partnership share	$(10.03)	$4.70
Weighted average limited partnership shares outstanding	2,503,846	2,842,222

*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Statement of Changes in Partners' Capital (Unaudited)
For the three months ended March 31, 2020

	General Partner	Limited Partners	Total

Balances, at December 31, 2019	$—	$55,077,039	$55,077,039
Addition of 2,150,000 partnership shares	—	26,939,982	26,939,982
Redemption of 150,000 partnership shares	—	(3,396,329)	(3,396,329)
Net income (loss)	—	(25,119,958)	(25,119,958)

Balances, at March 31, 2020	$—	$53,500,734	$53,500,734

Net Asset Value Per Share:
At December 31, 2019			$22.95
At March 31, 2020			$12.16

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2020 and 2019

	Three months ended March 31, 2020	Three months ended March 31, 2019
Cash Flows from Operating Activities:
Net income (loss)	$(25,119,958)	$13,369,839
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	24,361,247	(14,594,318)
(Increase) decrease in dividends receivable	9,571	(31,772)
(Increase) decrease in interest receivable	5,576	(744)
(Increase) decrease in prepaid insurance	(4,480)	1,433
(Increase) decrease in ETF transaction fees receivable	(350)	—
Increase (decrease) in General Partner management fees payable	(7,897)	(1,042)
Increase (decrease) in professional fees payable	(53,646)	(45,275)
Increase (decrease) in brokerage commissions payable	1,080	—
Increase (decrease) in directors' fees payable	(473)	(57)
Increase (decrease) in insurance payable	—	6
Increase (decrease) in license fees payable	(352)	(701)
Net cash provided by (used in) operating activities	(809,682)	(1,302,631)

Cash Flows from Financing Activities:
Addition of partnership shares	20,860,352	—
Redemption of partnership shares	(3,396,329)	(2,237,484)
Net cash provided by (used in) financing activities	17,464,023	(2,237,484)

Net Increase (Decrease) in Cash and Cash Equivalents	16,654,341	(3,540,115)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	51,606,975	66,728,725
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$68,261,316	$63,188,610

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$35,029,959	$53,096,379
Equity in Trading Accounts:
Cash and Cash Equivalents	33,231,357	10,092,231
Total Cash, Cash Equivalents and Equity in Trading Accounts	$68,261,316	$63,188,610

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2020 (Unaudited)

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

United States Commodity Funds LLC (“USCF”), the general partner of USL, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USL accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of March 31, 2020, USL held 1,728 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures.

USL commenced investment operations on December 6, 2007 and has a fiscal year ending on December 31. USCF is responsible for the management of USL. USCF is a member of the National Futures Association (the “NFA”) and became registered as a commodity pool operator with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013.

USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”) and the United States Gasoline Fund, LP (“UGA”), which listed their limited partnership shares on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007 and “UGA” on February 26, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s and UGA’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF previously served as the general partner for the United States Short Oil Fund, LP (“DNO”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), both of which were liquidated in 2018.

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

In addition, USCF was the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the United States 3x Oil Fund (“USOU”) and the United States 3x Short Oil Fund (“USOD”), which listed their shares on the NYSE Arca on July 20, 2017 under the ticker symbols “USOU” and “USOD”, respectively. Each of USOU and USOD liquidated all of its assets and distributed cash pro rata to all remaining shareholders in December 2019.

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

On December 4, 2007, USL initially registered 11,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On December 6, 2007, USL listed its shares on the AMEX under the ticker symbol “USL” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USL established its initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. USL also commenced investment operations on December 6, 2007, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of March 31, 2020, USL had registered a total of 111,000,000 shares.

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

In accordance with U.S. GAAP, USL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USL files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USL is not subject to income tax return examinations by major taxing authorities for years before 2016. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USL recording a tax liability that reduces net assets. However, USL's conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2020.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2020.

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

Ongoing Registration Fees and Other Offering Expenses

USL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2020 and 2019, USL did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

USL is responsible for paying its portion of the directors’ and officers’ liability insurance for USL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USL and the Related Public Funds. USL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2020 are estimated to be a total of $12,000 for USL and, in the aggregate for USL and the Related Public Funds, $574,000.

Licensing Fees

As discussed in Note 4 below, USL entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USL and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2020 and 2019, USL incurred $1,707 and $2,215, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USL's audit expenses and tax accounting and reporting requirements are paid by USL. These costs are estimated to be $124,000 for the year ending December 31, 2020. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

Custody, Transfer Agency and Fund Administration and Accounting Services Agreements

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USL and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of the Related Public Funds’ combined net assets, (b) 0.0465% for the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once the Related Public Funds’ combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays BBH&Co. transaction fees ranging from $7 to $15 per transaction. The custody and transfer agency services rendered by BBH&Co. to USL and each of the Related Public Funds terminated on March 31, 2020 and fund accounting and fund administration services rendered by BBH&Co. to USL and each of the Related Public Funds will terminate on May 31, 2020 to allow for certain reporting and other services to continue in connection with the transition to The Bank of New York Mellon.

USCF has engaged The Bank of New York Mellon, a New York corporation authorized to do a banking business (“BNY Mellon”), to provide USL and each of the Related Public Funds with certain custodial, administrative and accounting, and transfer agency services, pursuant to the following agreements with BNY Mellon dated as of March 20, 2020 (together, the “BNY Mellon Agreements”), which were effective as of April 1, 2020: (i) a Custody Agreement; (ii) a Fund Administration and Accounting Agreement; and (iii) a Transfer Agency and Service Agreement.

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

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Total commissions accrued to brokers	$5,146	$1,872
Total commissions as annualized percentage of average total net assets	0.05%	0.01%
Commissions accrued as a result of rebalancing	$2,701	$1,823
Percentage of commissions accrued as a result of rebalancing	52.49%	97.38%
Commissions accrued as a result of creation and redemption activity	$2,445	$49
Percentage of commissions accrued as a result of creation and redemption activity	47.51%	2.62%

The increase in total commissions accrued to brokers for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was due primarily to a higher number of crude oil futures contracts being held and traded.

NYMEX Licensing Agreement

USL and the NYMEX entered into a licensing agreement on April 10, 2006, as amended on October 20, 2011, whereby USL was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, USL and the Related Public Funds, other than BNO, USCI and CPER, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3. USL expressly disclaims any association with the NYMEX or endorsement of USL by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

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

All of the futures contracts held by USL through March 31, 2020 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USL's cash in money market funds that seek to maintain a stable per share NAV. USL is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2020, USL did not hold any investments in money market funds. As of December 31, 2019, USL held investments in money market funds in the amount of $13,000,000. USL also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2020 and December 31, 2019, USL held cash deposits and investments in Treasuries in the amounts of $68,261,316 and $38,606,975, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should USL's custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2020 and 2019 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2020 (Unaudited)	For the three months ended March 31, 2019 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$22.95	$17.82
Total income (loss)	(10.75)	4.75
Total expenses	(0.04)	(0.05)
Net increase (decrease) in net asset value	(10.79)	4.70
Net asset value, end of period	$12.16	$22.52

Total Return	(47.02)%	26.37%

Ratios to Average Net Assets
Total income (loss)	(54.66)%	22.55%
Management fees*	0.60%	0.60%
Expenses excluding management fees*	0.33%	0.31%
Net income (loss)	(54.89)%	22.32%

*	Annualized.

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

The following table summarizes the valuation of USL’s securities at March 31, 2020 using the fair value hierarchy:

At March 31, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$29,917,445	$29,917,445	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(20,758,656)	(20,758,656)	—	—

The following table summarizes the valuation of USL’s securities at December 31, 2019 using the fair value hierarchy:

At December 31, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$50,852,898	$50,852,898	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	3,602,591	3,602,591	—	—

Effective January 1, 2009, USL adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2020	Fair Value At December 31, 2019
Futures - Commodity Contracts	Assets	$(20,758,656)	$3,602,591

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2020		For the three months ended March 31, 2019
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(837,283)		$(1,433,368)

	Change in unrealized gain (loss) on open positions		$(24,361,247)		$14,594,318

NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 9 — SUBSEQUENT EVENTS

USL has performed an evaluation of subsequent events through the date the condensed financial statements were issues. This evaluation resulted in the following disclosures.

USCF received letters from the CME on behalf of the NYMEX Market Regulation Department on April 16, 2020 (the “April 16 CME Letter”) and on April 23, 2020 (the “April 23 CME Letter”, and together with the April 16 CME Letter, the “CME Letters”). The CME Letters ordered USCF, USL and the Related Public Funds not to exceed accountability levels in specified light, sweet crude oil futures contracts and not to assume any positions in the specified light, sweet crude oil futures contract in excess of the exchange established position limits.  The current accountability levels and position limits are set forth in the April 23 CME Letter which superseded the April 16 CME Letter.  The April 23 CME Letter ordered USCF, USL and the Related Public Funds not to exceed accountability levels in excess of 10,000 futures contracts in the light, sweet crude oil futures contract for June 2020 and not to assume a position in the light, sweet crude oil futures contract for June 2020 in excess of 15,000 long futures contracts, for July 2020 in 78,000 long futures contracts, for August 2020 in 50,000 long futures contracts, for September 2020 in 35,000 long futures contracts. The foregoing accountability levels and position limits are subject to change.  Due to evolving market conditions, a change in regulator accountability levels and position limits imposed on USL with respect to  its investment in Oil Futures Contracts as discussed in the CME Letters, additional or different risk mitigation measures taken by USL’s FCM with respect to USL acquiring additional Oil Futures contracts, USL intends to invest in other permitted investments, beyond the Benchmark Oil Futures Contract.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and has now been detected globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Subsequently, COVID-19 has resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, supply chain disruptions, and lower consumer demand, as well as general concern and uncertainty. The ongoing spread of COVID-19 has had, and is expected to continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment are increasingly impacted by the outbreak and government and other measures seeking to contain its spread. The impact of COVID-19, and other infectious illness outbreaks that may arise in the future, could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to the COVID-19 outbreak, including significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by the USL. Public health crises caused by the COVID-19 outbreak may exacerbate other pre-existing political, social and economic risks in certain countries or globally. The duration of the COVID-19 outbreak and its ultimate impact on USL and, on the global economy, cannot be determined with certainty. The COVID-19 pandemic and its effects may last for an extended period of time, and could result in significant and continued market volatility, exchange trading suspensions and closures, declines in global financial markets, higher default rates, and a substantial economic downturn or recession. The foregoing could impair USL's ability to maintain operational standards (such as with respect to satisfying redemption requests), disrupt the operations of USL's service providers, adversely affect the value and liquidity of USL's investments, and negatively impact USL's performance and your investment in USL. The extent to which COVID-19 will affect USL and USL's service providers and portfolio investments will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19. Given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the valuation and performance of USL's investments could be impacted adversely.

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

The accountability levels for the Benchmark Oil Futures Contracts and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contracts is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, ICE Futures maintains accountability levels, position limits and monitoring authority for its futures contracts for light, sweet crude oil. If USL and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USL could be ordered to reduce its net futures contracts back to the accountability level. As of March 31, 2020, USL held 1,728 futures contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures. For the three months ended March 31, 2020 USL did not exceed the accountability levels imposed by the NYMEX or ICE Futures, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and USL did not reduce the number of Oil Futures Contracts held as a result. On April 16, 2020, USCF received a letter from the CME Group, Inc. (the “CME Letter”) noting that USL and the Related Public Funds could not exceed accountability levels in the light, sweet crude oil futures contracts for June in excess of 10,000 futures contracts. None of USL or the Related Public Funds were required to reduce their positions as a result of the order and maintain positions below this accountability level as required by the CME Letter.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USL will run up against such position limits because USL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during a one day each month. For the three months ended March 31, 2020, USL did not exceed any position limits imposed by the NYMEX and ICE Futures. The CME Letter received by USCF also noted that USL and the Related Public Funds could not assume a position in light, sweet crude oil futures contracts for June in excess of the established position limit of 150,000 futures contracts None of USL or the Related Public Funds were required to reduce their positions as a result of the order and maintained positions that were below this position limit as required by the CME Letter.

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

The CFTC has proposed to adopt limits on speculative positions in 25 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets, which rules were recently re-proposed in January 2020 (the “Position Limit Rules”). The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the size of speculative positions that a person may hold in the spot month, other individual months, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as certain non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times. At this time, it is unclear how the Position Limit Rules may affect USL, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of USL to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of USL.

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

Price Movements

Crude oil futures prices were volatile during the three months ended March 31, 2020. The average price of the Benchmark Oil Futures Contracts started the period at $58.60 per barrel. The high of the period was on January 6, 2020 when the average price reached $60.66 per barrel. The average low price of the period was on March 18, 2020 when the average price dropped to $26.48 per barrel. The period ended with the average price of the Benchmark Oil Futures Contracts at $30.96 per barrel, a decrease of approximately (47.17)% over the period. USL’s per share NAV began the period at $22.95 and ended the period at $12.16 on March 31, 2020, a decrease of approximately (47.02)% over the period. USL’s per share NAV reached its high for the period on January 6, 2020 at $23.76 and reached its low for the period on March 18, 2020 at $10.40. The average Benchmark Oil Futures Contracts prices listed above began with the February 2020 to December 2020 contracts and ended with the May 2020 to April 2021 contracts. The decrease of approximately (47.17)% on the average price of the Benchmark Oil Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USL seeks to track, which are more fully described below in the section titled “Tracking USL's Benchmark.”

During the three months ended March 31, 2020, the crude oil futures market was in states of both contango and backwardation. During periods of contango the price of the near month crude Oil Futures Contract is lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. During periods of backwardation, the price of the near month crude Oil Futures Contract is higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 11,000,000 shares, USL has registered two subsequent offering of its shares: 100,000,000 shares which were registered with the SEC on March 31, 2009 and 100,000,000 shares which were registered with the SEC on April 24, 2020. Shares offered by USL in the subsequent offerings were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. As of March 31, 2020, USL had issued 25,450,000 shares, 4,400,000 of which were outstanding. As of March 31, 2020, there were 85,550,000 shares registered but not yet issued.

More shares may have been issued by USL than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by USL cannot be resold by USL. As a result, USL contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2020, USL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, and Virtu Financial BD LLC.

For the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Average daily total net assets	$45,764,254	$59,896,609
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$176,773	$342,253
Annualized yield based on average daily total net assets	1.55%	2.32%
Management fee	$68,271	$88,614
Total fees and other expenses excluding management fees	$37,120	$45,450
Total commissions accrued to brokers	$5,146	$1,872
Total commissions as annualized percentage of average total net assets	0.05%	0.01%
Commissions accrued as a result of rebalancing	$2,701	$1,823
Percentage of commissions accrued as a result of rebalancing	52.49%	97.38%
Commissions accrued as a result of creation and redemption activity	$2,445	$49
Percentage of commissions accrued as a result of creation and redemption activity	47.51%	2.62%

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

Average interest rates earned on short-term investments held by USL, including cash, cash equivalents and Treasuries, were lower during the three months ended March 31, 2020, compared to the three months ended March 31, 2019. As a result, the amount of income earned by USL as a percentage of average daily total net assets was lower during the three months ended March 31, 2020, compared to the three months ended March 31, 2019.

The decrease in total fees and other expenses excluding management fees for the three months ended March 31, 2020, compared to the three months ended March 31, 2019 was due primarily to USL’s smaller size as measured by total net assets.

The increase in total commissions accrued to brokers for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was due primarily to a higher number of Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended March 31, 2020, the simple average daily change in the Benchmark Oil Futures Contracts was (1.567)%, while the simple average daily change in the per share NAV of USL over the same time period was (1.564)%. The average daily difference was 0.003% (or 0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contracts, the average error in daily tracking by the per share NAV was 0.074%, meaning that over this time period USL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. A significant portion of the level of USL's relative tracking error as a percentage of the benchmark was due to periods of flat price returns.

Since the commencement of the offering of USL’s shares to the public on December 6, 2007 to March 31, 2020, the simple average daily change in the Benchmark Oil Futures Contracts was (0.023)%, while the simple average daily change in the per share NAV of USL over the same time period was (0.024)%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contracts, the average error in daily tracking by the per share NAV was (0.538)%, meaning that over this time period USL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in USL’s NAV and the changes in the Benchmark Oil Futures Contracts. The first graph exhibits the daily changes in the last 30 valuation days ended March 31, 2020. The second graph measures monthly changes since March 31, 2015 through March 31, 2020.

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

For the three months ended March 31, 2020, the actual total return of USL as measured by changes in its per share NAV was (47.02)%. This is based on an initial per share NAV of $22.95 as of December 31, 2019 and an ending per share NAV as of March 31, 2020 of $12.16. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $12.14 as of March 31, 2020, for a total return over the relevant time period of (47.10)%. The difference between the actual per share NAV total return of USL of (47.02)% and the expected total return based on the Benchmark Oil Futures Contracts of (47.10)% was an error over the time period of 0.08%, which is to say that USL’s actual total return outperformed its benchmark by that percentage. USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USL to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contracts.

By comparison, for the three months ended March 31, 2019, the actual total return of USL as measured by changes in its per share NAV was 26.37%. This was based on an initial per share NAV of $17.82 as of December 31, 2018 and an ending per share NAV as of March 31, 2019 of $22.52. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $22.44 as of March 31, 2019, for a total return over the relevant time period of 25.93%. The difference between the actual per share NAV total return of USL of 26.37% and the expected total return based on the Benchmark Oil Futures Contracts of 25.93% was an error over the time period of 0.44%, which is to say that USL’s actual total return outperformed its benchmark by that percentage. USL incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USL to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contracts.

There are currently three factors that have impacted or are most likely to impact USL's ability to accurately track its Benchmark Oil Futures Contracts.

First, USL may buy or sell its holdings in the then current Benchmark Oil Futures Contracts at a price other than the closing settlement price of that contract on the day during which USL executes the trade. In that case, USL may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contracts, which could cause the changes in the daily per share NAV of USL to either be too high or too low relative to the daily changes in the average price of the Benchmark Oil Futures Contracts. During the three months ended March 31, 2020, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USL's attempt to track the Benchmark Oil Futures Contracts.

Second, USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USL to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contracts. At the same time, USL earns dividend and interest income on its cash, cash equivalents and Treasuries. USL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2020. Interest payments, and any other income, were retained within the portfolio and added to USL's NAV. When this income exceeds the level of USL's expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USL will realize a net yield that will tend to cause daily changes in the per share NAV of USL to track slightly higher than daily changes in the average of the prices of the Benchmark Oil Futures Contracts. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contracts. USCF anticipates that interest rates may continue to stagnate over the near future from historical lows. It is anticipated that fees and expenses paid by USL may be higher than interest earned by USL. As such, USCF anticipates that USL could possibly underperform its benchmark so long as interest earned is less than the fees and expenses paid by USL.

Third, USL may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contracts' total return movements. In that case, the error in tracking the Benchmark Oil Futures Contracts could result in daily changes in the per share NAV of USL that are either too high, or too low, relative to the daily changes in the average price of the Benchmark Oil Futures Contracts. During the three months ended March 31, 2020, USL did not hold any Other Oil-Related Investments. If USL increases in size, and due to its obligations to comply with regulatory limits, USL may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place somewhat less often than contango since oil futures trading started in 1983. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. A combination of improved transportation and storage capacity, along with growing demand for crude oil globally, moderated the inventory build-up and led to reduced levels of contango by 2011. However, at the end of November 2014, global crude oil inventories grew rapidly after OPEC voted to defend its market share against U.S. shale-oil producers, resulting in another period during which the crude oil market remained primarily in contango. This period of contango continued through December 31, 2017. Declining global crude oil inventories caused the market to flip into backwardation at the beginning of 2018 through late October 2018, at which point ongoing supply growth in the U.S., combined with increased OPEC production, once again led market participants to fear another global glut of crude oil. The crude oil market was primarily in contango the first half of 2019 and in backwardation from August 2019 through mid January 2020, when it flipped back into contango.

In March 2020, contango dramatically increased and reached historic levels during the economic crisis arising from the COVID-19 pandemic and disputes among oil producing nations regarding limits on oil production levels. This contango was due to significant market volatility that has occurred and is continuing in the crude oil markets as well as the oil futures markets.

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

Prior to 2020, periods of contango or backwardation have not materially impacted USL’s investment objective of having the daily percentage changes in its per share NAV track the daily percentage changes in the price of the Benchmark Oil Futures Contract since the impact of backwardation and contango tended to equally impact the daily percentage changes in price of both USL’s shares and the Benchmark Oil Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods. Contango may persist for the foreseeable future, potentially at extreme levels, as a result of the unprecedented conditions in the wake of the COVID-19 crisis described above (namely simultaneous oversupply and a collapse in demand for crude oil combined with a lack of on-land storage for crude oil).

Contango may persist for the foreseeable future, potentially at extreme levels, as a result of the unprecedented conditions in the wake of the COVID-19 crisis described above (namely simultaneous oversupply and a collapse in demand for crude oil combined with a lack of on-land storage for crude oil).

Crude Oil Market. During the three months ended March 31, 2020, crude oil prices traded in a range $20.83 to $63.27. Crude oil declined 66.46% from the end of 2019 through March 31, 2020 finishing the quarter at $20.48. Crude prices have collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. In addition, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. In the short term, this cut does not close the gap relative to the massive drop in demand. However, the duration of the agreement, lasting until 2022, should allow oil prices to slowly recover as demand re-materializes. The supply cut may also reduce at least some of the unprecedented volatility oil markets experienced in the Spring of 2020. As the crisis continues into the second quarter of 2020, and potentially beyond, demand weakness and limited storage capacity will continue to put pressure on crude oil in the near term.

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

For the ten-year time period between March 31, 2010 and March 31, 2020, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis exhibited strong correlation with unleaded gasoline and diesel-heating oil, moderate correlation with the movements of large cap U.S. equities and global equities, limited correlation with natural gas, and limited negative correlation with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
March 31, 2010 – March 31, 2020*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.444)	0.961	0.450	0.413	0.144	0.501
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.412)	(0.300)	(0.366)	(0.064)	(0.422)
Global Equities (FTSE World Index)			1.000	0.475	0.448	0.140	0.533
Unleaded Gasoline				1.000	0.669	0.137	0.651
Diesel-Heating Oil					1.000	0.136	0.785
Natural Gas						1.000	0.100
Crude Oil							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended March 31, 2020, movements of crude oil displayed strong correlation with large cap U.S. equities, global equities, unleaded gasoline and diesel-heating oil and limited to negative correlation with movements with natural gas and U.S. Government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
12 Months ended March 31, 2020*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.627)	0.989	0.666	0.663	0.094	0.839
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.669)	(0.516)	(0.778)	(0.225)	(0.652)
Global Equities (FTSE World Index)			1.000	0.667	0.701	0.182	0.847
Unleaded Gasoline				1.000	0.716	0.123	0.843
Diesel-Heating Oil					1.000	0.356	0.899
Natural Gas						1.000	0.226
Crude Oil							1.000

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

USL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USL has allocated substantially all of its net assets to trading in Oil Interests. USL invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USL's NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USL's account at its custodian bank and in Treasuries at the FCM. Income received from USL's investments in money market funds and Treasuries is paid to USL. During the three months ended March 31, 2020, USL's expenses did not exceed the income USL earned. During the three months ended March 31, 2020, USL did not use other assets to pay expenses. To the extent expenses exceed income, USL's NAV will be negatively impacted.

USL's investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USL from promptly liquidating its positions in Oil Futures Contracts. During the three months ended March 31, 2020, USL did not purchase or liquidate any of its positions while daily limits were in effect; however, USL cannot predict whether such an event may occur in the future.

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

As of March 31, 2020, USL held cash deposits and investments in Treasuries and money market funds in the amount of $68,261,316 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USL's custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2020, USL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USL. While USL's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USL's financial position.

European Sovereign Debt

USL had no direct exposure to European sovereign debt as of March 31, 2020 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

USCF pays the fees of the Marketing Agent and certain of the fees of BBH&Co. through March 31, 2020, as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USL's condensed financial statements and its SEC, NFA and CFTC reports through May 31, 2020. Commencing April 1, 2020, USCF also pays BNY Mellon for fees for custody and transfer agency services as well as BNY Mellon’s fees for performing administrative services, including those in connection with the preparation of USL's condensed financial statements and its SEC, NFA and CFTC reports. USCF and USL have also entered into a licensing agreement with the NYMEX pursuant to which USL and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee to the NYMEX. USL also pays the fees and expenses associated with its tax accounting and reporting requirements.

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

As of March 31, 2020, USL's portfolio consisted of 1,728 Crude Oil Futures CL Contracts traded on the NYMEX. As of March 31, 2020, USL did not hold any Oil Futures Contracts traded on the ICE Futures. For a list of USL's current holdings, please see USL's website at www.uscfinvestments.com.

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

During the three month reporting period ended March 31, 2020, USL limited its OTC activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Other than the risk factors set forth below, there have been no material changes to the risk factors previously disclosed in USL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 13, 2020.

COVID-19 Risk

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and has now been detected globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Subsequently, COVID-19 has resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, supply chain disruptions, and lower consumer demand, as well as general concern and uncertainty. The ongoing spread of COVID-19 has had, and is expected to continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment are increasingly impacted by the outbreak and government and other measures seeking to contain its spread. The impact of COVID-19, and other infectious illness outbreaks that may arise in the future, could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to the COVID-19 outbreak, including significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by the USL. Public health crises caused by the COVID-19 outbreak may exacerbate other pre-existing political, social and economic risks in certain countries or globally. The duration of the COVID-19 outbreak and its ultimate impact on USL and, on the global economy, cannot be determined with certainty. The COVID-19 pandemic and its effects may last for an extended period of time, and could result in significant and continued market volatility, exchange trading suspensions and closures, declines in global financial markets, higher default rates, and a substantial economic downturn or recession. The foregoing could impair USL's ability to maintain operational standards (such as with respect to satisfying redemption requests), disrupt the operations of USL's service providers, adversely affect the value and liquidity of USL's investments, and negatively impact USL's performance and your investment in USL. The extent to which COVID-19 will affect USL and USL's service providers and portfolio investments will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19. Given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the valuation and performance of USL's investments could be impacted adversely.

An unanticipated number of creation requests during a short period of time could result in a shortage of shares.

While USCF makes every effort to predict and maintain an adequate amount of shares outstanding, if a substantial number of requests for Creation Baskets are received by USL during a relatively short period of time that substantially differ from past creation volumes, due to market volatility or otherwise, including, for example, the occurrence of a pandemic like COVID-19, USL may not have sufficient shares outstanding to satisfy demand and Authorized Participants may, therefore, be unable to purchase additional Creation Baskets.

In the event that there was a suspension in the ability of Authorized Participants to purchase additional Creation Baskets, Authorized Participants and other groups that make a market in shares of USL would likely still continue to actively trade the shares. However, in such a situation, Authorized Participants and other market makers may seek to adjust the market they make in the shares. Specifically, such market participants may increase the spread between the prices that they quote for offers to buy and sell shares to allow them to adjust to the potential uncertainty as to when they might be able to purchase additional Creation Baskets of shares. In addition, Authorized Participants may be less willing to offer to quote offers to buy or sell shares in large numbers. The potential impact of either wider spreads between bid and offer prices, or reduced number of shares on which quotes may be available, could increase the trading costs to investors in USL compared to the quotes and the number of shares on which bids and offers are made if the Authorized Participants still were able to freely create new baskets of shares. In addition, there could be a significant variation between the market price at which shares are traded and the shares' net asset value, which is also the price shares can be redeemed with USL by Authorized Participants in Redemption Baskets. The foregoing could also create significant deviations from USL's investment objective. Any potential impact to the market in shares of USL that could occur from the Authorized Participants inability to create new baskets would likely not extend beyond the time when additional shares would be registered and available for distribution.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	USL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USL redeemed 3 baskets (comprising 150,000 shares) during the first quarter of the year ending December 31, 2020. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2020:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
1/1/20 to 1/31/20	150,000	$22.64
2/1/20 to 2/28/20	—	—
3/1/20 to 3/31/20	—	—
Total	150,000

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

Date: May 8, 2020

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 8, 2020

