Form 10-Q
period 2020-06-30
United States 12 Month Oil Fund, LP
filed 2020-08-07
CIK 1405528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2020.

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

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Shares of United States 12 Month Oil Fund, LP	USL	NYSE Arca, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ⌧ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	⌧

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes ⌧ No

The registrant had 15,900,000 outstanding shares as of August 3, 2020.

United States 12 Month Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Financial Condition

At June 30, 2020 (Unaudited) and December 31, 2019

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents (at cost $235,642,464 and $45,166,882, respectively) (Notes 2 and 5)	$235,642,464	$45,166,882
Equity in trading accounts:
Cash and cash equivalents (at cost $10,985,763 and $6,440,093, respectively)	10,985,763	6,440,093
Unrealized gain (loss) on open commodity futures contracts	66,376,630	3,602,591
Receivable for shares sold	14	—
Dividends receivable	32,056	12,950
Interest receivable	—	6,320
Prepaid insurance*	4,445	1,441
Prepaid registration fees	369,998	—
Total Assets	$313,411,370	$55,230,277

Liabilities and Partners’ Capital
Payable due to Broker	$38,297,721	$—
General Partner management fees payable (Note 3)	148,001	28,094
Professional fees payable	62,092	119,417
Brokerage commissions payable	12,602	3,422
Directors' fees payable*	3,162	1,953
License fees payable	7,810	352
Total Liabilities	38,531,388	153,238

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	274,879,982	55,077,039
Total Partners’ Capital	274,879,982	55,077,039
Total Liabilities and Partners' Capital	$313,411,370	$55,230,277

Limited Partners' shares outstanding	18,700,000	2,400,000
Net asset value per share	$14.70	$22.95
Market value per share	$14.74	$22.99

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2020

			Fair Value/
			Unrealized Gain
			(Loss) on Open
	Notional	Number of	Commodity	% of Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures August 2020 contracts, expiring July 2020	$13,802,810	576	$8,816,710	3.21
NYMEX WTI Crude Oil Futures September 2020 contracts, expiring August 2020	14,889,980	575	7,730,520	2.81
NYMEX WTI Crude Oil Futures October 2020 contracts, expiring September 2020	15,567,490	575	7,133,510	2.60
NYMEX WTI Crude Oil Futures November 2020 contracts, expiring October 2020	16,153,930	575	6,604,570	2.40
NYMEX WTI Crude Oil Futures December 2020 contracts, expiring November 2020	16,676,140	576	6,179,540	2.25
NYMEX WTI Crude Oil Futures January 2021 contracts, expiring December 2020	17,081,760	575	5,791,740	2.11
NYMEX WTI Crude Oil Futures February 2021 contracts, expiring January 2021	17,447,370	575	5,477,880	1.99
NYMEX WTI Crude Oil Futures March 2021 contracts, expiring February 2021	17,782,430	575	5,200,320	1.89
NYMEX WTI Crude Oil Futures April 2021 contracts, expiring March 2021	18,060,530	575	4,985,470	1.81
NYMEX WTI Crude Oil Futures May 2021 contracts, expiring April 2021	18,309,670	575	4,793,830	1.74
NYMEX WTI Crude Oil Futures June 2021 contracts, expiring May 2021	19,676,750	576	3,530,290	1.29
NYMEX WTI Crude Oil Futures July 2021 contracts, expiring June 2021	23,074,750	575	132,250	0.05
Total Open Futures Contracts*	$208,523,610	6,903	$66,376,630	24.15

	Principal	Market	% of
	Amount	Value	Partners’ Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.54%, 7/02/2020	$1,000,000	$999,958	0.37
1.52%, 7/09/2020	1,000,000	999,666	0.37
1.55%, 7/16/2020	1,000,000	999,362	0.37
1.53%, 7/23/2020	1,000,000	999,074	0.36
1.54%, 7/30/2020	1,000,000	998,776	0.36
1.54%, 8/06/2020	1,000,000	998,480	0.36
1.52%, 8/13/2020	1,000,000	998,200	0.36
1.53%, 8/20/2020	1,000,000	997,903	0.36
1.43%, 8/27/2020	2,000,000	1,995,535	0.73
0.68%, 9/03/2020	1,000,000	998,809	0.36
Total United States Treasury Obligations		10,985,763	4.00

United States Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio, 0.06%#	340,162	340,162	0.12
Goldman Sachs Financial Square Funds - Government Fund - Class FS, 0.15%#	234,234,868	234,234,868	85.21
RBC U.S. Government Money Market Fund - Institutional Share Class, 0.10%#	1,004,669	1,004,669	0.37
Total United States Money Market Funds		235,579,699	85.70
Total Cash Equivalents		$246,565,462	89.70

#    Reflects the 7-day yield at June 30, 2020.

*    Collateral amounted to $10,985,763 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2020 and 2019

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$11,487,803	$(492,221)	$10,650,520	$(1,925,589)
Change in unrealized gain (loss) on open commodity futures contracts	87,135,286	(1,464,219)	62,774,039	13,130,099
Realized gain (loss) on short-term investments	—	—	1,240	—
Dividend income	81,659	80,197	111,904	150,417
Interest income*	67,904	266,616	214,432	538,649
ETF transaction fees	15,064	2,450	21,014	3,150
Total Income (Loss)	$98,787,716	$(1,607,177)	$73,773,149	$11,896,726

Expenses
General Partner management fees (Note 3)	$341,764	$87,543	$410,035	$176,157
Professional fees	47,256	38,520	74,401	76,616
Brokerage commissions	69,031	1,985	74,177	3,857
Directors' fees and insurance	4,780	2,738	7,902	6,005
License fees	8,544	2,189	10,251	4,404
Registration fees	39,650	—	39,650	—
Total Expenses	$511,025	$132,975	$616,416	$267,039

Net Income (Loss)	$98,276,691	$(1,740,152)	$73,156,733	$11,629,687
Net Income (Loss) per limited partner share	$2.54	$(0.72)	$(8.25)	$3.98
Net Income (Loss) per weighted average limited partner share	$5.43	$(0.67)	$7.10	$4.27
Weighted average limited partner shares outstanding	18,098,901	2,610,440	10,301,374	2,725,691

*    Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statement in Changes in Partners’ Capital (Unaudited)

For the three and six months ended June 30, 2020 and 2019

	Limited Partners*
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Balances at beginning of period	$53,500,734	$61,930,985	$55,077,039	$50,798,630
Addition of 26,600,000, –, 28,750,000 and 50,000 partnership shares, respectively	275,481,828	1,184,150	302,421,810	1,184,150
Redemption of (12,300,000), (300,000), (12,450,000) and (400,000) partnership shares, respectively	(152,379,271)	(6,868,585)	(155,775,600)	(9,106,069)
Net income (loss)	98,276,691	(1,740,152)	73,156,733	11,629,687

Balances at end of period	$274,879,982	$54,506,398	$274,879,982	$54,506,398

*    General Partners' shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2020 and 2019

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019
Cash Flows from Operating Activities:
Net income (loss)	$73,156,733	$11,629,687
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(62,774,039)	(13,130,099)
(Increase) decrease in dividends receivable	(19,106)	(14,366)
(Increase) decrease in interest receivable	6,320	(488)
(Increase) decrease in prepaid insurance*	(3,004)	(2,586)
(Increase) decrease in prepaid registration fees	(369,998)	—
Increase (decrease) in payable due to Broker	38,297,721	—
Increase (decrease) in General Partner management fees payable	119,907	(1,866)
Increase (decrease) in professional fees payable	(57,325)	(52,837)
Increase (decrease) in brokerage commissions payable	9,180	—
Increase (decrease) in directors' fees payable*	1,209	(371)
Increase (decrease) in license fees payable	7,458	(722)
Net cash provided by (used in) operating activities	48,375,056	(1,573,648)

Cash Flows from Financing Activities:
Addition of partnership shares	302,421,796	1,184,150
Redemption of partnership shares	(155,775,600)	(9,106,069)
Net cash provided by (used in) financing activities	146,646,196	(7,921,919)

Net Increase (Decrease) in Cash and Cash Equivalents	195,021,252	(9,495,567)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	51,606,975	66,728,725
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$246,628,227	$57,233,158

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$235,642,464	$46,866,995
Equity in Trading Accounts:
Cash and cash equivalents	10,985,763	10,366,163
Total Cash, Cash Equivalents and Equity in Trading Accounts	$246,628,227	$57,233,158

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Note to Condensed Financial Statements

For the period ended June 30, 2020 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States 12 Month Oil Fund, LP (“USL”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007. USL is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USL’s shares traded on the American Stock Exchange (the “AMEX”). USL will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Third Amended and Restated Agreement of Limited Partnership dated as of December 15, 2017 (the “LP Agreement”). The investment objective of USL is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the average of the prices of 12 futures contracts for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Oil Futures Contracts”), plus interest earned on USL’s collateral holdings, less USL’s expenses. When calculating the daily movement of the average price of the 12 contracts, each contract month will be equally weighted. USL seeks to achieve its investment objective by investing so that the average daily percentage in USL's NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10)% of the average daily percentage change in the price of the Benchmark Oil Futures Contracts over the same period.

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

United States Commodity Funds LLC (“USCF”), the general partner of USL, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USL accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of June 30, 2020, USL held 6,903 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures.

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

USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”) and the USCF Crescent Crypto Index Fund (“XBET”), each a series of the United States Commodity Index Funds Trust (“USCIFT”). USCF previously served as the sponsor for the United States Agricultural Index Fund (“USAG”) a series of USCIFT which was liquidated in 2018. A registration statement that had been previously filed for XBET was withdrawn on June 25, 2020. USCI and CPER listed their shares on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010 and “CPER” on November 15, 2011, respectively.

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

On December 4, 2007, USL initially registered 11,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On December 6, 2007, USL listed its shares on the AMEX under the ticker symbol “USL” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USL established its initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. USL also commenced investment operations on December 6, 2007, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of June 30, 2020, USL had registered a total of 311,000,000 shares.

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

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. USL earns income on funds held at the custodian or futures commission merchants (“FCMs”) at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

USL is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with U.S. GAAP, USL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USL files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USL is not subject to income tax return examinations by major taxing authorities for years before 2016. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USL recording a tax liability that reduces net assets. However, USL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2020.

Creations and Redemptions

Authorized Participants may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

USL receives or pays the proceeds from shares sold or redeemed within two business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in USL’s condensed statements of financial condition as receivable for shares sold and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2020.

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

Ongoing Registration Fees and Other Offering Expenses

USL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2020 and 2019, USL incurred $39,650 and $0, respectively, in registration fees and offering expenses.

Independent Directors’ and Officers’ Expenses

USL is responsible for paying its portion of the directors’ and officers’ liability insurance for USL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USL and the Related Public Funds. USL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2020 are estimated to be a total of $40,000 for USL and, in the aggregate for USL and the Related Public Funds, $574,000.

Licensing Fees

As discussed in Note 4 below, USL entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USL and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2020 and 2019, USL incurred $10,251 and $4,404, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USL’s audit expenses and tax accounting and reporting requirements are paid by USL. These costs are estimated to be $160,000 for the year ending December 31, 2020. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

Custody, Transfer Agency and Fund Administration and Accounting Services Agreements

USCF engaged The Bank of New York Mellon, a New York corporation authorized to do a banking business (“BNY Mellon”), to provide USL and each of the Related Public Funds with certain custodial, administrative and accounting, and transfer agency services, pursuant to the following agreements with BNY Mellon dated as of March 20, 2020 (together, the “BNY Mellon Agreements”), which were effective as of April 1, 2020: (i) a Custody Agreement; (ii) a Fund Administration and Accounting Agreement; and (iii) a Transfer Agency and Service Agreement. USCF pays the fees of BNY Mellon for its services under the BNY Mellon Agreements and such fees are determined by the parties from time to time.

Brown Brothers Harriman and Co. ("BBH&Co.") previously served as the Administrator, Custodian, Transfer Agent and Fund Accounting Agent for USL and the Related Public Funds prior to BNY Mellon commencing such services on April 1, 2020. Certain fund accounting and fund administration services rendered by BBH&Co. to USL and the Related Public Funds terminated on May 31, 2020 to allow for the transition to BNY Mellon.

Brokerage and Futures Commission Merchant Agreements

USL entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as USL's FCM effective October 10, 2013. In addition, USL entered into a Commodity Futures Customer Agreement dated as of May 28, 2020 with RCG Division of Marex Spectron ("RCG") and a Customer Agreement with ED & F Man Capital Markets Inc. ("MCM") on June 5, 2020, pursuant to which RCG and MCM each act as an FCM for USL. The agreements with USL's

FCMs require the FCMs to provide services to USL in connection with the purchase and sale of Oil Futures Contracts and Other Oil-Related Investments that may be purchased and sold by or through the applicable FCM for USL’s account. In accordance with the FCM agreements, USL pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Oil Futures Contracts and options on Oil Futures Contracts. Such fees include those incurred when purchasing Oil Futures Contracts and options on Oil Futures Contracts when USL issues shares as a result of a Creation Basket, as well as fees incurred when selling Oil Futures Contracts and options on Oil Futures Contracts when USL redeems shares as a result of a Redemption Basket. Such fees are also incurred when Oil Futures Contracts and options on Oil Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. USL also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Six months	Six months
	ended	ended
	June 30, 2020	June 30, 2019
Total commissions accrued to brokers	$74,177	$3,857
Total commissions as annualized percentage of average total net assets	0.11%	0.01%
Commissions accrued as a result of rebalancing	$16,605	$3,446
Percentage of commissions accrued as a result of rebalancing	22.39%	89.34%
Commissions accrued as a result of creation and redemption activity	$57,572	$411
Percentage of commissions accrued as a result of creation and redemption activity	77.61%	10.66%

The increase in total commissions accrued to brokers for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was due primarily to a higher number of crude oil futures contracts being held and traded.

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

USL may enter into futures contracts, options on futures contracts , cleared swaps, and OTC swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, and provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties. OTC swaps are entered into between two parties in private contracts. In an OTC swap, each party bears credit risk to the other party, i.e., the risk that the other party may not be able to perform its obligations under the OTC swap.

The purchase and sale of futures contracts, options on futures contracts and cleared swaps require margin deposits with an FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. To reduce the credit risk that arises in connection with OTC swaps, USL will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc., which provides for the netting of its overall exposure to its counterparty. The Master Agreement is negotiated as between the parties and would address, among other things, the exchange of margin between the parties.

Futures contracts, options on futures contracts and cleared swaps involve, to varying degrees, elements of market risk (specifically commodity price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure USL has in the particular classes of instruments. Additional risks associated with the use of futures contracts are an imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract. Buying and selling options on futures contracts exposes investors to the risks of purchasing or selling futures contracts. As to OTC swaps, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange-traded futures contracts and securities or cleared swaps, because the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

All of the futures contracts held by USL through June 30, 2020 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USL bears the risk of financial failure by the clearing broker.

A novel strain of coronavirus (COVID-19) outbreak was declared a pandemic by the World Health Organization on March 11, 2020. The situation is evolving with various cities and countries around the world responding in different ways to address the outbreak. There are direct and indirect economic effects developing for various industries and individual companies throughout the world. Management will continue to monitor the impact COVID-19 has on the Fund and reflect the consequences as appropriate in the Fund's accounting and financial reporting. The recent pandemic spread of the novel coronavirus and related geopolitical events could lead to increased market volatility, disruption to U.S. and world economies and markets and may have significant adverse effects on the Fund and its investments.

USL’s cash and other property, such as Treasuries, deposited with its FCMs are considered commingled with all other customer funds, subject to such FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of an FCM could result in the complete loss of USL’s assets posted with that FCM; however, the majority of USL’s assets are held in investments in Treasuries, cash and/or cash equivalents with USL’s custodian and would not be impacted by the insolvency of an FCM. The failure or insolvency of USL’s custodian, however, could result in a substantial loss of USL’s assets.

USCF invests a portion of USL’s cash in money market funds that seek to maintain a stable per share NAV. USL is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2020 and December 31, 2019, USL held investments in money market funds in the amounts of $235,579,699 and $13,000,000, respectively. USL also holds cash deposits with its custodian. As of June 30, 2020 and December 31, 2019, USL held cash deposits and investments in Treasuries in the amounts of 11,048,528 and $38,606,975, respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should USL’s custodian and/or FCMs cease operations.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, USL is exposed to market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short or that the value of the futures contract could fall below zero. As both a buyer and a seller of options, USL pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and six months ended June 30, 2020 and 2019 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$12.16	$22.52	$22.95	$17.82
Total income (loss)	2.57	(0.67)	(8.19)	4.08
Total expenses	(0.03)	(0.05)	(0.06)	(0.10)
Net increase (decrease) in net asset value	2.54	(0.72)	(8.25)	3.98
Net asset value, end of period	$14.70	$21.80	$14.70	$21.80

Total Return	20.89%	(3.20)%	(35.95)%	22.33%

Ratios to Average Net Assets
Total income (loss)	43.12%	(2.75)%	53.68%	20.09%
Management fees*	0.60%	0.60%	0.60%	0.60%
Expenses excluding management fees*	0.30%	0.31%	0.30%	0.31%
Net income (loss)	42.90%	(2.97)%	(53.23)%	19.64%

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

The following table summarizes the valuation of USL’s securities at June 30, 2020 using the fair value hierarchy:

At June 30, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$246,565,462	$246,565,462	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	66,376,630	66,376,630	—	—

The following table summarizes the valuation of USL’s securities at December 31, 2019 using the fair value hierarchy:

At December 31, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$50,852,898	$50,852,898	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	3,602,591	3,602,591	—	—

Effective January 1, 2009, USL adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of	Fair Value	Fair Value
	Financial	at June 30,	at December 31,
Derivatives not Accounted for as Hedging Instruments	Condition Location	2020	2019
Futures - Commodity Contracts	Assets	$66,376,630	$3,602,591

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended		For the six months ended
		June 30, 2020		June 30, 2019
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
	Gain (Loss)	gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Derivatives not Accounted for as Hedging Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$10,650,520		$(1,925,589)

	Change in unrealized gain (loss) on open positions		$62,774,039		$13,130,099

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

NOTE 9 — SUBSEQUENT EVENTS

USL has performed an evaluation of subsequent events through the date the condensed financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments other than the following:

USCF was named as a defendant in a putative stockholder class action on July 10, 2020 by Momo Wang, individually and on behalf of others similarly situated, against defendants United States Oil Fund, LP (“USO”), USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F. Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes III, ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Market Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC.

The putative class action complaint alleged that beginning in March 2020, in connection with USO's registration and issuance of additional USO shares, defendants failed to disclose to investors certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The plaintiff alleged that defendants possessed inside knowledge about the consequences of these converging adverse events on USO and did not sufficiently acknowledge them until late April and May 2020, after USO suffered losses and was allegedly forced to abandon its investment strategy.  The putative stockholder class action was pending in the U.S. District Court for the Northern District of California as Case No. 3:20-cv-4596 but was voluntarily dismissed effective August 4, 2020.

USCF was named as a defendant in a purported stockholder class action on July 31, 2020 by Moshe Ephrati, individually and on behalf of others similarly situated, against defendants USCF, USO, John P. Love and Stuart P. Crumbaugh. The stockholder class action is pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-06010.

The putative class action complaint alleges that beginning in March 2020, in connection with USO's registration and issuance of additional USO shares, defendants failed to disclose to investors certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. Plaintiff alleges that defendants possessed inside knowledge about the consequences of these converging adverse events on USO and did not sufficiently acknowledge them until late April and May 2020, after USO suffered losses and was allegedly forced to abandon its investment strategy. The complaint seeks to certify a class and award the class compensatory damages at an amount to be determined at trial. Since this stockholder class action makes the same substantive claims made against the same defendants in the stockholder class action commenced by Robert Lucas on June 19, 2020, which is summarized above in “Part II. Other Information  - Item 1. Legal Proceedings,” and is also pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-04740, it is expected that these two stockholder class actions will be consolidated.  The defendants intend to vigorously contest the claims and move for their dismissal.

USCF may have additional actions filed against it based on similar allegations as those that were made in the putative class actions that have been reported.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of the United States 12 Month Oil Fund, LP (“USL”) included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause USL’s actual results, performance  or achievements to be materially different from future results, performance or achievements expressed or implied by any forward- looking statements. USL believes these factors include, but are not limited to, the following: changes in inflation in the United States; movements in U.S. and foreign currencies; significant market volatility in the crude oil markets and futures markets attributable to the COVID-19 pandemic, disputes among oil-producing countries over the potential limits on the production of crude oil, a corresponding collapse in demand for crude oil and a lack of on-land storage for crude oil; uncertainties associated with the impact from the coronavirus (COVID-19) pandemic, including: its impact on the global and U.S. capital markets and the global and U.S. economy, the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak, the effect of the COVID-19 pandemic on USL’s business prospects, including its ability to achieve its objectives, and the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business. Forward-looking statements, which involve assumptions and describe USL’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and USL cannot assure investors that the projections included in these forward-looking statements will come to pass. USL’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

Introduction

USL, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of USL is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the average of the prices of 12 futures contracts for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Oil Futures Contracts”), plus interest earned on USL’s collateral holdings, less USL’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. When calculating the daily movement of the average price of the 12 contracts, each contract month will be equally weighted. USL seeks to achieve its investment objective by investing so that the average daily percentage in USL's NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10)% of the average daily percentage change in the price of the Benchmark Oil Futures Contracts over the same period.

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

The accountability levels for the Benchmark Oil Futures Contracts and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contracts is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, ICE Futures maintains accountability levels, position limits and monitoring authority for its futures contracts for light, sweet crude oil. If USL and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USL could be ordered to reduce its net futures contracts back to the accountability level. As of June 30, 2020, USL held 6,903 futures contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures. For the six months ended June 30, 2020 USL did not exceed the accountability levels imposed by the NYMEX or ICE Futures, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels.

No action was taken by NYMEX and USL did not reduce the number of Oil Futures Contracts held as a result. USCF received letters from the CME on behalf of the NYMEX Market Regulation Department on April 16, 2020 (the “April 16 CME Letter”) and on April 23, 2020 (the “April 23 CME Letter”, and together with the April 16 CME Letter, the “CME

Letters”). The CME Letters ordered USCF and the Related Public Funds not to exceed accountability levels in specified light, sweet crude oil futures contracts and not to assume any positions in the specified light, sweet crude oil futures contract in excess of the exchange established position limits. The current accountability levels and position limits are set forth in the April 23 CME Letter which superseded the April 16 CME Letter.  The April 23 CME Letter ordered USCF and the Related Public Funds not to exceed accountability levels in excess of 10,000 futures contracts in the light, sweet crude oil futures contract for June 2020.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USL will run up against such position limits because USL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during a one day each month. The April 23 CME Letter, discussed above, ordered USCF and the Related Public Funds not to assume a position in the light, sweet crude oil futures contract for June 2020 in excess of 15,000 long futures contracts, for July 2020 in 78,000 long futures contracts, for August 2020 in 50,000 long futures contracts, for September 2020 in 35,000 long futures contracts. The foregoing accountability levels and position limits are subject to change. For the six months ended June 30, 2020, USL did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

Mandatory Trading and Clearing of Swaps

CFTC regulations require that certain swap transactions be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular class of swap and such swap is “made available to trade” on a swap execution facility. Currently, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in activities that are financial in nature are required to execute on a swap execution facility, and clear, certain interest rate swaps and index-based credit default swaps. As a result, if USL enters into an interest rate or index-based credit default swap that is subject to these requirements, such swap will be required to be executed on a swap execution facility and centrally cleared. Mandatory clearing and “made available to trade” determinations with respect to additional types of swaps are expected in the future, and, when finalized, could require USL to electronically execute and centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, initial and variation margin requirements are set by the relevant clearing organization, subject to certain regulatory requirements and guidelines. Additional margin may be required and held by USL’s FCMs.

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

Price Movements

Crude oil futures prices were volatile during the six months ended June 30, 2020. The average price of the Benchmark Oil Futures Contracts started the period at $58.60 per barrel. The high of the period was on January 6, 2020 when the average price reached $60.66 per barrel. The average low price of the period was on April 21, 2020 when the average price dropped to $24.80 per barrel. The period ended with the average price of the Benchmark Oil Futures Contracts at $39.82 per barrel, a decrease of approximately (32.05)% over the period. USL’s per share NAV began the period at $22.95 and ended the period at $14.70 on June 30, 2020, a decrease of approximately (35.95)% over the period. The average Benchmark Oil Futures Contracts prices listed above began with the February 2020 to January 2021 contracts and ended with the August 2020 to July 2021 contracts. The decrease of approximately (32.05)% on the average price of the Benchmark Oil Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USL seeks to track, which are more fully described below in the section titled “Tracking USL’s Benchmark.”

During the six months ended June 30, 2020, the crude oil futures market was in states of both contango and backwardation. During periods of contango the price of the near month crude Oil Futures Contract is lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. During periods of backwardation, the price of the near month crude Oil Futures Contract is higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

As of June 30, 2020, USL had issued 52,050,000 shares, 18,700,000 of which were outstanding. As of June 30, 2020, there were 258,950,000 shares registered but not yet issued.

More shares may have been issued by USL than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by USL cannot be resold by USL. As a result, USL contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of June 30, 2020, USL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, and Virtu Financial BD LLC.

For the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

	Six	Six
	months ended	months ended
	June 30, 2020	June 30, 2019
Average daily total net assets	$137,429,348	$59,205,666
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$326,336	$689,066
Annualized yield based on average daily total net assets	0.48%	2.35%
Management fee	$410,035	$176,157
Total fees and other expenses excluding management fees	$206,381	$90,882
Fees and expenses related the registration or offering of additional shares	$39,650	$—
Total commissions accrued to brokers	$74,177	$3,857
Total commissions as annualized percentage of average total net assets	0.11%	0.01%
Commissions accrued as a result of rebalancing	$16,605	$3,446
Percentage of commissions accrued as a result of rebalancing	22.39%	89.34%
Commissions accrued as a result of creation and redemption activity	$57,572	$411
Percentage of commissions accrued as a result of creation and redemption activity	77.61%	10.66%

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

Average interest rates earned on short-term investments held by USL, including cash, cash equivalents and Treasuries, were lower during the six months ended June 30, 2020, compared to the six months ended June 30, 2019. As a result, the amount of income earned by USL as a percentage of average daily total net assets was lower during the six months ended June 30, 2020, compared to the six months ended June 30, 2019.

The increase in total fees and other expenses excluding management fees for the six months ended June 30, 2020, compared to the six months ended June 30, 2019 was due primarily to an increase in total commissions accrued to brokers and expenses related to the registration or offering of additional shares.

The increase in total commissions accrued to brokers for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was due primarily to a higher number of Oil Futures Contracts being held and traded.

For the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

	Three	Three
	months ended	months ended
	June 30, 2020	June 30, 2019
Average daily total net assets	$229,094,441	$58,522,315
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$149,563	$346,813
Annualized yield based on average daily total net assets	0.26%	2.38%
Management fee	$341,764	$87,543
Total fees and other expenses excluding management fees	$169,261	$45,432
Fees and expenses related the registration or offering of additional shares	$39,650	$—
Total commissions accrued to brokers	$69,031	$1,985
Total commissions as annualized percentage of average total net assets	0.12%	0.01%
Commissions accrued as a result of rebalancing	$13,904	$1,623
Percentage of commissions accrued as a result of rebalancing	20.14%	81.76%
Commissions accrued as a result of creation and redemption activity	$55,127	$362
Percentage of commissions accrued as a result of creation and redemption activity	79.86%	18.24%

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

Average interest rates earned on short-term investments held by USL, including cash, cash equivalents and Treasuries, were lower during the three months ended June 30, 2020, compared to the three months ended June 30, 2019. As a result, the amount of income earned by USL as a percentage of average daily total net assets was lower during the three months ended June 30, 2020, compared to the three months ended June 30, 2019.

The increase in total fees and other expenses excluding management fees for the three months ended June 30, 2020, compared to the three months ended June 30, 2019 was due primarily to an increase in total commissions accrued to brokers and expenses related to the registration or offering of additional shares.

The increase in total commissions accrued to brokers for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was due primarily to a higher number of Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended June 30, 2020, the simple average daily change in the Benchmark Oil Futures Contracts was 0.540%, while the simple average daily change in the per share NAV of USL over the same time period was 0.539%. The average daily difference was (0.001)% (or (0.100) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contracts, the average error in daily tracking by the per share NAV was (2.270)%, meaning that over this time period USL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. A significant portion of the level of USL's relative tracking error as a percentage of the benchmark was due to periods of flat price returns.

Since the commencement of the offering of USL’s shares to the public on December 6, 2007 to June 30, 2020, the simple average daily change in the Benchmark Oil Futures Contracts was (0.015)%, while the simple average daily change in the per share NAV of USL over the same time period was (0.016)%. The average daily difference was (0.001)% (or (0.100) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contracts, the average error in daily tracking by the per share NAV was (0.555)%, meaning that over this time period USL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in USL’s NAV and the changes in the Benchmark Oil Futures Contracts. The first graph exhibits the daily changes in the last 30 valuation days ended June 30, 2020. The second graph measures monthly changes since June 30, 2010 through June 30, 2020.

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

For the six months ended June 30, 2020, the actual total return of USL as measured by changes in its per share NAV was (35.95)%. This is based on an initial per share NAV of $22.95 as of December 31, 2019 and an ending per share NAV as of June 30, 2020 of $14.70. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $14.69 as of June 30, 2020, for a total return over the relevant time period of (35.99)%. The difference between the actual per share NAV total return of USL of (35.95)% and the expected total return based on the Benchmark Oil Futures Contracts of (35.99)% was an error over the time period of 0.04%, which is to say that USL’s actual total return outperformed its benchmark by that percentage. USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USL to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contracts.

By comparison, for the six months ended June 30, 2019, the actual total return of USL as measured by changes in its per share NAV  was 22.33%. This was based on an initial per share NAV of $17.82 as of December 31, 2018 and an ending per share NAV  as of June 30, 2019 of $21.80. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $21.64 as of June 30, 2019, for a total return over the relevant time period of 21.44%. The difference between the actual per share NAV total return of USL of 22.33% and the expected total return based on the Benchmark Oil Futures Contracts of 21.44% was an error over the time period of 0.89%, which is to say that USL’s actual total return outperformed its benchmark by that percentage. USL incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USL to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contracts.

There are currently three factors that have impacted or are most likely to impact USL’s ability to accurately track its Benchmark Oil Futures Contracts.

First, USL may buy or sell its holdings in the then current Benchmark Oil Futures Contracts at a price other than the closing settlement price of that contract on the day during which USL executes the trade. In that case, USL may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contracts, which could cause the changes in the daily per share NAV of USL to either be too high or too low relative to the daily changes in the average price of the Benchmark Oil Futures Contracts. During the six months ended June 30, 2020, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USL’s attempt to track the Benchmark Oil Futures Contracts.

Second, USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USL to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contracts. At the same time, USL earns dividend and interest income on its cash, cash equivalents and Treasuries. USL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2020. Interest payments, and any other income, were retained within the portfolio and added to USL’s NAV. When this income exceeds the level of USL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USL will realize a net yield that will tend to cause daily changes in the per share NAV of USL to track slightly higher than daily changes in the average of the prices of the Benchmark Oil Futures Contracts. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contracts. USCF anticipates that interest rates may continue to stagnate over the near future near historical lows. It is anticipated that fees and expenses paid by USL may be higher than interest earned by USL. As such, USCF anticipates that USL could possibly underperform its benchmark so long as interest earned is less than the fees and expenses paid by USL.

Third, USL may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contracts’ total return movements. In that case, the error in tracking the Benchmark Oil Futures Contracts could result in daily changes in the per share NAV of USL that are either too high, or too low, relative to the daily changes in the average price of the Benchmark Oil Futures Contracts. During the six months ended June 30, 2020, USL did not hold any Other Oil-Related Investments. If USL increases in size, and due to its obligations to comply with regulatory limits, USL may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

In March 2020, contango dramatically increased and reached historic levels during the economic crisis arising from the COVID-19 pandemic and disputes among oil-producing countries regarding limits on oil production levels. This contango was due to significant market volatility that has occurred and is continuing in the crude oil markets as well as the oil futures markets. Oil prices have collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. In addition, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. In the short term, this cut does not close the gap relative to the massive drop in demand. However, the duration of the agreement, lasting until 2022, should allow oil prices to slowly recover as demand re-materializes. The supply cut may also reduce at least some of the unprecedented volatility oil markets experienced in the Spring of 2020. As the crisis continues into the second quarter of 2020, and potentially beyond, demand weakness and limited storage capacity will continue to put pressure on crude oil in the near term.

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

However, contango may persist for the foreseeable future, potentially at extreme levels, as a result of the unprecedented conditions in the wake of the COVID-19 crisis described above (namely simultaneous oversupply and a collapse in demand for crude oil combined with a lack of on-land storage for crude oil).

Crude Oil Market. During the six months ended June 30, 2020, crude oil prices traded in a range between $(37.63) to $63.27.  (USO had already rolled out of the front month May WTI crude oil futures contract during the period when it went negative.)  Crude oil declined 35.69% from the end of 2019 through June 30, 2020 finishing the quarter at $39.27.

The simultaneous demand and supply shocks from the COVID-19 pandemic and Saudi-Russia price war precipitated unparalleled risk and volatility in crude oil markets during the first half of 2020.  Global demand for crude oil plummeted by as much as 30% in the spring of 2020 as workers around the world stopped driving, airlines cut flight schedules, and companies suspended operations.  Meanwhile, U.S. crude oil supply reached 13 million barrels per day (mbd), capping a period of almost continuous growth since 2016.  To offset the seemingly unstoppable U.S. production juggernaut, OPEC+ (a loose coalition between OPEC and non-member nations such as Russia and Mexico) had maintained an uneasy series of agreements to curtail their crude oil output in order to support crude oil prices.  However, in early March of 2020, Russia refused Saudi Arabia’s proposal to extend cuts in response to the COVID-19 demand shock.  The kingdom retaliated with a massive production increase, launching an all-out price war in the middle of a pandemic.  Although the members of OPEC+ reached a record-shattering agreement in mid-April of 2020, the implementation of new supply cuts came too late to prevent crude oil prices from plummeting to historic lows, culminating in a drop into negative territory for the May WTI crude oil futures contract on April 20, 2020.

During the second quarter of 2020, the International Energy Agency (IEA) reports that crude oil demand fell an average of 16.4 mbd  while global crude oil supply declined by an average of 13.7 mbd.  Demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity.  Supply declined largely due to a historic agreement in April between the United States, OPEC, Russia, and other oil producers.  The bulk of the supply decline came from voluntary OPEC+ cuts while 2.8 mbd resulted from market-driven cuts in the United States.  As of June 30, 2020, U.S. production had dropped over 15%, rapidly falling back to 11 mbd.  Oil producing rigs in the United States fell to 180 from over 670 at the start of the year, a massive decline that will likely see U.S. supply fall further.  Finally, in late June storage in the U.S. spiked to 541 million barrels while global storage reached 3.351 billion barrels.

The unprecedented twin crises described above caused unparalleled effects on oil futures markets.

First, WTI crude oil prices dipped below $20 for the first time since 2002 and hit an all-time closing low of $(37.63).  Multiple record-breaking returns occurred between March and May of 2020.  The price of the U.S. benchmark averaged $28 during the second quarter of 2020 compared to $46 during the first quarter of 2020 and $57 during calendar year 2019.

Second, crude oil price volatility went off-the-charts.  For example, the 30-day annualized volatility of front month WTI crude oil futures prices reached 993% after averaging 35% in 2019 and 25% in the first two months of 2020.  (If May crude oil futures had not gone negative on April 20, 2020, volatility would “only” have reached 416%.)

Third, futures curves, which can exhibit conditions known as “contango” and “backwardation, moved into a condition that some market experts referred to as “super contango.”  This was a result of extreme bearishness at the front of the futures curve due to rapidly filling storage facilities in the U.S. and around the world.  Specifically, the front month WTI crude oil futures contract detached from the rest of the futures curve and fell to an extreme position relative to deferred futures contract months.  On a percentage basis, the difference between the front month WTI crude oil futures contract and the second month WTI crude oil futures contract was more than double the previous record.  This divergence caused WTI crude oil futures contracts with different expiration dates to move in different directions.  For example, the front month WTI crude oil futures contract and second month WTI crude oil futures contract typically move together (i.e., increase or decrease) about 99% of the time.  However, in late April of 2020, the correlation of the front and second month WTI crude oil futures contracts was (24)%, meaning these contracts were moving in opposite directions.

Fourth, USO, among other market participants, diversified its portfolio away from the front of the futures curve in favor of deferred contract months, as discussed in this Form 10-Q.  The move by USO and other market participants to deferred contract months caused a historic change to relative levels of open interest among the different futures contracts.  For example, open interest in the front month futures contract fell an average of 40% during April, May, and June of 2020 compared to the average level of open interest during those same calendar months during the previous five years.

More recently, as economies reopened and OPEC+ supply cuts were absorbed by the market, oil prices rose from all-time lows to stabilize around $40 per barrel in June.  U.S. and China manufacturing PMI's, some, GDP forecasts, and other pro-

cyclical indicators, while less than rosy, have risen from substantial lows in the spring.  However, unemployment in the United States and around the world remains significantly higher than it was before the COVID-19 pandemic.  Looking ahead, the full impact of the world’s initial response to COVID-19 has not been determined, and an alarming spike in cases suggests that more economic pain may lie ahead.  On the constructive side for oil prices, OPEC+ compliance with the oil production cuts has been high and production shut-ins in the United States are likely to continue affecting output.  The U.S. Energy Information Administration expects crude oil production in the United States to average 11.6 mbd in 2020 and 11 mbd in 2021.  At this stage, it is impossible to predict whether crude oil prices will rise, fall, or remain stable.  High risk remains in oil markets until demand and supply are fully balanced and the full impact of past, current, and future COVID-19 pandemic mitigation measures is known.

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

For the ten-year time period between June 30, 2010 and June 30, 2020, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis exhibited strong correlation with unleaded gasoline and diesel-heating oil, moderate correlation with the movements of large cap U.S. equities and global equities, limited correlation with natural gas, and limited negative correlation with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Large	US	Global
	Cap US	Gov’t.	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Unleaded	Heating	Natural	Crude
Correlation Matrix 10 Years	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	(0.421)	0.966	0.538	0.360	0.212	0.459
US Gov't Bonds (BEUSG4 Index)		1.000	(0.401)	(0.314)	(0.370)	(0.088)	(0.353)
Global Equities (FTSE World Index)			1.000	0.554	0.407	0.200	0.488
Unleaded Gasoline				1.000	0.661	0.142	0.732
Heating Oil					1.000	0.078	0.776
Natural Gas						1.000	0.046
Crude Oil							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended June 30, 2020, movements of crude oil displayed strong correlation with large cap U.S. equities, global equities, unleaded gasoline and diesel-heating oil and limited to negative correlation with movements with natural gas and U.S. Government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Large	US	Global
	Cap US	Gov’t.	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Unleaded	Heating	Natural	Crude
Correlation Matrix 1 Year	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	(0.595)	0.993	0.778	0.316	0.375	0.509
US Gov't Bonds (BEUSG4 Index)		1.000	(0.637)	(0.557)	(0.547)	(0.185)	(0.458)
Global Equities (FTSE World Index)			1.000	0.810	0.396	0.369	0.558
Unleaded Gasoline				1.000	0.691	0.184	0.879
Heating Oil					1.000	(0.209)	0.885
Natural Gas						1.000	(0.062)
Crude Oil							1.000

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

USL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USL has allocated substantially all of its net assets to trading in Oil Interests. USL invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USL's NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USL's account at its custodian bank and in Treasuries at the FCMs. Income received from USL's investments in money market funds and Treasuries is paid to USL. During the six months ended June 30, 2020, USL's expenses exceed the income USL earned. During the six months ended June 30, 2020, USL used other assets to pay expenses. To the extent expenses exceed income, USL's NAV will be negatively impacted.

USCF endeavors to have the value of USL’s Treasuries, cash and cash equivalents, whether held by USL or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations under its Oil Interests. Commodity pools’ trading positions in futures contracts or other related investments are typically required to be secured by the deposit of margin funds that represent only a small percentage of a futures contract’s (or other commodity interest’s) entire market value. While USCF has not and does not intend to leverage USL’s assets, it is not prohibited from doing so under the LP Agreement.

Although permitted to do so under its Limited Partnership Agreement, USL has not and does not intend to leverage its assets and makes its investments accordingly. Consistent with the foregoing, USL’s investments will take into account the need for USL to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, USL becoming leveraged. If market conditions require it, these risk reduction procedures may occur on short notice if they occur other than during a roll or rebalance period.

USL’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USL from promptly liquidating its positions in Oil Futures Contracts. During the six months ended June 30, 2020, USL did not purchase or liquidate any of its positions while daily limits were in effect; however, USL cannot predict whether such an event may occur in the future.

Prior to the initial offering of USL, all payments with respect to USL’s expenses were paid by USCF. USL does not have an obligation or intention to refund such payments by USCF. USCF is under no obligation to pay USL’s current or future expenses. Since the initial offering of shares, USL has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its shares subsequent to the initial offering, (v) other expenses, including tax reporting costs, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business.

USL may terminate at any time, regardless of whether USL has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances, including, but not limited to, (i) market conditions, regulatory requirements, risk mitigation measures taken by USL or third parties or otherwise that would lead USL to determine that it could no longer foreseeably meet its business objective or that USL's aggregate net assets in relation to its operating expenses or its margin or collateral requirements make the continued operation of USL unreasonable or imprudent, or (ii) adjudication of incompetence, bankruptcy, dissolution, withdrawal or removal of USCF as the general partner of USL could cause USL, to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions. However, no level of losses will require USL to terminate USL. USL's termination would cause the liquidation and potential loss of an investor's investment. Termination could also negatively affect the overall maturity and timing of an investor's investment portfolio.

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

USCF attempts to manage the credit risk of USL by following various trading limitations and policies. In particular, USL generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Oil Futures Contracts and Other Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USL to limit its credit exposure. An FCM, when acting on behalf of USL in accepting orders to purchase or sell Oil Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USL, all assets of USL relating to domestic Oil Futures Contracts trading. These FCMs are not allowed to commingle USL’s assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account USL’s assets related to foreign Oil Futures Contracts trading.

In the future, USL may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of June 30, 2020, USL held cash deposits and investments in Treasuries and money market funds in the amount of 246,628,227 with the custodian and the FCMs. Some or all of these amounts held by a custodian or FCMs, as applicable, may be subject to loss should USL's custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2020, USL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USL. While USL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USL’s financial position.

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

USCF pays the fees of the Marketing Agent as well as BNY Mellon’s fees for performing administrative, custodial, and transfer agency services. BNY Mellon’s fees for performing administrative services include those in connection with the preparation of USL's condensed financial statements and it’s SEC, NFA and CFTC reports. USCF and USL have also entered into a licensing agreement with the NYMEX pursuant to which USL and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee to the NYMEX. USL also pays the fees and expenses associated with its tax accounting and reporting requirements.

USCF paid BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USL's condensed financial statements and its SEC, NFA and CFTC reports through May 31, 2020. In addition to USCF’s management fee, USL pays its brokerage fees (including fees to the FCMs), OTC dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of shares, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of USL’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to th FCMs are on a contract-by-contract, or round turn, basis. USL also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

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

As of June 30, 2020, USL’s portfolio consisted of 6,903 Crude Oil Futures CL Contracts traded on the NYMEX. As of June 30, 2020, USL did not hold any Oil Futures Contracts traded on the ICE Futures. For a list of USL’s current holdings, please see USL’s website at www.uscfinvestments.com.

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

During the six month reporting period ended June 30, 2020, USL did not limit its OTC activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

USCF, as the general partner of USL and the Related Public Funds may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Except as described herein, it is not currently party to any material legal proceedings.

USCF was named as a defendant in a purported stockholder class action on June 19, 2020 by Robert Lucas, individually and on behalf of others similarly situated, against defendants USCF, United States Oil Fund, LP (“USO”), John P. Love and Stuart P. Crumbaugh. The stockholder class action is pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-04740.

The putative class action complaint alleges that beginning in March 2020, in connection with USO's registration and issuance of additional USO shares, defendants failed to disclose to investors certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. Plaintiff alleges that defendants possessed inside knowledge about the consequences of these converging adverse events on USO and did not sufficiently acknowledge them until late April and May 2020, after USO suffered losses and was allegedly forced to abandon its investment strategy. The complaint seeks to certify a class and award the class compensatory damages at an amount to be determined at trial. The defendants intend to vigorously contest such claims and move for their dismissal.

Item 1A. Risk Factors.

Other than the risk factors set forth below, there have been no material changes to the risk factors previously disclosed in USL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 13, 2020.

Investment Risk

Economic conditions impacting crude oil. The demand for crude oil correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on crude oil prices. Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates, periods of civil unrest, pandemics (e.g. COVID-19), government austerity programs, or currency exchange rate fluctuations, can also impact the demand for crude oil. Sovereign debt downgrades, defaults, inability to access debt markets due to credit or legal constraints, liquidity crises, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, and other events or conditions (e.g. pandemics, such as COVID-19), that impair the functioning of financial markets and institutions also may adversely impact the demand for crude oil.

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

Variables such as drought, floods, weather, pandemics, embargoes, tariffs and other political events may have a larger impact on crude oil prices and crude oil-linked instruments, including Oil Futures Contracts and Other Oil-Related

Investments, than on traditional securities. These additional variables may create additional investment risks that subject USL’s investments to greater volatility than investments in traditional securities.

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

COVID-19 Risk

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and has now been detected globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Subsequently, COVID-19 has resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, supply chain disruptions, and lower consumer demand, as well as general concern and uncertainty. The ongoing spread of COVID-19 has had, and is expected to continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment are increasingly impacted by the outbreak and government and other measures seeking to contain its spread. The impact of COVID-19, and other infectious illness outbreaks that may arise in the future, could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to the COVID-19 outbreak, including significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by the USL. Public health crises caused by the COVID-19 outbreak may exacerbate other pre-existing political, social and economic risks in certain countries or globally. The duration of the COVID-19 outbreak and its ultimate impact on USL and, on the global economy, cannot be determined with certainty. The COVID-19 pandemic and its effects may last for an extended period of time, and could result in significant and continued market volatility, exchange trading suspensions and closures, declines in global financial markets, higher default rates, and a substantial economic downturn or recession. The foregoing could impair USL’s ability to maintain operational standards (such as with respect to satisfying redemption requests), disrupt the operations of USL’s service providers, adversely affect the value and liquidity of USL’s investments, and negatively impact USL’s performance and your investment in USL. The extent to which COVID-19 will affect USL and USL’s service providers and portfolio investments will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19. Given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the valuation and performance of USL’s investments could be impacted adversely.

Correlation Risk

An investment in USL is not a proxy for investing in the oil markets, and the daily percentage changes in the price of the Benchmark Oil Futures Contracts, or the NAV of USL, may not correlate with daily percentage changes in the spot price of light, sweet crude oil.

An investment in USL is not a proxy for investing in the oil markets. To the extent that investors use USL as a means of indirectly investing in oil, there is the risk that the daily changes in the price of USL’s shares on the NYSE Arca, on a percentage basis, will not closely track the daily changes in the spot price of light sweet crude oil on a percentage basis. This could happen if the price of shares traded on the NYSE Arca does not correlate closely with the value of USL’s NAV; the changes in USL’s NAV do not correlate closely with the changes in the price of the Benchmark Oil Futures contracts; or the changes in the price of the Benchmark Oil Futures Contracts do not closely correlate with the changes in the cash or spot price of oil. This is a risk because if these correlations do not exist, then investors may not be able to use USL as a cost-effective way to indirectly invest in oil or as a hedge against the risk of loss in crude oil-related transactions. The degree or correlation among USL’s share price, the price of the Benchmark Oil Futures Contracts, and the spot price of oil depends on circumstances such as variations in the speculative oil market, supply of and demand for Oil Futures Contracts (including the Benchmark Oil Futures Contracts) and Other Oil-Related Investments, and technical influences on trading oil futures contracts. Investors who are not experienced in investing in oil futures contracts or the factors that influence that market or speculative trading in the oil markets and may not have the background or ready access to the types of information that investors familiar with these markets may have, and as a result, may be at greater risk of incurring losses from trading in USL shares than such other investors with such experience and resources.

Natural forces in the oil futures market known as “backwardation” and “contango” may increase USL’s tracking error and/or negatively impact total return.

The design of USL’s Benchmark Oil Futures Contracts consists of the near month contract to expire and the contracts for the 11 following months, which are changed to the next month contract to expire and the contracts for the 11 following months during one day each month. In the event of a crude oil futures market where near month contracts trade at a higher price than next month to expire contracts, a situation described as “backwardation” in the futures market, then absent the impact of the overall movement in crude oil prices the value of the benchmark contract would tend to rise as it approaches expiration. Conversely, in the event of a crude oil futures market where near month contracts trade at a lower price than next month contracts, a situation described as “contango” in the futures market, then absent the impact of the overall movement in crude oil prices the value of the benchmark contract would tend to decline as it approaches expiration.

While contango and backwardation are consistently present in trading in the futures markets, such conditions can be exacerbated by market forces. For example, extraordinary market conditions in the oil markets, including “super contango” (a higher level of contango arising from the overabundance of oil being produced and the limited availability of storage for such excess supply), occurred, and may continue to occur for an unknown duration, in the oil futures markets due to oversupply of oil in the face of weak demand during the COVID-19 pandemic when disputes among oil-producing countries regarding limitations on the production of oil also were occurring.

When compared to total return of other price indices, such as the spot price of crude oil, the impact of backwardation and contango may cause the total return of USL’s per share NAV to vary significantly. Moreover, absent the impact of rising or falling oil prices, a prolonged period of contango could have a significant negative impact on USL’s per share NAV and total return and investors could lose part or all of their investment. See “Additional Information About USL, its Investment Objective and Investments” for a discussion of the potential effects of contango and backwardation.

Other Risks

USL could become leveraged if it had insufficient assets to completely meet its margin or collateral requirements relating to its investments.

Although USL does not and will not borrow money or use debt to satisfy its margin or collateral obligations in respect of its investments, it could become leveraged if USL were to hold insufficient assets that would allow it to meet not only the current, but also future, margin or collateral obligations required for such investments. Such a circumstance could occur if USL were to hold assets that have a value of less than zero.

USCF endeavors to have the value of USL’s Treasuries, cash and cash equivalents, whether held by USL or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations under its Oil Futures Contracts and Other Oil-Related Investments. Although permitted to do so under its Limited Partnership Agreement, USL has not and does not intend to leverage its assets by making investments beyond its potential ability to meet the potential margin and collateral obligations relating to such investments. Consistent with this, USL’s investments, will take into account the need for USL to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, USL becoming leveraged, including by its holding of assets that have a high probability of having a value of less than zero. If market conditions require it, these risk reduction procedures may occur on short notice.

USL and USCF may have conflicts of interest, which may permit them to favor their own interests to the detriment of shareholders.

USL is subject to actual and potential inherent conflicts involving USCF, various commodity futures brokers and Authorized Participants. USCF’s officers, directors and employees do not devote their time exclusively to USL and are also directors, officers or employees of other entities that may compete with USL for their services. They could have a conflict between their responsibilities to USL and to those other entities. As a result of these and other relationships, parties involved with USL have a financial incentive to act in a manner other than in the best interests of USL and the shareholders. USCF has not established any formal procedure to resolve conflicts of interest. Consequently, investors are dependent on the good faith of the respective parties subject to such conflicts of interest to resolve them equitably. Although USCF attempts to monitor these conflicts, it is extremely difficult, if not impossible, for USCF to ensure that these conflicts do not, in fact, result in adverse consequences to the shareholders.

USCF serves as the general partner or sponsor to each of USL and the Related Public Funds. USCF may have a conflict to the extent that its trading decisions for USL may be influenced by the effect they would have on the other funds it manages. By way of example, if, as a result of reaching position limits imposed by the NYMEX, USL purchased Benchmark Oil Futures Contracts, this decision could impact USL’s ability to purchase additional Benchmark Oil Futures Contracts if the number of contracts held by funds managed by USCF reached the maximum allowed by the NYMEX. Similar situations could adversely affect the ability of any fund to track the Benchmark Oil Futures Contract.

USL may also be subject to certain conflicts with respect to its FCMs, including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, or purchasing opposite or competing positions on behalf of third-party accounts traded through the FCMs. In addition, USCF’s principals, officers, directors or employees may trade futures and related contracts for their own account. A conflict of interest may exist if their trades are in the same markets and at the same time as USL trades using the clearing broker to be used by USL. A potential conflict also may occur if USCF’s principals, officers, directors or employees trade their accounts more aggressively or take positions in their accounts which are opposite, or ahead of, the positions taken by USL.

USL could terminate at any time and cause the liquidation and potential loss of an investor’s investment and could upset the overall maturity and timing of an investor’s investment portfolio.

USL may terminate at any time, regardless of whether USL has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances, including, but not limited to, (i) market conditions, regulatory requirements, risk mitigation measures taken by USL or third parties or otherwise that would lead USL to determine that it could no longer foreseeably meet its investment objective or that USL’s aggregate net assets in relation to its operating expenses or its margin or collateral requirements make the continued operation of USL unreasonable or imprudent, or (ii) adjudication of incompetence, bankruptcy, dissolution, or removal of USCF as the general partner of USL, could cause USL to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions. However, no level of losses will require USCF to terminate USL. USL’s termination would cause the liquidation and potential loss of an investor’s investment. Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

An unanticipated number of creation requests during a short period of time could result in a shortage of shares.

While USCF makes every effort to predict and maintain an adequate amount of shares outstanding, if a substantial number of requests for Creation Baskets are received by USL during a relatively short period of time that substantially differ from past creation volumes, due to market volatility or otherwise, including, for example, volatility that occurred during the COVID-19 pandemic and disputes among oil-producing countries regarding limits on the production of crude oil. Among other things, such conditions could result in circumstances where, because of high demand for its shares, USL may not have sufficient shares available for sale to satisfy demand and Authorized Participants may, therefore, be unable to purchase additional Creation Baskets.

In the event that there was a suspension in the ability of Authorized Participants to purchase additional Creation Baskets, Authorized Participants and other groups that make a market in shares of USL would likely still continue to actively trade the shares. However, in such a situation, Authorized Participants and other market makers may seek to adjust the market they make in the shares. Specifically, such market participants may increase the spread between the prices that they quote for offers to buy and sell shares to allow them to adjust to the potential uncertainty as to when they might be able to purchase additional Creation Baskets of shares. In addition, Authorized Participants may be less willing to offer to quote offers to buy or sell shares in large numbers. The potential impact of either wider spreads between bid and offer prices, or reduced number of shares on which quotes may be available, could increase the trading costs to investors in USL compared to the quotes and the number of shares on which bids and offers are made if the Authorized Participants still were able to freely create new baskets of shares. In addition, there could be a significant variation between the market price at which shares are traded and the shares’ net asset value, which is also the price shares can be redeemed with USL by Authorized Participants in Redemption Baskets. The foregoing could also create significant deviations from USL’s investment objective. Any potential impact to the market in shares of USL that could occur from the Authorized Participants inability to create new baskets would likely not extend beyond the time when additional shares would be registered and available for distribution.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)

USL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USL redeemed 246 baskets (comprising 12,300,000 shares) during the second quarter of the year ending December 31, 2020. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2020:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price
Period	Redeemed	Per Share
4/1/20 to 4/30/20	5,700,000	$11.87
5/1/20 to 5/31/20	1,900,000	$12.33
6/1/20 to 6/30/20	4,700,000	$14.52
Total	12,300,000

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

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States 12 Month Oil Fund, LP (Registrant)

By: United States Commodity Funds LLC, its general partner

By:	/s/ John P. Love
John P. Love
President and Chief Executive Officer
(Principal executive officer)

Date:	August 7, 2020

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date:	August 7, 2020