Form 10-Q
period 2020-09-30
United States 12 Month Oil Fund, LP
filed 2020-11-06
CIK 1405528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2020.

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

The registrant had 13,500,000 outstanding shares as of November 2, 2020.

United States 12 Month Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Financial Condition

At September 30, 2020 (Unaudited) and December 31, 2019

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents (at cost $187,052,113 and $45,166,882, respectively) (Notes 2 and 5)	$187,052,113	$45,166,882
Equity in trading accounts:
Cash and cash equivalents (at cost $0 and $6,440,093, respectively)	—	6,440,093
Unrealized gain (loss) on open commodity futures contracts	37,172,030	3,602,591
Dividends receivable	2,329	12,950
Interest receivable	3,352	6,320
Prepaid insurance*	2,953	1,441
Prepaid registration fees	93,587	—
ETF transaction fees receivable	364	—

Total Assets	$224,326,728	$55,230,277

Liabilities and Partners’ Capital
Payable due to Broker	$10,212,377	$—
Payable for shares redeemed	1,511,374	—
General Partner management fees payable (Note 3)	107,332	28,094
Professional fees payable	122,655	119,417
Brokerage commissions payable	12,602	3,422
Directors’ fees payable*	3,240	1,953
License fees payable	8,454	352

Total Liabilities	11,978,034	153,238

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	212,348,694	55,077,039
Total Partners’ Capital	212,348,694	55,077,039

Total Liabilities and Partners’ Capital	$224,326,728	$55,230,277

Limited Partners’ shares outstanding	14,050,000	2,400,000
Net asset value per share	$15.11	$22.95
Market value per share	$15.05	$22.99

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2020

			Fair Value/
			Unrealized Gain
			(Loss) on Open	% of
	Notional	Number of	Commodity	Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts – Long
United States Contracts
NYMEX WTI Crude Oil Futures November 2020 contracts, expiring October 2020	$11,915,360	424	$5,137,920	2.42
NYMEX WTI Crude Oil Futures December 2020 contracts, expiring November 2020	12,271,180	424	4,888,100	2.30
NYMEX WTI Crude Oil Futures January 2021 contracts, expiring December 2020	12,586,490	424	4,708,470	2.22
NYMEX WTI Crude Oil Futures February 2021 contracts, expiring January 2021	12,850,930	424	4,588,190	2.16
NYMEX WTI Crude Oil Futures March 2021 contracts, expiring February 2021	13,064,350	423	4,477,460	2.11
NYMEX WTI Crude Oil Futures April 2021 contracts, expiring March 2021	13,296,480	424	4,418,240	2.08
NYMEX WTI Crude Oil Futures May 2021 contracts, expiring April 2021	13,479,180	424	4,345,780	2.05
NYMEX WTI Crude Oil Futures June 2021 contracts, expiring May 2021	14,459,530	423	3,424,910	1.61
NYMEX WTI Crude Oil Futures July 2021 contracts, expiring June 2021	17,015,120	424	992,160	0.47
NYMEX WTI Crude Oil Futures August 2021 contracts, expiring July 2021	17,778,320	424	301,040	0.14
NYMEX WTI Crude Oil Futures September 2021 contracts, expiring August 2021	18,965,520	424	(822,560)	(0.39)
NYMEX WTI Crude Oil Futures October 2021 contracts, expiring September 2021	17,485,760	424	712,320	0.34
Total Open Futures Contracts*	$175,168,220	5,086	$37,172,030	17.51

			% of
	Shares/Principal	Market	Partners’
	Amount	Value	Capital
Cash Equivalents
United States Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio, 0.01%#	$200,000	$200,000	0.09
Goldman Sachs Financial Square Funds - Government Fund - Class FS, 0.00%#	9,996,000	9,996,000	4.71
RBC U.S. Government Money Market Fund - Institutional Share Class, 0.03%#	10,000,000	10,000,000	4.71
Total United States Money Market Funds		$20,196,000	9.51

#    Reflects the 7-day yield at September 30, 2020.

*    Collateral amounted to $37,172,030 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2020 and 2019

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$39,251,150	$(2,101,373)	$49,901,670	$(4,026,962)
Change in unrealized gain (loss) on open commodity futures contracts	(29,204,600)	(2,236,727)	33,569,439	10,893,372
Realized gain (loss) on short-term investments	—	—	1,240	—
Dividend income	45,883	51,826	157,787	202,243
Interest income*	17,590	237,051	232,022	775,700
ETF transaction fees	6,650	350	27,664	3,500
Total Income (Loss)	$10,116,673	$(4,048,873)	$83,889,822	$7,847,853

Expenses
General Partner management fees (Note 3)	$367,521	$79,675	$777,556	$255,832
Professional fees	109,661	27,442	184,062	104,058
Brokerage commissions	15,806	1,627	89,983	5,484
Directors’ fees and insurance	4,990	3,393	12,892	9,398
License fees	9,188	1,992	19,439	6,396
Registration fees	47,005	—	86,655	—
Total Expenses	$554,171	$114,129	$1,170,587	$381,168

Net Income (Loss)	$9,562,502	$(4,163,002)	$82,719,235	$7,466,685
Net Income (Loss) per limited partner share	$0.41	$(1.64)	$(7.84)	$2.34
Net Income (Loss) per weighted average limited partner share	$0.61	$(1.66)	$6.83	$2.82
Weighted average limited partner shares outstanding	15,694,022	2,505,435	12,112,044	2,651,465

*    Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statement in Changes in Partners’ Capital (Unaudited)

For the three and nine months ended September 30, 2020 and 2019

	Limited Partners*
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Balances at beginning of period	$274,879,982	$54,506,398	$55,077,039	$50,798,630
Addition of 0, 50,000, 28,750,000 and 100,000 partnership shares, respectively	—	1,070,677	302,421,810	2,254,827
Redemption of (4,650,000), (-), (17,100,000) and (400,000) partnership shares, respectively	(72,093,790)	—	(227,869,390)	(9,106,069)
Net income (loss)	9,562,502	(4,163,002)	82,719,235	7,466,685

Balances at end of period	$212,348,694	$51,414,073	$212,348,694	$51,414,073

*    General Partners' shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2020 and 2019

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Cash Flows from Operating Activities:
Net income (loss)	$82,719,235	$7,466,685
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(33,569,439)	(10,893,372)
(Increase) decrease in dividends receivable	10,621	(13,435)
(Increase) decrease in interest receivable	2,968	(3,466)
(Increase) decrease in prepaid insurance*	(1,512)	(1,481)
(Increase) decrease in prepaid registration fees	(93,587)	—
Increase (decrease) in payable due to Broker	10,212,377	—
Increase (decrease) in General Partner management fees payable	79,238	(1,589)
Increase (decrease) in professional fees payable	3,238	(34,445)
Increase (decrease) in brokerage commissions payable	9,180	—
Increase (decrease) in directors' fees payable*	1,287	(59)
Increase (decrease) in license fees payable	8,102	(913)
Net cash provided by (used in) operating activities	59,381,708	(3,482,075)

Cash Flows from Financing Activities:
Addition of partnership shares	302,421,446	2,254,827
Redemption of partnership shares	(226,358,016)	(9,106,069)
Net cash provided by (used in) financing activities	76,063,430	(6,851,242)

Net Increase (Decrease) in Cash and Cash Equivalents	135,445,138	(10,333,317)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	51,606,975	66,728,725
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$187,052,113	$56,395,408

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$187,052,113	$42,358,238
Equity in Trading Accounts:
Cash and cash equivalents	—	14,037,170
Total Cash, Cash Equivalents and Equity in Trading Accounts	$187,052,113	$56,395,408

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended September 30, 2020 (Unaudited)

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

United States Commodity Funds LLC (“USCF”), the general partner of USL, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USL accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of September 30, 2020, USL held 5,086 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures.

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

On December 4, 2007, USL initially registered 11,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On December 6, 2007, USL listed its shares on the AMEX under the ticker symbol “USL” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USL established its initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. USL also commenced investment operations on December 6, 2007, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of September 30, 2020, USL had registered a total of 311,000,000 shares.

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

In accordance with U.S. GAAP, USL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USL files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USL is not subject to income tax return examinations by major taxing authorities for years before 2017. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USL recording a tax liability that reduces net assets. However, USL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2020.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2020.

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

Ongoing Registration Fees and Other Offering Expenses

USL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2020 and 2019, USL incurred $86,655 and $0, respectively, in registration fees and offering expenses.

Independent Directors’ and Officers’ Expenses

USL is responsible for paying its portion of the directors’ and officers’ liability insurance for USL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USL and the Related Public Funds. USL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2020 are estimated to be a total of $20,000 for USL and, in the aggregate for USL and the Related Public Funds, $574,000.

Licensing Fees

As discussed in Note 4 below, USL entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USL and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2020 and 2019, USL incurred $19,439 and $6,396, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USL’s audit expenses and tax accounting and reporting requirements are paid by USL. These costs are estimated to be $220,000 for the year ending December 31, 2020. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

Brokerage and Futures Commission Merchant Agreements

USL entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as USL's FCM effective October 10, 2013. In addition, USL entered into a Commodity Futures Customer Agreement dated as of May 28, 2020 with RCG Division of Marex Spectron ("RCG") and a customer agreement with ED & F Man Capital Markets Inc. ("MCM") on June 5, 2020, pursuant to which RCG and MCM each act as an FCM for USL. The agreements with USL's

FCMs require the FCMs to provide services to USL in connection with the purchase and sale of Oil Futures Contracts and Other Oil-Related Investments that may be purchased and sold by or through the applicable FCM for USL’s account. In accordance with the agreement, USL pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Oil Futures Contracts and options on Oil Futures Contracts. Such fees include those incurred when purchasing Oil Futures Contracts and options on Oil Futures Contracts when USL issues shares as a result of a Creation Basket, as well as fees incurred when selling Oil Futures Contracts and options on Oil Futures Contracts when USL redeems shares as a result of a Redemption Basket. Such fees are also incurred when Oil Futures Contracts and options on Oil Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. USL also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Nine months	Nine months
	ended	ended
	September 30, 2020	September 30, 2019
Total commissions accrued to brokers	$89,983	$5,484
Total commissions as annualized percentage of average total net assets	0.07%	0.01%
Commissions accrued as a result of rebalancing	$26,140	$5,021
Percentage of commissions accrued as a result of rebalancing	29.05%	91.56%
Commissions accrued as a result of creation and redemption activity	$63,843	$463
Percentage of commissions accrued as a result of creation and redemption activity	70.95%	8.44%

The increase in total commissions accrued to brokers for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was due primarily to a higher number of crude oil futures contracts being held and traded.

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

USL may enter into futures contracts, options on futures contracts, cleared swaps, and OTC-swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, and provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties. OTC swaps are entered into between two parties in private contracts. In an OTC swap, each party bears credit risk to the other party, i.e., the risk that the other party may not be able to perform its obligations under the OTC swap.

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

All of the futures contracts held by USL through September 30, 2020 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USL’s cash in money market funds that seek to maintain a stable per share NAV. USL is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2020 and December 31, 2019, USL held investments in money market funds in the amounts of $20,196,000 and $13,000,000, respectively. USL also holds cash deposits with its custodian. As of September 30, 2020 and December 31, 2019, USL held cash deposits and investments in Treasuries in the amounts of $166,856,113 and $38,606,975, respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should USL’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and nine months ended September 30, 2020 and 2019 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$14.70	$21.80	$22.95	$17.82
Total income (loss)	0.45	(1.59)	(7.74)	2.48
Total expenses	(0.04)	(0.05)	(0.10)	(0.14)
Net increase (decrease) in net asset value	0.41	(1.64)	(7.84)	2.34
Net asset value, end of period	$15.11	$20.16	$15.11	$20.16

Total Return	2.79%	(7.52)%	(34.16)%	13.13%

Ratios to Average Net Assets
Total income (loss)	4.15%	(7.69)%	48.46%	13.77%
Management fees*	0.60%	0.60%	0.60%	0.60%
Expenses excluding management fees*	0.30%	0.26%	0.30%	0.29%
Net income (loss)	3.92%	(7.90)%	47.79%	13.10%

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

The following table summarizes the valuation of USL’s securities at September 30, 2020 using the fair value hierarchy:

At September 30, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$20,196,000	$20,196,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	37,172,030	37,172,030	—	—

The following table summarizes the valuation of USL’s securities at December 31, 2019 using the fair value hierarchy:

At December 31, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$50,852,898	$50,852,898	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	3,602,591	3,602,591	—	—

Effective January 1, 2009, USL adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of	Fair Value	Fair Value
	Financial	at September 30,	at December 31,
Derivatives not Accounted for as Hedging Instruments	Condition Location	2020	2019
Futures - Commodity Contracts	Assets	$37,172,030	$3,602,591

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended		For the nine months ended
		September 30, 2020		September 30, 2019
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
	Gain (Loss)	gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Derivatives not Accounted for as Hedging Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$49,901,670		$(4,026,962)

	Change in unrealized gain (loss) on open positions		$33,569,439		$10,893,372

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

The accountability levels for the Benchmark Oil Futures Contracts and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contracts is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, ICE Futures maintains accountability levels, position limits and monitoring authority for its futures contracts for light, sweet crude oil. If USL and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USL could be ordered to reduce its net futures contracts back to the accountability level. As of September 30, 2020, USL held 5,086 futures contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures. For the nine months ended September 30, 2020, USL did not exceed the accountability levels imposed by the NYMEX or ICE Futures, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and USL did not reduce the number of Oil Futures Contracts held as a result.

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

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USL will run up against such position limits because USL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during a one day each month. The April 23 CME Letter, discussed above, ordered USCF and the Related Public Funds not to assume a position in the light, sweet crude oil futures contract for June 2020 in excess of 15,000 long futures contracts, for July 2020 in 78,000 long futures contracts, for August 2020 in 50,000 long futures contracts, for September 2020 in 35,000 long futures contracts. The foregoing accountability levels and position limits are subject to change. For the nine months ended September 30, 2020, USL did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

Price Movements

Crude oil futures prices were volatile during the nine months ended September 30, 2020. The average price of the Benchmark Oil Futures Contracts started the period at $58.60 per barrel. The high of the period was on January 6, 2020 when the average price reached $60.66 per barrel. The average low price of the period was on April 21, 2020 when the average price dropped to $24.80 per barrel. The period ended with the average price of the Benchmark Oil Futures Contracts at $41.75 per barrel, a decrease of approximately (28.75)% over the period. USL’s per share NAV began the period at $22.95 and ended the period at $15.11 on September 30, 2020, a decrease of approximately (34.16)% over the period. The average Benchmark Oil Futures Contracts prices listed above began with the February 2020 to January 2021 contracts and ended with the November 2020 to October 2021 contracts. The decrease of approximately (28.75)% on the average price of the Benchmark Oil Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USL seeks to track, which are more fully described below in the section titled “Tracking USL’s Benchmark.”

During the nine months ended September 30, 2020, the crude oil futures market was in states of both contango and backwardation. During periods of contango the price of the near month crude Oil Futures Contract is lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. During periods of backwardation, the price of the near month crude Oil Futures Contract is higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

As of September 30, 2020, USL had issued 52,050,000 shares, 14,050,000 of which were outstanding. As of September 30, 2020, there were 258,950,000 shares registered but not yet issued. USL has registered 311,000,000 shares since inception.

More shares may have been issued by USL than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by USL cannot be resold by USL. As a result, USL contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of September 30, 2020, USL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, and Virtu Financial BD LLC.

For the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

	Nine	Nine
	months ended	months ended
	September 30, 2020	September 30, 2019
Average daily total net assets	$173,105,477	$57,007,837
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$389,809	$977,943
Annualized yield based on average daily total net assets	0.30%	2.29%
Management fee	$777,556	$255,832
Total fees and other expenses excluding management fees	$393,031	$125,336
Fees and expenses related the registration or offering of additional shares	$86,655	$—
Total commissions accrued to brokers	$89,983	$5,484
Total commissions as annualized percentage of average total net assets	0.07%	0.01%
Commissions accrued as a result of rebalancing	$26,140	$5,021
Percentage of commissions accrued as a result of rebalancing	29.05%	91.56%
Commissions accrued as a result of creation and redemption activity	$63,843	$463
Percentage of commissions accrued as a result of creation and redemption activity	70.95%	8.44%

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

Average interest rates earned on short-term investments held by USL, including cash, cash equivalents and Treasuries, were lower during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. As a result, the amount of income earned by USL as a percentage of average daily total net assets was lower during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.

The increase in total fees and other expenses excluding management fees for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019 was due primarily to an increase in total commissions accrued to brokers and reporting fees.

The increase in total commissions accrued to brokers for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was due primarily to a higher number of Oil Futures Contracts being held and traded.

For the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

	Three	Three
	months ended	months ended
	September 30, 2020	September 30, 2019
Average daily total net assets	$243,682,166	$52,683,847
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$63,473	$288,877
Annualized yield based on average daily total net assets	0.10%	2.18%
Management fee	$367,521	$79,675
Total fees and other expenses excluding management fees	$186,650	$34,454
Fees and expenses related the registration or offering of additional shares	$47,005	$—
Total commissions accrued to brokers	$15,806	$1,627
Total commissions as annualized percentage of average total net assets	0.03%	0.01%
Commissions accrued as a result of rebalancing	$9,535	$1,575
Percentage of commissions accrued as a result of rebalancing	60.33%	96.80%
Commissions accrued as a result of creation and redemption activity	$6,271	$52
Percentage of commissions accrued as a result of creation and redemption activity	39.67%	3.20%

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

Average interest rates earned on short-term investments held by USL, including cash, cash equivalents and Treasuries, were lower during the three months ended September 30, 2020, compared to the three months ended September 30, 2019. As a result, the amount of income earned by USL as a percentage of average daily total net assets was lower during the three months ended September 30, 2020, compared to the three months ended September 30, 2019.

The increase in total fees and other expenses excluding management fees for the three months ended September 30, 2020, compared to the three months ended September 30, 2019 was due primarily to an increase in total commissions accrued to brokers and reporting fees.

The increase in total commissions accrued to brokers for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was due primarily to a higher number of Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended September 30, 2020, the average daily change in the Benchmark Oil Futures Contracts was (0.223)%, while the average daily change in the per share NAV of USL over the same time period was (0.228)%. The average daily difference was (0.005)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal. The average daily difference expressed as a percentage of the average daily change in Benchmark Oil Futures Contracts for the same period was (9.642)%. This ratio expressed in percentage terms is significantly affected by days or periods with flat price returns, and therefore, is not a meaningful measure of how well USL tracks its benchmark.

Since the commencement of the offering of USL’s shares to the public on December 6, 2007 to September 30, 2020, the average daily change in the Benchmark Oil Futures Contracts was (0.013)%, while the average daily change in the per share NAV of USL over the same time period was (0.014)%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal. The average daily difference expressed as a percentage of the average daily change in Benchmark Oil Futures Contract for the same period was (0.636)%. This ratio expressed in percentage terms is significantly affected by days or periods with flat price returns, and therefore, is not a meaningful measure of how well USL tracks its benchmark.

The following two graphs demonstrate the correlation between the changes in USL’s NAV and the changes in the Benchmark Oil Futures Contracts. The first graph exhibits the daily changes in the last 30 valuation days ended September 30, 2020. The second graph measures monthly changes since September 30, 2015 through September 30, 2020.

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

For the nine months ended September 30, 2020, the actual total return of USL as measured by changes in its per share NAV was (34.16)%. This is based on an initial per share NAV of $22.95 as of December 31, 2019 and an ending per share NAV as of September 30, 2020 of $15.11. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $15.13 as of September 30, 2020, for a total return over the relevant time period of (34.07)%. The difference between the actual per share NAV total return of USL of (34.16)% and the expected total return based on the Benchmark Oil Futures Contracts of (34.07)% was a difference over the time period of (0.09)%, which is to say that USL’s actual total return underperformed its benchmark by that percentage. USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USL to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contracts.

By comparison, for the nine months ended September 30, 2019, the actual total return of USL as measured by changes in its per share NAV  was 13.13%. This was based on an initial per share NAV of $17.82 as of December 31, 2018 and an ending per share NAV as of September 30, 2019 of $20.16. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $19.95 as of September 30, 2019, for a total return over the relevant time period of 11.95%. The difference between the actual per share NAV total return of USL of 13.13% and the expected total return based on the Benchmark Oil Futures Contracts of 11.95% was a difference over the time period of 1.18%, which is to say that USL’s actual total return outperformed its benchmark by that percentage. USL incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USL to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contracts.

There are currently three factors that have impacted or are most likely to impact USL’s ability to accurately track its Benchmark Oil Futures Contracts.

First, USL may buy or sell its holdings in the then current Benchmark Oil Futures Contracts at a price other than the closing settlement price of that contract on the day during which USL executes the trade. In that case, USL may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contracts, which could cause the changes in the daily per share NAV of USL to either be too high or too low relative to the daily changes in the average price of the Benchmark Oil Futures Contracts. During the nine months ended September 30, 2020, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USL’s attempt to track the Benchmark Oil Futures Contracts.

Second, USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USL to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contracts. At the same time, USL earns dividend and interest income on its cash, cash equivalents and Treasuries. USL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2020. Interest payments, and any other income, were retained within the portfolio and added to USL’s NAV. When this income exceeds the level of USL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USL will realize a net yield that will tend to cause daily changes in the per share NAV of USL to track slightly higher than daily changes in the average of the prices of the Benchmark Oil Futures Contracts. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contracts. USCF anticipates that interest rates may continue to stagnate over the near future near historical lows. It is anticipated that fees and expenses paid by USL may be higher than interest earned by USL. As such, USCF anticipates that USL could possibly underperform its benchmark so long as interest earned is less than the fees and expenses paid by USL.

Third, USL may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contracts’ total return movements. In that case, the error in tracking the Benchmark Oil Futures Contracts could result in daily changes in the per share NAV of USL that are either too high, or too low, relative to the daily changes in the average price of the Benchmark Oil Futures Contracts. During the nine months ended September 30, 2020, USL did not hold any Other Oil-Related Investments. If USL increases in size, and due to its obligations to comply with regulatory limits, USL may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Near Month Price (CL1) minus One-Year Forward Price (CL13)
(10 years ending 9/30/2020)*
$20.00
$15.00
$10.00
$5.00
$0.00
-$5.00
-$10.00
-$15.00
-$20.00
Backwardation Market
Contango Market
Sep-10
Sep-11
Sep-12
Sep-13
Sep-14
Sep-15
Sep-16
Sep-17
Sep-18
Sep-19
Sep-20

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place somewhat less often than contango since oil futures trading started in 1983. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. A combination of improved transportation and storage capacity, along with growing demand for crude oil globally, moderated the inventory build-up and led to reduced levels of contango by 2011. However, at the end of November 2014, global crude oil inventories grew rapidly after OPEC voted to defend its market share against U.S. shale-oil producers, resulting in another period during which the crude oil market remained primarily in contango. This period of contango continued through December 31, 2017. Declining global crude oil inventories caused the market to flip into backwardation at the beginning of 2018 through late October 2018, at which point ongoing supply growth in the U.S., combined with increased OPEC production, once again led market participants to fear another global glut of crude oil. The crude oil market was primarily in contango the first half of 2019 and in backwardation during the second half of 2019. Crude oil flipped back into contango in January 2020.

In March 2020, contango dramatically increased and reached historic levels during the economic crisis arising from the COVID-19 pandemic and disputes among oil producing nations regarding limits on oil production levels. This level of contango was due to significant market volatility that occurred in crude oil markets as well as oil futures markets. Crude oil prices collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia's unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. Eventually, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. The supply cut along with the partial reopening of economies during the third quarter of 2020 reduced some of the unprecedented volatility oil markets experienced in the spring of 2020. Likewise, contango returned to moderate levels in May 2020.

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

Periods of contango or backwardation do not materially impact USL’s investment objective of having the daily percentage changes in its per share NAV track the daily percentage changes in the average of the prices of the Benchmark Oil Futures Contracts since the impact of backwardation and contango tend to equally impact the daily percentage changes in price of both USL’s shares and the Benchmark Oil Futures Contracts. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods. Contango may persist for the foreseeable future, potentially at extreme levels at times, as a result of the ongoing uncertainty in the wake of the COVID-19 crisis.

Crude Oil Market. During the nine months ended September 30, 2020, crude oil prices traded in a range $24.80 to $60.66. (USO had already rolled out of the front month May WTI crude oil futures contract during the period when it went negative). Crude oil declined (28.75)% from the end of 2019 through September 30, 2020 finishing the quarter at $41.75.

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

During the second quarter of 2020, the International Energy Agency (IEA) reported that crude oil demand fell an average of 16.4 mbd while global crude oil supply declined by an average of 13.7 mbd. Demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. Supply declined largely due to the historic agreement in April between the United States, OPEC, Russia, and other oil producers. The bulk of the supply decline came from voluntary OPEC+ cuts while 2.8 mbd resulted from market-driven cuts in the United States. As of June 30, 2020, U.S. production had dropped over 15%, rapidly falling back to 11 mbd. Oil producing rigs in the United States fell to 180 from over 670 at the start of the year, a massive decline that will likely see U.S. supply fall further. Finally, in late June storage in the U.S. spiked to 541 million barrels while global storage reached 3.351 billion barrels.

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

Second, crude oil price volatility went off-the-charts. For example, the 30-day annualized volatility of front month WTI crude oil futures prices reached 993% after averaging 35% in 2019 and 25% in the first two months of 2020. (If May crude oil futures had not gone negative on April 20, 2020, volatility would “only” have reached 416%).

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

Fourth, market participants moved away from the front of the futures curve in favor of deferred contract months. The move to deferred contract months caused a historic change to relative levels of open interest among the different futures contracts. For example, open interest in the front month futures contract fell an average of 40% during April, May, and June of 2020 compared to the average level of open interest during those same calendar months during the previous five years.

More recently, as economies reopened and OPEC+ supply cuts were absorbed by the market, WTI crude oil prices rose from all-time lows in the spring of 2020 to stabilize around $40 per barrel in June. During the third quarter of 2020, WTI crude oil inventories in the United States fell to 492 mbd while crude oil production in the United States declined below 11 mbd per day. Prices for WTI crude oil remained fairly stable ranging between approximately $37 and $43 per barrel during the third quarter of 2020. The full impact of the world’s initial response to the COVID-19 pandemic still has not been determined, and rising cases suggest that more economic pain may lie ahead. At this stage, it is impossible to predict whether crude oil prices will rise, fall, or remain stable. High risk remains in oil markets until demand and supply are fully balanced and the full impact of past, current, and future COVID-19 pandemic mitigation measures is known.

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

For the ten-year time period between September 30, 2010 and September 30, 2020, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis exhibited strong correlation with unleaded gasoline and diesel-heating oil, moderate correlation with the movements of large cap U.S. equities and global equities, limited correlation with natural gas, and limited negative correlation with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Large	US	Global
	Cap US	Gov’t	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Unleaded	Heating	Natural	Crude
Correlation Matrix 10 Years	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	(0.419)	0.965	0.531	0.337	0.225	0.450
US Gov’t Bonds (BEUSG4 Index)		1.000	(0.407)	(0.309)	(0.365)	(0.078)	(0.350)
Global Equities (FTSE World Index)			1.000	0.555	0.391	0.211	0.484
Unleaded Gasoline				1.000	0.665	0.132	0.732
Heating Oil					1.000	0.051	0.770
Natural Gas						1.000	0.042
Crude Oil							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended September 30, 2020, movements of crude oil displayed strong correlation with unleaded gasoline and heating oil, moderate correlation with the movements of large cap U.S. equities and global equities, limited to moderate negative correlation with movements with U.S. Government bonds, and natural gas.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Large	US	Global
	Cap US	Gov’t	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Unleaded	Heating	Natural	Crude
Correlation Matrix 1 Year	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	(0.680)	0.991	0.743	0.278	0.465	0.490
US Gov’t Bonds (BEUSG4 Index)		1.000	(0.732)	(0.582)	(0.595)	(0.386)	(0.501)
Global Equities (FTSE World Index)			1.000	0.787	0.377	0.442	0.544
Unleaded Gasoline				1.000	0.696	0.173	0.878
Heating Oil					1.000	(0.113)	0.840
Natural Gas						1.000	(0.003)
Crude Oil							1.000

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

USL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USL has allocated substantially all of its net assets to trading in Oil Interests. USL invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USL's NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USL's account at its custodian bank and in money market funds and Treasuries at the FCMs. Income received from USL's investments in money market funds and Treasuries is paid to USL. During the nine months ended September 30, 2020, USL's expenses exceeded the income USL earned. During the nine months ended September 30, 2020, USL used other assets to pay expenses. To the extent expenses exceed income, USL's NAV will be negatively impacted.

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

USL’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USL from promptly liquidating its positions in Oil Futures Contracts. During the nine months ended September 30, 2020, USL did not purchase or liquidate any of its positions while daily limits were in effect; however, USL cannot predict whether such an event may occur in the future.

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

As of September 30, 2020, USL held cash deposits and investments in Treasuries and money market funds in the amount of $187,052,113 with the custodian and the FCMs. Some or all of these amounts held by a custodian or FCMs, as applicable, may be subject to loss should USL's custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2020, USL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USL. While USL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USL’s financial position.

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

USCF paid BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USL's condensed financial statements and its SEC, NFA and CFTC reports through May 31, 2020. In addition to USCF’s management fee, USL pays its brokerage fees (including fees to the FCMs), OTC dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of shares, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of USL’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to the FCMs are on a contract-by-contract, or round turn, basis. USL also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

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

As of September 30, 2020, USL’s portfolio consisted of 5,086 Crude Oil Futures CL Contracts traded on the NYMEX. As of September 30, 2020, USL did not hold any Oil Futures Contracts traded on the ICE Futures. For a list of USL’s current holdings, please see USL’s website at www.uscfinvestments.com.

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

During the nine month reporting period ended September 30, 2020, USL limited its OTC activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, USL may be involved in legal proceedings arising primarily from the ordinary course of its business. USL is not currently party to any material legal proceedings. In addition, USCF, as the general partner of USL and the Related Public Funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described herein, USCF is not currently party to any material legal proceedings.

SEC and CFTC Wells Notices

On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice relates to USO’s disclosures in late April and early May regarding constraints imposed on USO’s ability to invest in Oil Futures Contracts. The SEC Wells Notice states that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, in each case with respect to its disclosures and USO’s actions.

On August 19, 2020, USCF, USO, and John Love received a Wells Notice from the staff of the CFTC (the “CFTC Wells Notice”). The CFTC Wells Notice states that the CFTC staff has made a preliminary determination to recommend that the CFTC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 4o(1)(A) and (B) and 6(c)(1) of the Commodity Exchange Act, 7 U.S.C. §§ 6o(1)(A), (B), 9(1) (2018), and CFTC Regulations 4.26, 4.41, and 180.1(a), 17 C.F.R. §§ 4.26, 4.41, 180.1(a) (2019), in each case with respect to its disclosures and USO’s actions.

A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. USCF, USO, and Mr. Love maintain that USO’s disclosures and their actions were appropriate. They intend to vigorously contest the allegations made by the SEC staff in the SEC Wells Notice and the CFTC staff in the CFTC Wells Notice.

In re: United States Oil Fund, LP Securities Litigation

On June 19, 2020, USCF, USO, John P. Love and Stuart P. Crumbaugh were named as defendants in a putative class action filed by purported shareholder Robert Lucas, on behalf of all persons who purchased USO securities during the period from March 19, 2020 to April 28, 2020, asserting claims under the Securities Exchange Act of 1934 (the “Lucas Class Action”).  On July 31, 2020, USCF, USO, John P. Love and Stuart P. Crumbaugh were named as defendants in a putative class action filed by purported stockholder Moshe Ephrati, on behalf of all persons and entities who purchased or otherwise acquired USO securities during the period from March 19, 2020 to April 28, 2020 (the “Ephrati Class Action”). On August 13, 2020, USCF, USO, John P. Love and Stuart P. Crumbaugh were named as defendants in a putative class action filed by purported stockholder Danny Palacios, on behalf of all persons who purchased USO securities during the period from February 25, 2020 to April 28, 2020 (the “Palacios Class Action”).

The Lucas, Ephrati, and Palacios Class Action complaints each challenged disclosures in a March 19, 2020 registration statement as well as subsequent public statements.  The Palacios Class Action complaint also challenged disclosures in a February 25, 2020 prospectus and related registration statement. The Lucas, Ephrati, and Palacios Class Action complaints each alleged that the defendants failed to disclose to investors in USO certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. Plaintiffs alleged that USCF, USO, and the other defendants possessed inside knowledge about the consequences of these converging adverse events on USO and did not sufficiently acknowledge them until late April and May 2020, after USO suffered losses and was allegedly forced to abandon its investment strategy. The Lucas, Ephrati, and Palacios Class Action complaints each sought to certify a class and award the class compensatory damages at an amount to be determined at trial.

On August 18, 2020, pursuant to the Private Securities Litigation Reform Act (“PSLRA”), 15 U.S.C. § 78u-4, motions were filed seeking to consolidate the Lucas, Ephrati, and Palacios Class Actions, appoint a lead plaintiff, and approve selection of lead counsel.

On September 16, 2020, the U.S. District Court for the Southern District of New York entered an order that consolidated the Class Actions under the caption In re: United States Oil Fund, LP Securities Litigation, No. 20-cv-4740 (PGG), appointed Nutit, A.S. as lead plaintiff, and approved lead counsel.  The order also set a schedule for filing any amended or consolidated complaint and briefing on defendants’ anticipated motion(s) to dismiss, which contemplates that briefing will be completed on or before April 15, 2021. Any other related securities class actions filed in, or transferred to, the U.S. District Court for the Southern District of New York, in the future also will be consolidated into In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest the claims in In re: United States Oil Fund, LP Securities Litigation and move for their dismissal.

Wang Class Action

On July 10, 2020, purported shareholder Momo Wang filed a putative class action complaint, individually and on behalf of others similarly situated, against defendants USO, USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F. Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes, III, ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC, asserting claims under the Securities Act of 1933 (the “Wang Class Action”).

The Wang Class Action asserted federal securities claims under the Securities Act of 1933, challenging disclosures in a March 19, 2020 registration statement.  It alleged that defendants in the Wang Class Action failed to disclose to investors in USO certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The putative stockholder class action was pending in the U.S. District Court for the Northern District of California as Case No. 3:20-cv-4596 but was voluntarily dismissed on August 4, 2020.

Mehan Action

On August 10, 2020, ,  purported shareholder Darshan Mehan filed a complaint derivatively on behalf of nominal defendant USO, against defendants USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes, III (the “Mehan Action”).  The action is pending in the Superior Court of the State of California for the County of Alameda as Case No. RG20070732.

The Mehan Action alleges that the defendants breached their fiduciary duties to USO and failed to act in good faith in connection with a March 19, 2020 registration statement and offering and disclosures regarding certain extraordinary market conditions that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees, and costs.

USCF, USO, and the other defendants intend to vigorously contest such claims and move for their dismissal.

In re United States Oil Fund, LP Derivative Litigation

On August 27, 2020, purported shareholders Michael Cantrell and AML Pharm. Inc. DBA Golden International filed two separate actions derivatively on behalf of nominal defendant USO, against defendants USCF, John P. Love, Stuart P. Crumbaugh, Andrew F Ngim, Gordon L. Ellis, Malcolm R. Fobes, III, Nicholas D. Gerber, Robert L. Nguyen, and Peter M. Robinson. The Cantrell complaint is pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-06974 (the “Cantrell Action”). The AML complaint is pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-06981 (the “AML Action”).

The complaints in the Cantrell and AML Actions are nearly identical. They each allege violations of Sections 10(b), 20(a) and 21D of the Exchange Act, Rule 10b-5 thereunder, and common law claims of breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. These allegations stem from USO’s disclosures and alleged performance, and defendants’ alleged actions in respect thereof, in light of the extraordinary market conditions in 2020 that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaints seek, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees and costs. The plaintiffs in the Cantrell and AML Actions have marked their actions as related to the Lucas Class Action.

On September 9, 2020, pursuant to a joint stipulation, the Court entered an order consolidating the Cantrell and AML Actions under the caption In re United States Oil Fund, LP Derivative Litigation, No. 1:20-cv-06974 (PGG), appointing co-lead counsel, and ordering the parties to meet and confer regarding a proposed schedule and a stay of the consolidated action pending resolution of any forthcoming motions to dismiss the related In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest the claims in In re United States Oil Fund, LP Derivative Litigation and move for their dismissal.

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

(c)

USL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USL redeemed 93 baskets (comprising 4,650,000 shares) during the third quarter of the year ending December 31, 2020. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2020:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price
Period	Redeemed	Per Share
7/1/20 to 7/31/20	2,800,000	$15.31
8/1/20 to 8/31/20	1,300,000	$16.06
9/1/20 to 9/30/20	550,000	$15.22
Total	4,650,000

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

United States 12 Month Oil Fund, LP (Registrant)

By: United States Commodity Funds LLC, its general partner

By:	/s/ John P. Love
John P. Love
President and Chief Executive Officer
(Principal executive officer)

Date:	November 6, 2020

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 6, 2020