Form 10-K
period 2020-12-31
United States 12 Month Oil Fund, LP
filed 2021-02-26
CIK 1405528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2020.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33859

United States 12 Month Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431897
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Securities registered or to be registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       ◻      Yes      ⌧      No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.       ◻      Yes      ⌧      No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧      Yes      ◻      No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ⌧    Yes    ◻    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	◻	Accelerated Filer	⌧

Non-Accelerated Filer	◻	Smaller Reporting Company	◻

Emerging Growth Company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ◻      Yes      ⌧      No

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2020 was $275,638,000.

The registrant had 10,700,000 outstanding shares as of February 10, 2021.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

United States 12 Month Oil Fund, LP

Part I

Item 1. Business.

What is USL?

The United States 12 Month Oil Fund, LP (“USL”) is a Delaware limited partnership organized on June 27, 2007. USL maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USL is a commodity pool that issues limited partnership interests (“shares”) traded on the NYSE Arca, Inc. (the “NYSE Arca”). USL's shares began trading on December 6, 2007. It operates pursuant to the terms of the Third Amended and Restated Agreement of Limited Partnership dated as of December 15, 2017 (as amended from time to time, the “LP Agreement”), which grants full management control to its general partner, United States Commodity Funds LLC (“USCF”).

The investment objective of USL is for the daily changes in percentage terms of its per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the average of the prices of specified short-term futures contracts on light, sweet crude oil called the "Benchmark Oil Futures Contracts," plus interest earned on USL's collateral holdings, less USL's expenses. The Benchmark Oil Futures Contracts are the futures contracts on light, sweet crude oil as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted. USL seeks to achieve its investment objective by investing so that the average daily percentage change in USL's NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Oil Futures Contracts over the same period. USL seeks to achieve its investment objective by investing primarily in futures contracts for light, sweet crude oil, other types of crude oil, diesel-heating oil, gasoline, natural gas, and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Europe and ICE Futures U.S. (together, "ICE Futures") or other U.S. and foreign exchanges (collectively, "Oil Futures Contracts") and to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and non-exchange traded ("over-the-counter" or "OTC") transactions that are based on the price of oil, other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, "Other Oil-Related Investments"). Market conditions that USCF currently anticipates could cause USL to invest in Other Oil-Related Investments include those allowing USL to obtain greater liquidity or to execute transactions with more favorable pricing. (For convenience and unless otherwise specified, Oil Futures Contracts and Other Oil-Related Investments collectively are referred to as "Oil Interests" in this annual report on Form 10-K).

In addition, USCF believes that market arbitrage opportunities will cause daily changes in USL's share price on the NYSE Arca on a percentage basis to closely track daily changes in USL's per share NAV on a percentage basis. USCF further believes that the daily changes in the average prices of the Benchmark Oil Futures Contracts have historically closely tracked the daily changes in prices of light, sweet crude oil. USCF believes that the net effect of these relationships will be that the daily changes in the price of USL's shares on the NYSE Arca on a percentage basis will closely track the daily changes in the spot price of a barrel of light, sweet crude oil on a percentage basis, less USL's expenses.

Investors should be aware that USL's investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil, nor is USL’s investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day.

This is because natural market forces called contango and backwardation have impacted the total return on an investment in USL's shares during the past year relative to a hypothetical direct investment in crude oil and, in the future, it is likely that the relationship between the market price of USL's shares and changes in the spot prices of light, sweet crude oil will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing crude oil, which could be substantial).

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USCF is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”), which is an intermediate holding company that owns USCF and another advisor of exchange traded funds. Wainwright is a wholly owned subsidiary of Concierge Technologies, Inc. (publicly traded under the ticker CNCG) (“Concierge”), a publicly traded holding company that owns various financial and non-financial businesses. Mr. Nicholas Gerber (discussed below), along with certain family members and certain other shareholders, owns the majority of the shares in Concierge. Wainwright is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended (“USCF Advisers”). USCF Advisers serves as the investment adviser for the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund (“SDCI”), a series of the USCF ETF Trust. USCF Advisers was also the investment adviser for the USCF Commodity Strategy Fund (the "Mutual Fund"), a series of the USCF Mutual Funds Trust, until March 2019, when the Mutual Fund liquidated all of its assets and distributed cash pro rata to all remaining shareholders. It was also the investment adviser for two series of the USCF ETF Trust that liquidated all of their assets and distributed cash pro rata to all remaining shareholders: the USCF SummerHaven SHPEI Index Fund ("BUY"), until October 2020, and the USCF SummerHaven SHPEN Index Fund ("BUYN"), until May 2020. USCF ETF Trust and USCF Mutual Funds Trust are registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Board of Trustees for the USCF ETF Trust and USCF Mutual Funds Trust consist of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a swaps firm on August 8, 2013.

USCF serves as the general partner of USL.

USCF also serves as the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), and the United States Gasoline Fund, LP (“UGA”) which listed their limited partnership shares on the American Stock Exchange (the "AMEX") under the ticker symbols “USO” on April 10, 2006, under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, and “UGA” on February 26, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s and UGA’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively.

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

USCF is required to evaluate the credit risk of USL to the futures commission merchants (“FCMs”), oversee the purchase and sale of USL’s shares by certain authorized purchasers (“Authorized Participants”), review daily positions and margin requirements of USL and manage USL’s investments. USCF also pays the fees of ALPS Distributors, Inc. (“ALPS Distributors”), which serves as the marketing agent for USL (the “Marketing Agent”), and The Bank of New York Mellon ("BNY Mellon"), which serves as the administrator (the “Administrator”) and the custodian (the “Custodian”), and provides accounting and transfer agent services for, USL since April 1, 2020. Brown Brothers Harriman & Co. ("BBH&Co.") served as the administrator and custodian for USL prior to BNY Mellon. Certain fund accounting and fund administration services rendered by BBH&Co. to USL and the Related Public Funds terminated on May 31, 2020 to allow for the transition to BNY Mellon.

The limited partners take no part in the management or control of, and have a minimal voice in USL's operations or business. Limited partners have no right to elect USCF as the general partner on an annual or any other continuing basis. If USCF voluntarily withdraws as general partner, however, the holders of a majority of USL’s outstanding shares (excluding for purposes of such determination shares owned, if any, by the withdrawing USCF and its affiliates) may elect its successor. USCF may not be removed as general partner except upon approval by the affirmative vote of the holders of at least 66 and 2/3 percent of USL’s outstanding shares (excluding shares owned, if any, by USCF and its affiliates), subject to the satisfaction of certain conditions set forth in the LP Agreement.

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

USCF does not anticipate letting USL's Oil Futures Contracts expire and taking delivery of the underlying commodity. Instead, USCF closes existing positions, e.g., when it changes the Benchmark Oil Futures Contracts or Other Oil-Related Investments or it otherwise determines it would be appropriate to do so and reinvests the proceeds in new Oil Futures Contracts or Other Oil-Related Investments. Positions may also be closed out to meet orders for Redemption Baskets and in such case proceeds for such baskets will not be reinvested.

The Benchmark Oil Futures Contracts are changed from the near month contract to expire and the 11 following months to the next month contract to expire and the 11 following months during one day each month. On that day, USCF “rolls” USL's positions by closing, or selling, USL's Oil Interests and reinvests the proceeds from closing these positions in new Oil Interests.

The anticipated dates on which the Benchmark Oil Futures Contracts are changed and USL's Oil Interests are “rolled” will be posted on USL's website at www.uscfinvestments.com, and are subject to change without notice.

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

The shares issued by USL may only be purchased by Authorized Participants and only in blocks of 50,000 shares, called “Creation Baskets”. The amount of the purchase payment for a Creation Basket is equal to the aggregate NAV of the shares in the Creation Basket. Similarly, only Authorized Participants may redeem shares and only in blocks of 50,000 shares, called “Redemption Baskets”. The amount of the redemption proceeds for a Redemption Basket is equal to the aggregate NAV of shares in the Redemption Basket. The purchase price for Creation Baskets and the redemption price for Redemption Baskets are the actual NAV calculated at the end of the business day when a request for a purchase or redemption is received by USL. The NYSE Arca publishes an approximate per share NAV intra-day based on the prior day’s per share NAV and the current price of the Benchmark Oil Futures Contracts, but the price of Creation Baskets and Redemption Baskets is determined based on the actual per share NAV calculated at the end of the day.

While USL issues shares only in Creation Baskets, shares are listed on the NYSE Arca and investors may purchase and sell shares at market prices like any listed security.

What is USL’s Investment Strategy?

In managing USL’s assets, USCF does not use a technical trading system that issues buy and sell orders. USCF instead employs a quantitative methodology whereby each time a Creation Basket is sold, USCF purchases Oil Interests, such as the Benchmark Oil Futures Contracts and Other Oil Futures Contracts, that have an aggregate market value that approximates the amount of Treasuries and/or cash received upon the issuance of the Creation Basket.

USL intends to continue to pursue its investment objective as described above. By remaining invested as fully as possible in Oil Futures Contracts or Other Oil-Related Investments, USCF believes that the changes in percentage terms of USL’s NAV will continue to closely track the daily changes in percentage terms in the average of the prices of the Benchmark Oil Futures Contracts. USCF believes that certain arbitrage opportunities result in the price of the shares traded on the NYSE Arca closely tracking the NAV of USL. Additionally, Oil Futures Contracts traded on the NYMEX have closely tracked the spot price of light, sweet crude oil. Based on these expected interrelationships, USCF believes that the changes in the price of USL’s shares traded on the NYSE Arca have closely tracked and will continue to closely track the changes in the spot price of light, sweet crude oil, on a percentage basis. For performance data relating to USL’s ability to track its benchmark, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tracking USL’s Benchmark” in this annual report on Form 10-K.

USL seeks to invest in a combination of Oil Interests such that the daily changes in its NAV, measured in percentage terms, will closely track the daily changes in the price of the Benchmark Oil Futures Contract, also measured in percentage terms. As a specific benchmark, USCF endeavors to place USL's trades in Oil Interests and otherwise manage USL’s investments so that “A” will be within plus/minus ten percent (10%) of “B”, where:

● A is the average daily percentage change in USL’s per share NAV for any period of 30 successive valuation days; i.e., any NYSE Arca trading day as of which USL calculates its per share NAV, and

● B is the average daily percentage change in the average of the prices of the Benchmark Oil Futures Contracts over the same period.

USCF believes that market arbitrage opportunities will cause the daily changes in USL’s share price on the NYSE Arca to closely track the daily changes in USL’s per share NAV. USCF further believes that the daily changes in USL’s NAV in percentage terms will closely track the daily changes in percentage terms in the Benchmark Oil Futures Contract, less USL’s expenses. For performance data relating to USL’s ability to track its benchmark, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tracking USL’s Benchmark” in this annual report on Form 10 K.

The specific Oil Futures Contracts purchased depend on various factors, including a judgment by USCF as to the appropriate diversification of USL’s investments in futures contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. In addition, USL may make use of a mixture of standard sized futures contracts as well as the smaller sized “mini” contracts. While USCF has made significant investments in NYMEX Oil Futures Contracts, for various reasons, including the ability to enter into the precise amount of exposure to the crude oil market, position limits or other regulatory requirements limiting USL’s holdings, and market conditions, it may invest in Futures Contracts traded on other exchanges or invest in Other Oil-Related Investments. To the extent that USL invests in Other Oil-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Futures Contracts, including cleared swaps that satisfy such criteria, and then, to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the over-the-counter market (or commonly referred to as the “OTC market”). If USL is required by law or regulation, or by one of its regulators, including a futures exchange, to reduce its position in the Benchmark Oil Futures Contracts to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Oil-Related Investments, a substantial portion of USL’s assets could be invested in accordance with such priority in Other Oil- Related Investments that are intended to replicate the return on the Futures Contracts. As USL’s assets reach higher levels, it is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Oil-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause USL to invest in Other Oil-Related Investments include those allowing USL to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Commodities Regulation” in this annual report on Form 10-K for a discussion of the potential impact of the regulation on USL’s ability to invest in OTC transactions and cleared swaps.

USCF may not be able to fully invest USL’s assets in Benchmark Oil Futures Contracts having an aggregate notional amount exactly equal to USL’s NAV. For example, as standardized contracts, the Benchmark Oil Futures Contracts are for a specified amount of a particular commodity, and USL’s NAV and the proceeds from the sale of a Creation Basket are unlikely to be an exact multiple of the amounts of those contracts. As a result, in such circumstances, USL may be better able to achieve the exact amount of exposure to changes in price of the Benchmark Oil Futures Contracts through the use of Other Oil-Related Investments, such as OTC contracts that have better correlation with changes in price of the Benchmark Oil Futures Contracts.

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

USCF does not anticipate letting USL’s Oil Futures Contracts expire and taking delivery of the underlying commodity. Instead, USCF will close existing positions, e.g., when it changes the Benchmark Oil Futures Contracts or Other Oil-Related Investments or it otherwise determines it would be appropriate to do so and reinvests the proceeds in new Oil Futures Contracts or Other Oil-Related Investments. Positions may also be closed out to meet orders for Redemption Baskets and in such case proceeds for such baskets will not be reinvested.

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

Light, Sweet Crude Oil. Light, sweet crudes are preferred by refiners because of their low sulfur content and relatively high yields of high-value products such as gasoline, diesel fuel, diesel-heating oil, and jet fuel. The price of light, sweet crude oil has historically exhibited periods of significant volatility.

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

The accountability levels for the Benchmark Oil Futures Contracts and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor's positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contracts is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, ICE Futures maintains accountability levels, position limits and monitoring authority for its futures contracts for light, sweet crude oil. If USL and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USL could be ordered to reduce its net futures contracts back to the accountability level. As of December 31, 2020, USL held 4,069 futures contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures. For the fiscal year ended December 31, 2020, USL did not exceed the accountability levels imposed by the NYMEX or ICE Futures, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and USL did not reduce the number of Oil Futures Contracts held as a result.

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

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USL will run up against such position limits because USL's investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during a one day each month. The April 23 CME Letter, discussed above, ordered USCF, USL and the Related Public Funds not to assume a position in the light, sweet crude oil futures contract for June 2020 in excess of 15,000 long futures contracts, for July 2020 in 78,000 long futures contracts, for August 2020 in 50,000 long futures contracts, for September 2020 in 35,000 long futures contracts. The foregoing accountability levels and position limits are subject to change. For the fiscal year ended December 31, 2020, USL did not exceed any position limits imposed by the NYMEX and ICE Futures.

On October 15, 2020, the CFTC approved a final rule that amends the existing federal position limits regime set forth in Part 150 of the CFTC's regulations as well as the framework for exchange-set position limits and exemptions (such final rule, the "Position Limits Rule"). The Position Limits Rule establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts. The Position Limits Rule sets position limits for the spot month and non-spot month; however, the non-spot month limits only apply in respect of the agricultural futures contracts that are currently subject to position limits under Part 150 of the CFTC regulations (the "legacy agricultural contracts"). With respect to regulatory oversight, the Position Limits Rule delegates authority to designated contract markets and swap execution facilities to oversee certain aspects of the position limits framework. In addition to setting the federal position limits, the Position Limits Rule also provides several exemptions from such position limits, including an expanded list of enumerated bona fide hedge exemptions and certain spread exemptions. Further, the Position Limits Rule sets forth two alternative processes for pursuing an exemption for non-enumerated hedge positions. Other than for the legacy agricultural contracts, compliance with the limits imposed by the Position Limits Rule will not be required until 2022, except that economically equivalent swaps need not comply with the Position Limits Rule until 2023.

The Benchmark Oil Futures Contract will be subject to position limits under the Position Limits Rule, and USL's trading does not qualify as an enumerated bona fide hedge. Accordingly, the Position Limits Rule could negatively impact the ability of USL to meet its investment objective by inhibiting USCF's ability to effectively invest the proceeds from sales of Creation Baskets of USL in particular amounts and types of its permitted investments.

Until such time as compliance with the Position Limits Rule is required, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in the nine legacy agricultural contracts, while futures exchanges establish and enforce position limits and accountability levels for other agricultural products and certain energy products (e.g., oil and natural gas).

Under existing CFTC regulations and the Position Limits Rule, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that market participant (the “Aggregation Rules”).

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

In connection with investing in Oil Futures Contracts and Other Oil-Related Investments, USL holds Treasuries, cash and/or cash equivalents that serve as segregated assets supporting USL’s positions in Oil Futures Contracts and Other Oil-Related Investments. For example, the purchase of an Oil Futures Contract with a stated value of $10 million would not require USL to pay $10 million upon entering into the contract; rather, only a margin deposit, generally of 5% to 30% of the stated value of the Oil Futures Contract, would be required. To secure its Oil Futures Contract obligations, USL would deposit the required margin with the FCMs and would separately hold, through its Custodian, Treasuries, cash and/or cash equivalents in an amount equal to the balance of the current market value of the contract, which at the contract’s inception would be $10 million minus the amount of the margin deposit, or $9.5 million (assuming a 5% margin).

As a result of the foregoing, typically 5% to 30% of USL’s assets are held as margin in segregated accounts with an FCM. In addition to the Treasuries and cash it posts with the FCMs for the Oil Futures Contracts it owns, USL may hold, through the Custodian or futures commission merchant, Treasuries, cash and/or cash equivalents that can be posted as additional margin or as other collateral to support its OTC contracts. USL earns income from the Treasuries and/or cash equivalents that it purchases, and on the cash it holds through the Custodian or FCM. USL anticipates that the earned income will increase the NAV and limited partners’ capital contribution accounts. USL reinvests the earned income, holds it in cash, or uses it to pay its expenses. If USL reinvests the earned income, it makes investments that are consistent with its investment objective.

What are the Trading Policies of USL?

Liquidity

USL invests only in Oil Futures Contracts and Other Oil-Related Investments that, in the opinion of USCF, are traded in sufficient volume to permit the ready taking and liquidation of positions in these financial interests and in Other Oil-Related Investments that, in the opinion of USCF, may be readily liquidated with the original counterparty or through a third party assuming the position of USL.

Spot Commodities

While the Oil Futures Contracts traded on the exchange can be physically settled, USL does not intend to take or make physical delivery. USL may from time to time trade in Other Oil-Related Investments, including contracts based on the spot price of crude oil.

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

Although permitted to do so under its Limited Partnership Agreement, USL has not and does not intend to leverage its assets and makes its investments accordingly. Consistent with the foregoing, USL's announced investment intentions noted above, and any changes thereto, will take into account the need for USL to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, USL becoming leveraged. If market conditions require it, these risk reduction procedures may occur on short notice if they occur other than during a roll or rebalance period.

Borrowings

Borrowings are not used by USL, unless USL is required to borrow money in the event of physical delivery, if USL trades in cash commodities, or for short-term needs created by unexpected redemptions.

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

USL may enter into certain transactions where an OTC component is exchanged for a corresponding futures contract (“Exchange for Related Position” or “EFRP” transactions). In the most common type of EFRP transaction entered into by USL, the OTC component is the purchase or sale of one or more baskets of USL’s shares. These EFRP transactions may expose USL to counterparty risk during the interim period between the execution of the OTC component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFRP transaction will exist only on the day of execution.

USL may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Benchmark Oil Futures Contracts. USL would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months.

During the reporting period of this annual report on Form 10-K, USL has limited its derivatives activities to Oil Futures Contracts and EFRP transactions.

Pyramiding

USL has not employed and will not employ the technique, commonly known as pyramiding, in which the speculator uses unrealized profits on existing positions as variation margin for the purchase or sale of additional positions in the same or another commodity interest.

Who are the Service Providers?

Custodian, Registrar, Transfer Agent, and Administrator

USCF engaged The Bank of New York Mellon ("BNY Mellon"), a New York corporation authorized to do a banking business (“BNY Mellon”), to provide USL and each of the Related Public Funds with certain custodial, administrative and accounting, and transfer agency services, pursuant to the following agreements with BNY Mellon dated as of March 20,

2020 (together, the “BNY Mellon Agreements”), which were effective as of April 1, 2020: (i) a Custody Agreement; (ii) a Fund Administration and Accounting Agreement; and (iii) a Transfer Agency and Service Agreement. USCF pays the fees of BNY Mellon for its services under the BNY Mellon Agreements and such fees are determined by the parties from time to time.

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

Marketing Agent

USL also employs ALPS Distributors as its marketing agent. USCF pays the Marketing Agent an annual fee. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services in connection with the offering of shares exceed ten percent (10%) of the gross proceeds of the offering.

ALPS Distributors’ principal business address is 1290 Broadway, Suite 1100, Denver, CO 80203. ALPS Distributors is a broker-dealer registered with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”) and a member of the Securities Investor Protection Corporation.

Payments to Certain Third Parties

USCF or the Marketing Agent, or an affiliate of USCF or the Marketing Agent, may directly or indirectly make cash payments to certain broker-dealers for participating in activities that are designed to make registered representatives and other professionals more knowledgeable about exchange-traded funds and exchange-traded products, including USL and the Related Public Funds, or for other activities, such as participation in marketing activities and presentations, educational training programs, conferences, the development of technology platforms and reporting systems.

Additionally, pursuant to written agreements, USCF may make payments, out of its own resources, to financial intermediaries in exchange for providing services in connection with the sale or servicing of USL’s shares, including waiving commissions on the purchase or sale of shares of participating exchange-traded products.

Payments to a broker-dealer or intermediary may create potential conflicts of interest between the broker-dealer or intermediary and its clients. The amounts described above, which may be significant, are paid by USCF and/or the Marketing Agent from their own resources and not from the assets of USL or the Related Public Funds.

Futures Commission Merchants

RBC Capital Markets LLC

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

RBC Capital’s primary address is 3 World Financial Center, 200 Vesey St., New York, NY 10281. Effective October 10, 2013, RBC Capital became the futures clearing broker for USL. RBC Capital is registered in the United States with FINRA as a broker-dealer and with the CFTC as an FCM. RBC Capital is a member of various U.S. futures and securities exchanges.

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

Various regulators and competition and enforcement authorities around the world, including in Canada, the United Kingdom, and the U.S., are conducting investigations related to certain past submissions made by panel banks in connection with the setting of the U.S. dollar London interbank offered rate (“LIBOR”). These investigations focus on allegations of collusion between the banks that were on the panel to make submissions for certain LIBOR rates. Royal Bank of Canada, RBC Capital’s indirect parent, is a member of certain LIBOR panels, including the U.S. dollar LIBOR panel, and has in the past been the subject of regulatory requests for information. In addition, Royal Bank of Canada and other U.S. dollar panel banks have been named as defendants in private lawsuits filed in the U.S. with respect to the setting of LIBOR including a number of class action lawsuits which have been consolidated before the U.S. District Court for the Southern District of New York. The complaints in those private lawsuits assert claims against us and other panel banks under various U.S. laws, including U.S. antitrust laws, the CEA, and state law. On February 28, 2018, the motion by the plaintiffs in the class action lawsuits to have the class certified was denied in relation to Royal Bank of Canada. As such, unless that ruling is reversed on appeal, Royal Bank of Canada is no longer a defendant in any pending class action. Royal Bank of Canada is still a party to the various individual LIBOR actions. Based on the facts currently known, it is not possible at this time for us to predict the ultimate outcome of these investigations or proceedings or the timing of their resolution.

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

RCG Division of Marex Spectron

On May 28, 2020, USL entered into a Commodity Futures Customer Agreement with RCG Division of Marex Spectron ("RCG") to serve as a FCM for USL. This agreement requires RCG to provide services to USL in connection with the purchase and sale of Oil Futures Contracts and Other Oil-Related Investments that may be purchased or sold by or through RCG for USL's account. Under this agreement, USL pays RCG commissions for executing and clearing trades on behalf of USL.

RCG's primary address is 360 Madison Avenue, 3rd Floor, New York, NY 10017. RCG is registered in the United States with FINRA as a broker-dealer and with the CFTC as an FCM. RCG is a member of various U.S. futures and securities exchanges.

RCG is a large broker dealer subject to many different complex legal and regulatory requirements. As a result, certain of RCG's regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with RCG with respect to issues raised in various investigations. RCG complies fully with its regulators in all investigations which may be conducted and in all settlements it may reach. As of the date hereof, RCG has no material litigation to disclose as that term is defined under the CEA and the regulations promulgated thereunder.

RCG will act only as clearing broker for USL and as such will be paid commissions for executing and clearing trades on behalf of USL. RCG has not passed upon the adequacy or accuracy of this annual report Form 10-K. RCG will not act in any supervisory capacity with respect to USCF or participate in the management of USCF or USL.

RCG is not affiliated with USL or USCF. Therefore, neither USCF nor USL believes that there are any conflicts of interest with RCG or its trading principals arising from its acting as USL's FCM.

E D & F Man Capital Markets Inc.

On June 5, 2020, USL entered into a Customer Agreement E D & F Man Capital Markets Inc. ("MCM") to serve as an FCM for USL. This agreement requires MCM to provide services to USL in connection with the purchase and sale of Oil Futures Contracts and Other Oil-Related Investments that may be purchased or sold by or through MCM for USL's account. Under this agreement, USL pays MCM commissions for executing and clearing trades on behalf of USL.

MCM's primary address is 140 East 45th Street, 10th Floor, New York, NY 10017. MCM is registered in the United States with FINRA as a broker-dealer and with the CFTC as an FCM. MCM is a member of various U.S. futures and securities exchanges.

MCM is a large broker dealer subject to many different complex legal and regulatory requirements. As a result, certain of MCM's regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with MCM with respect to issues raised in various investigations. MCM complies fully with its regulators in all investigations which may be conducted and in all settlements it may reach. As of the date hereof, MCM has no material litigation to disclose as that term is defined under the CEA and the regulations promulgated thereunder.

MCM will act only as clearing broker for USL and as such will be paid commissions for executing and clearing trades on behalf of USL. MCM has not passed upon the adequacy or accuracy of this annual report on Form 10-K. MCM will not act in any supervisory capacity with respect to USCF or participate in the management of USCF or USL.

MCM is not affiliated with USL or USCF. Therefore, neither USCF nor USL believes that there are any conflicts of interest with MCM or its trading principals arising from its acting as USL's FCM.

Macquarie Futures USA LLC

On December 3, 2020, USL engaged Macquarie Futures USA LLC ("MFUSA") to serve as an additional futures commission merchant for USL. The Customer Agreement between USL and MFUSA requires MFUSA to provide services to USL in connection with the purchase and sale of futures contracts in Oil Futures Contracts and Other Oil-Related Investments that may be purchased or sold by or through MFUSA for USL's account. Under this agreement, USL pays MFUSA commissions for executing and clearing trades on behalf of USL.

MFUSA's primary address is 125 West 55th Street, New York, NY 10019. MFUSA is registered in the United States with the CFTC as an FCM providing futures execution and clearing services covering futures exchanges globally. MFUSA is a member of various U.S. futures and securities exchanges.

MFUSA is a large broker dealer subject to many different complex legal and regulatory requirements. As a result, certain of MFUSA's regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with MFUSA with respect to issues raised in various investigations. MFUSA complies fully with its regulators in all investigations which may be conducted and in all settlements it may reach. As of the date hereof, MFUSA has no material litigation to disclose as that term is defined under the CEA and the regulations promulgated thereunder.

MFUSA will act only as clearing broker for USL and as such will be paid commissions for executing and clearing trades on behalf of USL. MFUSA has not passed upon the adequacy or accuracy of this annual report on Form 10-K. MFUSA will not act in any supervisory capacity with respect to USCF or participate in the management of USCF or USL.

MFUSA is not affiliated with USL or USCF. Therefore, neither USCF nor USL believes that there are any conflicts of interest with MFUSA or its trading principals arising from its acting as USL's FCM.

Commodity Trading Advisor

Currently, USCF does not employ commodity trading advisors for the trading of USL contracts. USCF currently does, however, employ SummerHaven Investment Management, LLC as a trading advisor for USCI and CPER. If, in the future, USCF does employ commodity trading advisors for USL, it will choose each advisor based on arm’s-length negotiations and will consider the advisor’s experience, fees and reputation.

Summary of Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the information in "Item 1A. Risk Factors", including, but not limited to, the following risks:

● The NAV of USL's shares relates directly to the value of the Benchmark Oil Futures Contracts and other assets held by USL and fluctuations in the prices of these assets could materially adversely affect an investment in USL's shares. Past performance is not necessarily indicative of future results; all or substantially all of an investment in USL could be lost.

● COVID-19 and other infectious disease outbreaks could negatively affect the valuation and performance of USL's investments.

● An investment in USL may provide little or no diversification benefits. Thus, in a declining market, USL may have no gains to offset losses from other investments, and an investor may suffer losses on an investment in USL while incurring losses with respect to other asset classes.

● Historical performance of USL and the Benchmark Oil Futures Contracts is not indicative of future performance.

● The market price at which investors buy or sell shares may be significantly less or more than NAV.

● Daily percentage changes in USL's NAV may not correlate with daily percentage changes in the average of the prices of the Benchmark Oil Futures Contracts.

● Daily percentage changes in the price of the Benchmark Oil Futures Contracts may not correlate with daily percentage changes in the spot price of crude oil.

● An investment in USL is not a proxy for investing in the oil markets, and the daily percentage changes in the price of the Benchmark Oil Future Contracts, or the NAV of USL, may not correlate with daily percentage changes in the spot price of crude oil.

● Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, by limiting USL's investments, including its ability to fully invest in the Benchmark Oil Futures Contract, which could cause the price of shares to substantially vary from the average of the prices of the Benchmark Oil Futures Contract.

● An investor's tax liability may exceed the amount of distributions, if any, on its shares.

● An investor's allocable share of taxable income or loss may differ from its economic income or loss on its shares.

● Items of income, gain, deduction, loss and credit with respect to shares could be reallocated, and USL could be liable for U.S. federal income tax, if the U.S. Internal Revenue Service ("IRS") does not accept the assumptions and conventions applied by USL in allocating those items, with potential adverse consequences for an investor.

● USL could be treated as a corporation for federal income tax purposes, which may substantially reduce the value of the shares.

● USL is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and therefore, USL has a more complex tax treatment than traditional mutual funds.

● If USL is required to withhold tax with respect to any Non-U.S. shareholders, the cost of such withholding may be borne by all shareholders.

● The impact of U.S. tax reform on USL is uncertain.

● USL will be subject to credit risk with respect to counterparties to OTC contracts entered into by USL or held by special purpose or structured vehicles.

● Valuing OTC derivatives may be less certain than actively traded financial instruments.

Fees of USL

Fees and Compensation Arrangements with USCF and Non-Affiliated Service Providers (1)

Service Provider	Compensation Paid by USCF
BBH&Co., Custodian and Administrator(3)

Minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to all funds, as well as a $20,000 annual fee for its transfer agency services. In addition, an asset-based charge of (a) 0.06% for the first $500 million of USL’s and the Related Public Funds’ combined net assets, (b) 0.0465% for USL’s and the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USL’s and the Related Public Funds’ combined net assets exceed $1 billion.(2)

BNY Mellon, Custodian and Administrator(4)

Provides custody, fund accounting fund administration and transfer agency services to USL and the Related Public Funds' based on average AUM. The annual fees for USL and the combined Related Public Funds' may range from $0.4 million to $2.4 million depending on average AUM for any given year.

ALPS Distributors - Marketing Agent	0.06% on USL’s assets up to $3 billion and 0.04% on USL’s assets in excess of $3 billion.
(1)	USCF pays this compensation.
(2)

The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also will pay transaction charge fees to BBH&Co., ranging from $7 to $15 per transaction for the funds.

(3)	BBH&Co. provided certain fund accounting and fund administration services to USL through May 31, 2020.
(4)	BNY Mellon has served as the Custodian and Administrator of USL since April 1, 2020.

Compensation to USCF

USL is contractually obligated to pay USCF a management fee based on 0.60% per annum on its average daily total net assets. Fees are calculated on a daily basis (accrued at 1/366 of the applicable percentage of total net assets on that day) and paid on a monthly basis. Total net assets are calculated by taking the current market value of USL’s total assets and subtracting any liabilities.

Fees and Compensation Arrangements between USL and Non-Affiliated Service Providers (5)

Service Provider	Compensation Paid by USL
RBC Capital Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary
RCG Division of Marex Spectron, Futures Commission Merchant
E D & F Man Capital Markets Inc., Futures Commission Merchant
MFUSA, Futures Commission Merchant
(5)	USL pays this compensation.

New York Mercantile Exchange Licensing Fee (6) - 0.015% on all net assets.

(6)

Fees are calculated on a daily basis (accrued at 1/366 of the applicable percentage of NAV on that day) and paid on a monthly basis. USL is responsible for its pro rata share of the assets held by USL and the Related Public Funds, other than BNO, USCI and CPER.

Expenses Paid or Accrued by USL from Inception through December 31, 2020 in dollar terms:

Amount in Dollar
Expenses:	Terms
Amount Paid or Accrued to USCF:	$8,404,578
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$305,241
Other Amounts Paid or Accrued(7):	$3,426,215
Total Expenses Paid or Accrued:	$12,136,034
Expense Waived(8):	$(108,246)
Total Expenses Paid or Accrued Including Expenses Waived:	$12,027,788
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

Expenses Paid or Accrued by USL from Inception through December 31, 2020 as a Percentage of Average Daily Net Assets:

Amount as a
Percentage
of Average Daily Net
Expenses:	Assets
Amount Paid or Accrued to USCF:	0.60% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.02% annualized
Other Amounts Paid or Accrued(8):	0.25% annualized
Total Expenses Paid or Accrued:	0.87% annualized
Expenses Waived(9):	(0.01)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	0.86% annualized
(8)

Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

(9)

USCF had voluntarily agreed to pay certain expenses normally borne by USL to the extent that such expenses exceeded 0.15% (15 basis points) of USL's NAV, on an annualized basis, through March 31, 2009. As of March 31, 2009, the expense waiver was no longer in effect for USL.

Other Fees. USL also pays the fees and expenses associated with its audit expenses, tax accounting and reporting requirements. These fees were approximately $172,800 for the fiscal year ended December 31, 2020. In addition, USL is responsible for paying its portion of the directors’ and officers’ liability insurance for USL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USL and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, those Related Public Funds organized as a series of a Delaware statutory trust. USL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2020 were $585,896 for USL and the Related Public Funds. USL’s portion of such fees and expenses for the year ended December 31, 2020 was $17,435.

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

Calculating Per Share NAV

USL’s per share NAV is calculated by:

● Taking the current market value of its total assets;

● Subtracting any liabilities; and

● Dividing that total by the total number of outstanding shares.

The Administrator calculates the per share NAV of USL once each NYSE Arca trading day. The per share NAV for a normal trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the Oil Futures Contracts traded on the NYMEX, but calculates or determines the value of all other USL investments (including Oil Futures Contracts not traded on the NYMEX, Other Oil-Related Investments and Treasuries), using market quotations, if available, or other information customarily used to determine the fair value of such investments as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time, in accordance with the current Administrative Agency Agreement among BNY Mellon., USL and USCF. “Other information” customarily used in determining fair value includes information consisting of market data in the relevant market supplied by one or more third parties including, without limitation, relevant rates, prices, yields, yield curves, volatilities, spreads, correlations or other market data in the relevant market; or information of the types described above from internal sources if that information is of the same type used by USL in the regular course of its business for the valuation of similar transactions. The information may include costs of funding, to the extent costs of funding are not and would not be a component of the other information being utilized. Third parties supplying quotations or market data may include, without limitation, dealers in the relevant markets, end-users of the relevant product, information vendors, brokers and other sources of market information.

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

Creation and Redemption of Shares

USL creates and redeems shares from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to USL or the distribution by USL of the amount of Treasuries and any cash represented by the baskets being created or redeemed, the amount of which is based on the combined NAV of the number of shares included in the baskets being created or redeemed determined as of 4:00 p.m. New York time on the day the order to create or redeem baskets is properly received.

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be: (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of USL (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by USL, without the consent of any limited partner or shareholder or Authorized Participant. Authorized Participants pay a transaction fee of $350 to USL for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. The transaction fee may be reduced, increased, or otherwise changed by USCF. Authorized Participants who make deposits with USL in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either USL or USCF, and no such person will have any obligation or responsibility to USL or USCF to effect any sale or resale of shares. As of December 31, 2020, 10 Authorized Participants had entered into agreements with USCF on behalf of USL. During the year ended December 31, 2020, USL issued 575 Creation Baskets and redeemed (395) Redemption Baskets.

Certain Authorized Participants are expected to be capable of participating directly in the physical crude oil market and the crude oil futures market. In some cases, Authorized Participants or their affiliates may from time to time buy or sell crude oil or Crude Oil Interests and may profit in these instances. USCF believes that the size and operation of the crude oil market make it unlikely that an Authorized Participant’s direct activities in the crude oil or securities markets will significantly affect the price of crude oil, Crude Oil Interests or the price of the shares.

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

By placing a purchase order, an Authorized Participant agrees to deposit Treasuries, cash, or a combination of Treasuries and cash, as described below. Prior to the delivery of baskets for a purchase order, the Authorized Participant must also have wired to the Custodian the non-refundable transaction fee due for the purchase order. Authorized Participants may not withdraw a Creation Basket request, except as otherwise set forth in the procedures in the Authorized Participant Agreement.

The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement. By placing a purchase order, an Authorized Participant agrees to (1) deposit Treasuries, cash, or a combination of Treasuries and cash with the Custodian, and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other OTC energy transaction (through itself or a designated acceptable broker) with USL for the purchase of a number and type of futures contracts at the closing settlement price for such contracts on the purchase order date. If an Authorized Participant fails to consummate (1) and (2), the order shall be cancelled. The number and types of contracts specified shall be determined by USCF, in its sole discretion, to meet USL’s investment objective and shall be purchased as a result of the Authorized Participant’s purchase of shares.

Determination of Required Deposits

The total deposit required to create each Creation Basket (“Creation Basket Deposit”) is the amount of Treasuries and/or cash that is in the same proportion to the total assets of USL (net of estimated accrued but unpaid fees, expenses and other liabilities) on the purchase order date as the number of shares to be created under the purchase order is in proportion to the total number of shares outstanding on the purchase order date. USCF determines, directly in its sole discretion or in consultation with the Administrator, the requirements for Treasuries and the amount of cash, including the maximum permitted remaining maturity of a Treasury and proportions of Treasury and cash that may be included in deposits to create baskets. The Marketing Agent will publish such requirements at the beginning of each business day. The amount of cash deposit required is the difference between the aggregate market value of the Treasuries required to be included in a Creation

Basket Deposit as of 4:00 p.m. New York time on the date the order to purchase is properly received and the total required deposit.

Delivery of Required Deposits

An Authorized Participant who places a purchase order is responsible for transferring to USL’s account with the Custodian the required amount of Treasuries and cash by the end of the second business day following the purchase order date. Upon receipt of the deposit amount, the Administrator directs DTC to credit the number of baskets ordered to the Authorized Participant’s DTC account on the second business day following the purchase order dates. The expense and risk of delivery and ownership of Treasuries until such Treasuries have been received by the Custodian on behalf of USL shall be borne solely by the Authorized Participant.

Because orders to purchase baskets must be placed by 12:00 p.m., New York time, but the total payment required to create a basket during the continuous offering period will not be determined until after 4:00 p.m., New York time, on the date the purchase order is received, Authorized Participants will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket. USL’s NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

Rejection of Purchase Orders

USCF acting by itself or through the Marketing Agent shall have the absolute right but no obligation to reject a purchase order or a Creation Basket Deposit if:

● it determines that the investment alternative available to USL at that time will not enable it to meet its investment objective;

● it determines that the purchase order or the Creation Basket Deposit is not in proper form;

● it believes that the purchase order or the Creation Basket Deposit would have adverse tax consequences to USL, the limited partners or its shareholders;

● the acceptance or receipt of the Creation Basket Deposit would, in the opinion of counsel to USCF, be unlawful; or

● circumstances outside the control of USCF, Marketing Agent or Custodian make it, for all practical purposes, not feasible to process creations of baskets.

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

Redemption orders must be made in whole baskets. USCF will reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. USCF may also reject a redemption order if the number of shares being redeemed would reduce the remaining outstanding shares to 100,000 shares (i.e., two baskets) or less, unless USCF has reason to believe that the placer of the redemption order does in fact possess all the outstanding shares and can deliver them.

Creation and Redemption Transaction Fee

To compensate USL for its expenses in connection with the creation and redemption of baskets, an Authorized Participant is required to pay a transaction fee to USL of $350 per order to create or redeem baskets, regardless of the number of baskets in such order. An order may include multiple baskets. The transaction fee may be reduced, increased or otherwise changed by USCF. USCF shall notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until thirty (30) days after the date of the notice.

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

As discussed above, Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Participant is under no obligation to create or redeem baskets, and an Authorized Participant is under no obligation to offer to the public shares of any baskets it does create. Authorized Participants that do offer to the public shares from the baskets they create will do so at per-share offering prices that are expected to reflect, among other factors, the trading price of the shares on the NYSE Arca, the NAV of USL at the time the Authorized Participant purchased the Creation Baskets and the NAV of the shares at the time of the offer of the shares to the public, the supply of and demand for shares at the time of sale, and the liquidity of the Oil Futures Contract market and the market for Other Oil-Related Investments. The prices of shares offered by Authorized Participants are expected to fall between USL’s NAV and the trading price of the shares on the NYSE Arca at the time of sale. Shares initially comprising the same basket but offered by Authorized Participants to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Participant on behalf of multiple clients. Authorized Participants who make deposits with USL in exchange for baskets receive no fees, commissions or other forms of compensation or inducement of any kind from either USL or USCF, and no such person has any obligation or responsibility to USCF or USL to effect any sale or resale of shares. Shares trade in the secondary market on the NYSE Arca. Shares may trade in the secondary market at prices that are lower or higher relative to their NAV per share. The amount of the discount or premium in the trading price relative to the NAV per share may be influenced by various factors, including, among other things, the number of investors who seek to purchase or sell shares in the secondary market and the liquidity of the Oil Futures Contracts market and the market for Other Oil-Related Investments. While the shares trade during the core trading session on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for Oil Interests may be reduced after the close of the NYMEX at 2:30 p.m. New York time. As a result, during this time, particularly if USL has invested in Oil Futures Contracts and Other Oil-Related Investments traded on the NYMEX, trading spreads, and the resulting premium or discount, on the shares may widen.

Use of Proceeds

USCF causes USL to transfer the proceeds from the sale of Creation Baskets to the Custodian or other custodian for trading activities. USCF will invest USL’s assets in Oil-Interests and investments in Treasuries, cash and/or cash equivalents.

When USL purchases an Oil Futures Contracts and certain exchange-traded Other Oil-Related Investments, USL is required to deposit typically 5% to 30% with the selling FCMs on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under Crude Oil Interests at maturity. This deposit is known as initial margin. Counterparties in transactions in OTC contracts will generally impose similar collateral requirements on USL. USCF will invest the assets that remain after margin and collateral are posted in Treasuries, cash and/or cash equivalents subject to these margin and collateral requirements. USCF has sole authority to determine the percentage of assets that are:

● held on deposit with the FCMs or other custodian;

● used for other investments, and

● held in bank accounts to pay current obligations and as reserves.

Approximately 5% to 30% of USL's assets have normally been committed as margin for commodity futures contracts. However, from time to time, the percentage of assets committed as margin may be substantially more, or less, than such range. An FCM, counterparty, government agency or commodity exchange could increase margin or collateral requirements applicable to USL to hold trading positions at any time. Ongoing margin and collateral payments will generally be required for both exchange-traded and OTC contracts based on changes in the value of the Crude Oil Interests. Furthermore, ongoing collateral requirements with respect to OTC contracts are negotiated by the parties, and may be affected by overall market volatility, volatility of the underlying commodity or index, the ability of the counterparty to hedge its exposure under the Oil Interests, and each party’s creditworthiness. Margin is merely a security deposit and has no bearing on the profit or loss potential for any positions held. In light of the differing requirements for initial payments under exchange-traded and OTC contracts and the fluctuating nature of ongoing margin and collateral payments, it is not possible to estimate what portion of USL's assets will be posted as margin or collateral at any given time. The Treasuries, cash and cash equivalents held by USL will constitute reserves that will be available to meet ongoing margin and collateral requirements. All interest income will be used for USL's benefit. USCF invests the balance of USL's assets not invested in Crude Oil Interests or held in margin as reserves to be available for changes in margin. All interest income is used for USL's benefit.

The assets of USL posted as margin for Oil Futures Contracts are held in segregated accounts pursuant to the CEA and CFTC regulations.

If USL enters into a swap agreement, USL must post both collateral and independent amounts to its swap counterparties. The amount of collateral USL posts changes according to the amounts owed by USL to its counterparty on a given swap transaction, while independent amounts are fixed amounts posted by USL at the start of a swap transaction. Collateral and independent amounts posted to swap counterparties will be held by a third-party custodian.

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

The offer and sale of shares of USL, as well as shares of each Related Public Fund, is registered under the 1933 Act. USL and the Related Public Funds are subject to the requirements of the 1933 Act, the Exchange Act and the rules and regulations adopted thereunder as administered by the SEC. Firms’ participation in the distribution of shares is regulated as described above, as well as by the self-regulatory association, FINRA.

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

The CEA requires all FCMs, i.e., USL’s clearing brokers, to meet and maintain specified fitness and financial requirements, to segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. The CFTC has similar authority over introducing brokers, or persons who solicit or accept orders for commodity interest trades but who do not accept margin deposits for the execution of trades. The CEA authorizes the CFTC to regulate trading by FCMs and by their officers and directors, permits the CFTC to require action by exchanges in the event of market emergencies, and establishes an administrative procedure under which customers may institute complaints for damages arising from alleged violations of the CEA.

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

On October 15, 2020, the CFTC approved the Position Limits Rule.The Position Limits Rule establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts. The Position Limits Rule sets position limits for the spot month and non-spot month; however, the non-spot month limits only apply in respect of the agricultural futures contracts that are currently subject to position limits under Part 150 of the CFTC regulations (the "legacy agricultural contracts"). With respect to regulatory oversight, the Position Limits Rule delegates authority to designated contract markets and swap execution facilities to oversee certain aspects of the position limits framework. In addition to setting the federal position limits, the Position Limits Rule also provides several exemptions from such position limits, including an expanded list of enumerated bona fide hedge exemptions and certain spread exemptions. Further, the Position Limits Rule sets forth two alternative processes for pursuing an exemption for non-enumerated hedge positions. Other than for the legacy agricultural contracts, compliance with the limits imposed by the Position Limits Rule will not be required until 2022, except that economically equivalent swaps need not comply with the Position Limits Rule until 2023. The Benchmark Oil Futures Contract will be subject to position limits under the Position Limits Rule, and USL's trading does not qualify as an enumerated bona fide hedge. Accordingly, the Position Limits Rule could negatively impact the ability of USL to meet its investment objective by inhibiting USCF's ability to effectively invest the proceeds from sales of Creation Baskets of USL in particular amounts and types of its permitted investments.

Until such time as compliance with the Position Limits Rule is required, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in the nine legacy agricultural contracts, while futures exchanges establish and enforce position limits and accountability levels for other agricultural products and certain energy products (e.g., oil and natural gas).

Under existing CFTC regulations and the Position Limits Rule, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that market participant (the “Aggregation Rules”).

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

USL’s investment objective is for the daily percentage changes in the NAV per share to reflect the daily percentage changes of the spot price of light, sweet crude oil, as measured by the daily percentage changes in the average of the prices of the Benchmark Oil Futures Contracts, plus interest earned on USL’s collateral holdings, less USL’s expenses. USL seeks to achieve its investment objective by investing so that the average daily percentage change in USL’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period. USL’s investment strategy is designed to provide investors with a cost-effective way to invest indirectly in crude oil and to hedge against movements in the spot price of light, sweet crude oil. An investment in USL involves investment risk similar to a direct investment in Oil Futures Contracts and Other Oil-Related Investments, but it is not a proxy for investing in the oil markets. Investing in USL also involves correlation risk, or the risk that investors purchasing shares to hedge against movements in the price of crude oil will have an efficient hedge only if the price they pay for their shares closely correlates with the price of crude oil. In addition to investment risk and correlation risk, an investment in USL involves tax risks, OTC risks, and other risks.

Investment Risk

The NAV of USL’s shares relates directly to the value of the Benchmark Oil Futures Contracts and other assets held by USL and fluctuations in the prices of these assets could materially adversely affect an investment in USL’s shares. Past performance is not necessarily indicative of future results; all or substantially all of an investment in USL could be lost.

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

Economic conditions impacting crude oil. The demand for crude oil correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on crude oil prices. Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates, periods of civil unrest, pandemics (e.g. COVID-19) government austerity programs, or currency exchange rate fluctuations, can also impact the demand for crude oil. Sovereign debt downgrades, defaults, inability to access debt markets due to credit or legal constraints, liquidity crises, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, and other events or conditions (e.g. pandemics such as COVID-19) that impair the functioning of financial markets and institutions also may adversely impact the demand for crude oil.

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

Price Volatility May Possibly Cause the Total Loss of Your Investment. Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in USL. In 2020, in the context of the COVID-19 pandemic and disputes among oil-producing countries regarding potential limits on the production of crude oil, significant market volatility occurred and is continuing in the crude oil markets as well as the oil futures markets. As a result of this significant market volatility in the oil futures markets, the market price of the front month futures contract fell below zero for a period of time. If USL had been fully invested in that contract during this time, USL's per share NAV would have fallen below zero.

COVID-19 and other infectious disease outbreaks could negatively affect the valuation and performance of USL's investments.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and has now been detected globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. COVID-19 has resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread "work from home" measures, cancellations, loss of employment, supply chain disruptions, and lower consumer and institutional demand for goods and services, as well as general concern and uncertainty. The ongoing spread of COVID-19 has had, and is expected to continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment are increasingly impacted by the outbreak and government and other measures seeking to contain its spread. COVID-19 has had, and is expected to continue to have, a material adverse impact on the crude oil markets and oil futures markets to the extent economic activity and the use of crude oil continues to be curtailed, which in turn has had a significant adverse effect on the prices of Oil Futures Contracts, including the Benchmark Oil Futures Contract, and Other Oil-Related Contracts. COVID-19 has had, and is expected to continue to have, a material adverse impact on the oil markets and oil futures markets to the extent economic activity and the use of oil continues to be curtailed, which in turn has had a significant adverse effect on the prices of Oil Futures Contracts, including the Benchmark Oil Futures Contract, and Other Oil-Related Interests. The impact of COVID-19, and other infectious disease outbreaks that may arise in the future, could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to the COVID-19 outbreak, including significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by USL. Public health crises caused by the COVID-19 outbreak may exacerbate other pre-existing political, social and economic risks in certain countries or globally. The duration of the COVID-19 outbreak and its ultimate impact on USL and, on the global economy, cannot be determined with certainty. The COVID-19 pandemic and its effects may last for an extended period of time, and could result in significant and continued market volatility, exchange trading suspensions and closures, declines in global financial markets, higher default rates, and a substantial economic downturn or recession. The foregoing could impair USL's ability to maintain operational standards (such as with respect to satisfying redemption requests), disrupt the operations of USL's service providers, adversely affect the value and liquidity of USL's investments, and negatively impact USL's performance and your investment in USL. The extent to which COVID-19 will affect USL and USL's service providers and portfolio investments will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19. Given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the valuation and performance of USL's investments could be impacted adversely.

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

Variables such as drought, floods, weather, pandemics (such as COVID-19), embargoes, tariffs and other political events may have a larger impact on crude oil prices and crude oil-linked instruments, including Oil Futures Contracts and Other Oil-Related Investments, than on traditional securities. These additional variables may create additional investment risks that subject USL’s investments to greater volatility than investments in traditional securities.

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

Historical performance of USL and the Benchmark Oil Futures Contracts is not indicative of future performance.

Past performance of USL or the Benchmark Oil Futures Contract is not necessarily indicative of future results. Therefore, past performance of USL or the Benchmark Oil Futures Contract should not be relied upon in deciding whether to buy shares of USL.

Correlation Risk

Investors purchasing shares to hedge against movements in the price of crude oil will have an efficient hedge only if the price investors pay for their shares closely correlates with the price of crude oil. Investing in USL’s shares for hedging purposes involves the following risks:

● The market price at which the investor buys or sells shares may be significantly less or more than NAV.

● Daily percentage changes in NAV may not closely correlate with daily percentage changes in the average of the prices of the Benchmark Oil Futures Contracts.

● Daily percentage changes in the average of the prices of the Benchmark Oil Futures Contracts may not closely correlate with daily percentage changes in the price light, sweet crude oil.

As of the date of this annual report on Form 10-K, significant market volatility has occurred and is continuing in the crude oil markets and the oil futures markets. Such volatility is attributable to the COVID-19 pandemic, disputes among oil-producing companies over the potential limits on the production of crude oil, a corresponding collapse in demand for crude oil and a lack of on-land storage for crude oil. These events have severely limited USL's ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contract. In light of this, USL has invested in Oil Futures Contracts other than the Benchmark Oil Future Contract. Also, USL could, if it determined it appropriate in light of market conditions and regulatory requirements, invest in Other Oil-Related Interests.

The market price at which investors buy or sell shares may be significantly less or more than NAV.

USL’s NAV per share will change throughout the day as fluctuations occur in the market value of USL’s portfolio investments. The public trading price at which an investor buys or sells shares during the day from their broker may be different from the NAV of the shares, which is also the price shares can be redeemed with USL by Authorized Participants in Redemption Baskets. USCF expects that exploitation of certain arbitrage opportunities by Authorized Participants and their clients and customers will tend to cause the public trading price to track NAV per share closely over time, but there can be no assurance of that. For example, a shortage of USL's shares in the market and other factors could cause USL's shares to trade at a premium. Investors should be aware that such premiums can be transitory. To the extent an investor purchases shares that include a premium (e.g., because of a shortage of shares in the market due to the inability of Authorized Participants to purchase additional shares from USL that could be resold into the market) and the cause of the premium no longer exists causing the premium to disappear (e.g., because more shares are available for purchase from USL by Authorized Participants that could be resold into the market) such investor's return on its investment would be adversely impacted due to the loss of the premium.

Price differences may relate primarily to supply and demand forces at work in the secondary trading market for shares that are closely related to, but not identical to, the same forces influencing the prices of crude oil and the Benchmark Oil Futures Contracts at any point in time. For example, a shortage of USL shares in the market and other factors could cause USL's shares to trade at a premium. Investors should be aware that such premiums can be transitory. To the extent an investor purchases shares that include a premium (e.g., because of a shortage of shares in the market due to the inability of Authorized Participants to purchase additional shares from USL that could be resold into the market) and the cause of the premium no longer exists causing the premium to disappear (e.g., because more shares are available for purchase from USL by Authorized Participants that could be resold into the market) such investor's return on its investment would be adversely impacted due to the loss of the premium. See the risk factor, An unanticipated number of Creation Basket requests during a short period of time could result in a shortage of shares, below.

The NAV of USL’s shares may also be influenced by non-concurrent trading hours between the NYSE Arca and the various futures exchanges on which crude oil is traded. While the shares trade on the NYSE Arca from 9:30 a.m. to 4:00 p.m. Eastern Time, the trading hours for the futures exchanges on which crude oil trades may not necessarily coincide during all of this time. For example, while the shares trade on the NYSE Arca until 4:00 p.m. Eastern Time, liquidity in the global light, sweet crude oil market will be reduced after the close of the NYMEX at 2:30 p.m. Eastern Time. As a result, during periods when the NYSE Arca is open and the futures exchanges on which sweet, light crude oil is traded are closed, trading spreads and the resulting premium or discount on the shares may widen and, therefore, increase the difference between the price of the shares and the NAV of the shares.

Daily percentage changes in USL’s NAV may not correlate with daily percentage changes in the average of the prices of the Benchmark Oil Futures Contracts.

It is possible that the daily percentage changes in USL’s NAV per share may not closely correlate to daily percentage changes in the average of the prices of the Benchmark Oil Futures Contracts. Non-correlation may be attributable to disruptions in the market for light, sweet crude oil, the imposition of position or accountability limits by regulators or exchanges, or other extraordinary circumstances. As USL approaches or reaches position limits with respect to the Benchmark Oil Futures Contracts and other Oil Futures Contracts or in view of market conditions, USL invest in Oil Futures Contracts other than the Benchmark Oil Futures Contact and Other Oil-Related Investments. In addition, USL is not able to replicate exactly the changes in the price of the Benchmark Oil Futures Contracts because the total return generated by USL is reduced by expenses and transaction costs, including those incurred in connection with USL’s trading activities, and increased by interest income from USL’s holdings of Treasuries (defined below). Tracking the Benchmark Oil Futures Contracts requires trading of USL’s portfolio with a view to tracking the Benchmark Oil Futures Contracts over time and is dependent upon the skills of USCF and its trading principals, among other factors.

An investment in USL is not a proxy for investing in the oil markets, and the daily percentage changes in the price of the Benchmark Oil Futures Contracts, or the NAV of USL, may not correlate with daily percentage changes in the spot price of light, sweet crude oil.

An investment in USL is not a proxy for investing in the oil markets. To the extent that investors use USL as a means of indirectly investing in crude oil, there is the risk that the daily changes in the price of USL's shares on the NYSE Arca, on a percentage basis, will not closely track the daily changes in the spot price of light, sweet crude oil on a percentage basis. This could happen if the price of shares traded on the NYSE Arca does not correlate closely with the value of USL's NAV;

the changes in USL's NAV do not correlate closely with the changes in the price of the Benchmark Oil Futures Contract; or the changes in the price of the Benchmark Oil Futures Contract do not closely correlate with the changes in the cash or spot price of crude oil. This is a risk because if these correlations do not exist, then investors may not be able to use USL as a cost-effective way to indirectly invest in crude oil or as a hedge against the risk of loss in crude oil-related transactions. The degree of correlation among USL's share price, the price of the Benchmark Oil Futures Contract and the spot price of crude oil depends upon circumstances such as variations in the speculative oil market, supply of and demand for Oil Futures Contracts (including the Benchmark Oil Futures Contract) and Other Oil-Related Investments, and technical influences on trading oil futures contracts. Investors who are not experienced in investing in oil futures contracts or the factors that influence that market or speculative trading in the crude oil markets and may not have the background or ready access to the types of information that investors familiar with these markets may have and, as a result, may be at greater risk of incurring losses from trading in USL shares than such other investors with such experience and resources.

Natural forces in the crude oil futures market known as “backwardation” and “contango” may increase USL’s tracking error and/or negatively impact total return.

The design of USL’s Benchmark Oil Futures Contracts consists of the near month contract to expire and the 11 following months, which are changed to the next month contract to expire and the 11 following months during one day each month. In the event of a crude oil futures market where near month contracts trade at a higher price than next month to expire contracts, a situation described as “backwardation” in the futures market, then absent the impact of the overall movement in light, sweet crude oil prices the value of the benchmark contract would tend to rise as it approaches expiration. Conversely, in the event of a crude oil futures market where near month contracts trade at a lower price than next month contracts, a situation described as “contango” in the futures market, then absent the impact of the overall movement in crude oil prices the value of the benchmark contract would tend to decline as it approaches expiration.

While contango and backwardation are consistently present in trading in the futures markets, such conditions can be exacerbated by market forces. For example, extraordinary market conditions in the crude oil markets, including "super contango" (a higher level of contango arising from the overabundance of oil being produced and the limited availability of storage for such excess supply), occurred, and may continue to occur for an unknown duration, in the crude oil futures markets due to over-supply of crude oil in the face of weak demand during the COVID-19 pandemic when disputes among oil-producing countries regarding limitations on the production of oil also were occurring.

As a result of market and regulatory conditions, including significant market volatility, large numbers of USL shares purchased during a short period of time, and applicable regulatory accountability levels and position limits on oil futures contracts that were imposed on USL, USL invested in Oil Futures Contracts with expiration dates for months later than that of the Benchmark Oil Futures Contract. Continued holdings in these later month contracts will typically cause USL to experience lesser effects from contango and backwardation than would be the case if USL's holdings were primarily in oil futures contracts in the first month or second month.

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

Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, which could cause the average of the prices of shares to substantially vary from the price of the Benchmark Oil Futures Contracts.

Designated contract markets, such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by USL is not) may hold, own or control. These levels and position limits apply to the futures contracts that USL invests in to meet its investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures, also set daily price limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the Benchmark Oil Futures Contracts and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor's positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contracts is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, ICE Futures maintains accountability levels, position limits and monitoring authority for its futures contracts for light, sweet crude oil. If USL and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USL could be ordered to reduce its net futures contracts back to the accountability level. As of December 31, 2020, USL held 4,069 futures contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures. For the fiscal year ended December 31, 2020, USL did not exceed the accountability levels imposed by the NYMEX or ICE Futures, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and USL did not reduce the number of Oil Futures Contracts held as a result.

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

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USL will run up against such position limits because USL's investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during a one day each month. The April 23 CME Letter, discussed above, ordered USCF, USL and the Related Public Funds not to assume a position in the light, sweet crude oil futures contract for June 2020 in excess of 15,000 long futures contracts, for July 2020 in 78,000 long futures contracts, for August 2020 in 50,000 long futures contracts, for September 2020 in 35,000 long futures contracts. The foregoing accountability levels and position limits are subject to change. For the fiscal year ended December 31, 2020, USL did not exceed any position limits imposed by the NYMEX and ICE Futures.

On October 15, 2020, the CFTC approved the Position Limits Rule. The Position Limits Rule establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts. The Position Limits Rule sets position limits for the spot month and non-spot month; however, the non-spot month limits only apply in respect of the agricultural futures contracts that are currently subject to position limits under Part 150 of the CFTC regulations (the "legacy agricultural contracts"). With respect to regulatory oversight, the Position Limits Rule delegates authority to designated contract markets and swap execution facilities to oversee certain aspects of the position limits framework. In addition to setting the federal position limits, the Position Limits Rule also provides several exemptions from such position limits, including an expanded list of enumerated bona fide hedge exemptions and certain spread exemptions. Further, the Position Limits Rule sets forth two alternative processes for pursuing an exemption for non-enumerated hedge positions. Other than for the legacy agricultural contracts, compliance with the limits imposed by the Position Limits Rule will not be required until 2022, except that economically equivalent swaps need not comply with the Position Limits Rule until 2023.

The Benchmark Oil Futures Contract will be subject to position limits under the Position Limits Rule, and USL's trading does not qualify as an enumerated bona fide hedge. Accordingly, the Position Limits Rule could negatively impact the ability of USL to meet its investment objective by inhibiting USCF's ability to effectively invest the proceeds from sales of Creation Baskets of USL in particular amounts and types of its permitted investments.

Until such time as compliance with the Position Limits Rule is required, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in the nine legacy agricultural contracts, while futures exchanges establish and enforce position limits and accountability levels for other agricultural products and certain energy products (e.g., oil and natural gas).

Under existing CFTC regulations and the Position Limits Rule, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10% or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that market participant (the “Aggregation Rules”).

All of these limits may potentially cause a tracking error between the price of USL’s shares and the average of the prices of the Benchmark Oil Futures Contracts. This may in turn prevent investors from being able to effectively use USL as a way to hedge against crude oil-related losses or as a way to indirectly invest in crude oil.

USL has not limited the size of its offering and is committed to utilizing substantially all of its proceeds to purchase Oil Futures Contracts and Other Oil-Related Investments. If USL encounters accountability levels, position limits, or price fluctuation limits for Oil Futures Contracts on the NYMEX or ICE Futures, it may then, if permitted under applicable regulatory requirements, purchase Oil Futures Contracts on other exchanges that trade listed crude oil futures or enter into swaps or other transactions to meet its investment objective. In addition, if USL exceeds accountability levels on either the NYMEX or ICE Futures, and is required by such exchanges to reduce its holdings, such reduction could potentially cause a tracking error between the price of USL’s shares and the average of the prices of the Benchmark Oil Futures Contracts.

Risk mitigation measures imposed by USL's FCMs have the potential to cause tracking error by limiting USL's investments, including its ability to fully invest in the Benchmark Oil Futures Contract and other Futures Contracts, which could cause the price of USL's shares to substantially vary from the price of the Benchmark Oil Futures Contract.

USL's FCMs have discretion to impose limits on the positions that USL may hold in the Benchmark Futures Contracts as well as certain other months. To date, USL's FCMs have not imposed any such limits. However, were USL's FCMs to impose limits, USL's ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contract and other Futures Contracts could be severely limited, which could lead USL to invest in other Futures Contracts or, potentially, Other Oil-Related Investments. USL could also have to more frequently rebalance and adjust the types of holdings in its portfolio than is currently the case. This could inhibit USL from pursuing its investment objective in the same manner that it has historically and currently.

In addition, when offering Creation Baskets for purchase, limitations imposed by exchanges and/or any of USL's FCMs could limit USL's ability to invest the proceeds of the purchases of Creation Baskets in Benchmark Oil Futures Contracts and other Futures Contracts. If this were the case, USL may invest in other permitted investments, including Other Oil-Related Investments, and may hold larger amounts of Treasuries, cash and cash equivalents, which could impair USL's ability to meet its investment objective.

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

Items of income, gain, deduction, loss and credit with respect to shares could be reallocated, and USL could be liable for U.S. federal income tax, if the IRS does not accept the assumptions and conventions applied by USL in allocating those items, with potential adverse consequences for an investor.

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

Valuing OTC derivatives may be less certain than actively traded financial instruments.

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

Other Risks

USL is not leveraged.

USL has not leveraged, and does not intend to leverage, its assets through borrowings or otherwise, and makes its investments accordingly. Consistent with the foregoing, USL's announced investment intentions, and any changes thereto, will take into account the need for USL to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, USL becoming leveraged. If market conditions require it, these risk reduction procedures may occur on short notice if they occur other than during a roll or rebalance period.

USL may temporarily limit the offering of Creation Baskets.

USL may determine to limit the issuance of its shares through the offering of Creation Baskets to its Authorized Participants in order to allow it to reinvest the proceeds from sales of its Creation Baskets in currently permitted assets in a manner that meets its investment objective. USL will announce to the market through the filing of a Current Report on Form 8-K if it intends to limit the offering of Creation Baskets at any time. In such case, orders for Creation Baskets will be considered for acceptance in the order they are received by USL and USL would continue to accept requests for redemption of its shares from Authorized Participants through Redemption Baskets during the period of the limited offering of Creation Baskets.

Certain of USL’s investments could be illiquid, which could cause large losses to investors at any time or from time to time.

Futures positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as a foreign government taking political actions that disrupt the market for its currency, its crude oil production or exports, or another major export, can also make it difficult to liquidate a position. Because both Oil Futures Contracts and Other Oil-Related Investments may be illiquid, USL’s Crude Oil Interests may be more difficult to liquidate at favorable prices in periods of illiquid markets and losses may be incurred during the period in which positions are being liquidated. The large size of the positions that USL may acquire increases the risk of illiquidity both by making its positions more difficult to liquidate and by potentially increasing losses while trying to do so.

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

USL is not actively managed and its investment objective is to track the Benchmark Oil Futures Contracts so that the average daily percentage change in USL's NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Oil Futures Contracts over the same period.

USL is not actively managed by conventional methods. Accordingly, if USL’s investments in Crude Oil Interests are declining in value, in the ordinary course, USL will not close out such positions except in connection with paying the proceeds to an Authorized Participant upon the redemption of a basket or closing out its positions in Oil Futures Contracts and other permitted investments (i) in connection with the monthly change in the Benchmark Oil Futures Contracts or when USL otherwise determines it would be appropriate to do so, e.g., due to regulatory requirements or risk mitigation measures, or to avoid USL becoming leveraged, and it reinvests the proceeds in new Oil Futures Contracts or Other Oil-Related Investments to the extent possible. USCF will seek to cause the NAV of USL’s shares to track the Benchmark Oil Futures Contracts during periods in which its price is flat or declining as well as when the price is rising.

Although USL has always had the ability to invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract and in Other Oil-Related Investments, USL announced its intention to invest in Oil Futures Contracts other than the Benchmark Oil Futures Contract and that it could, if it determined it appropriate in light of market conditions and regulatory requirements, invest in Other Oil-Related Interests. As of the date of this annual report on Form 10-K, it is likely that the factors limiting USL's investments in the Benchmark Oil Futures Contract will continue, including as a result of the COVID-19 pandemic and the state of the crude oil markets, and that USL's need to invest in Other Oil Futures Contracts and, potentially other permitted investments, will continue.

USL's ability to invest in the Benchmark Oil Futures Contract could be limited as a result of any or all of the following: evolving market conditions, a change in regulatory accountability levels and position limits imposed on USL with respect to its investment in Oil Futures Contracts, additional or different risk mitigation measures taken by market participants, generally, including USL, with respect to USL acquiring additional Oil Futures Contracts, or USL selling additional shares. Accordingly, for the foreseeable future, to address and comply with the market conditions, regulatory requirements and other factors that have influenced, and will continue to influence, its investment decisions, USL intends to buy or sell its permitted investments when USL increases or decreases either its portfolio overall or its holdings of particular investments.

USL may not meet the listing standards of NYSE Arca, which would adversely impact an investor's ability to sell shares.

NYSE Arca may suspend USL's shares from trading on the exchange with or without prior notice to USL, upon failure of USL to comply with the NYSE's listing requirements, or when in its sole discretion, the NYSE Arca determines that such suspension of dealings is in the public interest or otherwise warranted. There can be no assurance that the requirements necessary to maintain the listing of USL's shares will continue to be met or will remain unchanged. If USL were unable to meet the NYSE's listing standards and were to become delisted, an investor's ability to sell its shares would be adversely impacted.

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

The liquidity of USL’s shares may also be affected by the withdrawal from participation of Authorized Participants, which could adversely affect the market price of the shares.

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

Only Authorized Participants may directly purchase from or redeem shares with USL through Creation Baskets or Redemption Baskets. All other investors that desire to purchase or sell shares must do so through the NYSE Arca or in other markets, if any, in which the shares may be traded. Shares may trade at a premium or discount to NAV per share.

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

Limited partners and shareholders do not participate in the management of USL and do not control USCF, so they do not have any influence over basic matters that affect USL.

The limited partners and shareholders take no part in the management or control and have a minimal voice in USL's operations or business. Limited partners and shareholders must therefore rely upon the duties and judgment of USCF to manage USL's affairs. Limited partners and shareholders have no right to elect USCF on an annual or any other continuing basis. If USCF voluntarily withdraws, however, the holders of a majority of USL's outstanding shares (excluding for purposes of such determination shares owned, if any, by the withdrawing general partner and its affiliates) may elect its successor. USCF may not be removed as general partner except upon approval by the affirmative vote of the holders of at least 66 2/3 percent of USL's outstanding shares (excluding shares, if any, owned by USCF and its affiliates), subject to the satisfaction of certain conditions set forth in the LP Agreement.

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

USCF endeavors to have the value of USL's Treasuries, cash and cash equivalents, whether held by USL or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations under its Oil Futures Contracts and Other Oil-Related Investments. Although permitted to do so under its Limited Partnership Agreement, USL has not and does not intend to leverage its assets by making investments beyond its potential ability to meet the potential margin and collateral obligations relating to such investments. Consistent with this, USL's investment decisions will take into account the need for USL to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, USL becoming leveraged, including by its holding of assets that have a high probability of having a value of less than zero. If market conditions require it, these risk reduction procedures may occur on short notice.

Limited partners and shareholders do not participate in the management of USL and do not control USCF, so they do not have any influence over basic matters that affect USL.

The limited partners and shareholders take no part in the management or control, and have a minimal voice in USL's operations or business. Limited partners and shareholders must therefore rely upon the duties and judgment of USCF to manage USL's affairs. Limited partners and shareholders have no right to elect USCF on an annual or any other continuing basis. If USCF voluntarily withdraws, however, the holders of a majority of USL's outstanding shares (excluding for purposes of such determination shares owned, if any, by the withdrawing general partner and its affiliates) may elect its successor. USCF may not be removed as general partner except upon approval by the affirmative vote of the holders of at least 66 2/3 percent of USL's outstanding shares (excluding shares, if any, owned by USCF and its affiliates), subject to the satisfaction of certain conditions set forth in the LP Agreement.

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

USCF’s Board of Directors currently consists of four Management Directors, each of whom are also executive officers or employees of USCF, and three Non-Management Directors, each of whom are considered independent for purposes of applicable NYSE Arca and SEC rules. Under USCF’s LLC Agreement, the Non-Management Directors have only such authority as the Management Directors expressly confer upon them, which means that the Non-Management Directors may have less authority to control the actions of the Management Directors than is typically the case with the independent members of a company’s Board of Directors. In addition, any Director may be removed by written consent of Wainwright Holdings, Inc. (“Wainwright”), which is the sole member of USCF. The sole shareholder of Wainwright is Concierge Technologies, Inc., a company publicly traded under the ticker symbol “CNCG” (“Concierge”). Mr. Nicholas D. Gerber along with certain family members and certain other shareholders, owns the majority of the shares in Concierge, which is the sole shareholder of Wainwright, the sole member of USCF. Accordingly, although USCF is governed by the USCF Board of Directors, which consists of both Management Directors and Non-Management Directors, pursuant to the LLC Agreement, it is possible for Mr. Gerber to exercise his indirect control of Wainwright to effect the removal of any Director (including the Non-Management Directors which comprise the Audit Committee) and to replace that Director with another Director. Having control in one person could have a negative impact on USCF and USL, including their regulatory obligations.

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

USCF serves as the general partner or sponsor to each of USL and the Related Public Funds. USCF may have a conflict to the extent that its trading decisions for USL may be influenced by the effect they would have on the other funds it manages. By way of example, if, as a result of reaching position limits imposed by the NYMEX, USL purchased oil futures contracts, this decision could impact USL's ability to purchase additional oil futures contracts if the number of contracts held by funds managed by USCF reached the maximum allowed by the NYMEX. Similar situations could adversely affect the ability of any fund to track its Benchmark Oil Futures Contract.

USL may also be subject to certain conflicts with respect to its FCMs, including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, or purchasing opposite or competing positions on behalf of third party accounts traded through the FCMs. In addition, USCF’s principals, officers, directors or employees may trade futures and related contracts for their own account. A conflict of interest may exist if their trades are in the same markets and at the same time as USL trades using the clearing broker to be used by USL. A potential conflict also may occur if USCF’s principals, officers, directors or employees trade their accounts more aggressively or take positions in their accounts which are opposite, or ahead of, the positions taken by USL.

USL could terminate at any time and cause the liquidation and potential loss of an investor’s investment and could upset the overall maturity and timing of an investor’s investment portfolio.

USL may terminate at any time, regardless of whether USL has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances, including, but not limited to, (i) market conditions, regulatory requirements, risk mitigation measures taken by USL or third parties or otherwise that would lead USL to determine that it could no longer foreseeably meet its business objective or that USL's aggregate net assets in relation to its operating expenses or its margin or collateral requirements make the continued operation of USL unreasonable or imprudent, or (ii) adjudication of incompetence, bankruptcy, dissolution, withdrawal, or removal of USCF as the general partner of USL could cause USL to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions. However, no level of losses will require USCF to terminate USL. USL’s termination would cause the liquidation and potential loss of an investor’s investment. Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

USL does not expect to make cash distributions.

USL has not previously made any cash distributions and intends to reinvest any realized gains in additional Crude Oil Interests rather than distributing cash to limited partners, or other shareholders. Therefore, unlike mutual funds, commodity pools or other investment pools that actively manage their investments in an attempt to realize income and gains from their investing activities and distribute such income and gains to their investors, USL generally does not expect to distribute cash to limited partners. An investor should not invest in USL if the investor will need cash distributions from USL to pay taxes on its share of income and gains of USL, if any, or for any other reason. Nonetheless, although USL does not intend to make cash distributions, the income earned from its investments held directly or posted as margin may reach levels that merit distribution, e.g., at levels where such income is not necessary to support its underlying investments in Crude Oil Interests and investors adversely react to being taxed on such income without receiving distributions that could be used to pay such tax. If this income becomes significant then cash distributions may be made.

An unanticipated number of Redemption Basket requests during a short period of time could have an adverse effect on USL’s NAV.

If a substantial number of requests for redemption of Redemption Baskets are received by USL during a relatively short period of time, USL may not be able to satisfy the requests from USL’s assets not committed to trading. As a consequence, it could be necessary to liquidate positions in USL’s trading positions before the time that the trading strategies would otherwise dictate liquidation.

An unanticipated number of Creation Basket requests during a short period of time could result in a shortage of shares.

While USCF makes every effort to predict and maintain an adequate amount of shares outstanding, if a substantial number of requests for Creation Baskets are received by USL during a relatively short period of time that substantially differ from past creation volumes, due to market volatility or otherwise, including, for example, the volatility that occurred during the COVID-19 pandemic and disputes among oil-producing countries regarding limits on the production of crude oil. Among other things, such conditions could result in circumstances where, because of high demand for its shares, USL may not have sufficient shares available for sale to satisfy demand and Authorized Participants may, therefore, be unable to purchase additional Creation Baskets. This was the case immediately prior to the date of this annual report on Form 10-K as a result of the COVID-19 pandemic and disputes among oil-producing countries.

In the event that there was a suspension in the ability of Authorized Participants to purchase additional Creation Baskets, Authorized Participants and other groups that make a market in shares of USL would likely still continue to actively trade the shares. However, in such a situation, Authorized Participants and other market makers may seek to adjust the market they make in the shares. Specifically, such market participants may increase the spread between the prices that they quote for offers to buy and sell shares to allow them to adjust to the potential uncertainty as to when they might be able to purchase additional Creation Baskets of shares. In addition, Authorized Participants may be less willing to offer to quote offers to buy or sell shares in large numbers. The potential impact of either wider spreads between bid and offer prices, or reduced number of shares on which quotes may be available, could increase the trading costs to investors in USL compared to the quotes and the number of shares on which bids and offers are made if the Authorized Participants still were able to freely create new baskets of shares. In addition, there could be a significant variation between the market price at which shares are traded and the shares' NAV, which is also the price shares can be redeemed with USL by Authorized Participants in Redemption Baskets.

The foregoing could also create significant deviations from USL's investment objective. Any potential impact to the market in shares of USL that could occur from the Authorized Participant's inability to create new baskets would likely not extend beyond the time when additional shares would be registered and available for distribution.

USL may determine that to allow it to reinvest the proceeds from sales of its Creation Baskets in currently permitted assets in a manner that meets its investment objective it may limit its offers of Creation Baskets.

USL may determine that USL will limit the issuance of its shares through the offering of Creation Baskets to its Authorized Participants. As a result of certain circumstances described herein, including (1) the need to comply with regulatory requirements (including, but not limited to, exchange accountability levels and position limits); (2) market conditions (including but not limited to those allowing USL to obtain greater liquidity or to execute transactions with more favorable pricing); and (3) risk mitigation measures taken by USL's current and other FCMs that limit USL and other market participants from investing in particular crude oil futures contracts, USL's management can determine that it will limit the issuance of shares and the offerings of Creation Baskets because it is unable to invest the proceeds from such offerings in investments that would permit it to reasonably meet its investment objective.

If such a determination is made, the same consequences associated with a suspension of the offering of Creation Baskets, as described in the foregoing risk factor, "An unanticipated number of Creation Basket requests during a short period of time could result in a shortage of shares, could also occur as a result of USL determining to limit the offering of creation baskets."

USL may potentially lose money on its holdings of money market mutual funds.

The SEC adopted amendments to Rule 2a_7 under the 1940 Act, which became effective in 2016, to reform money market funds (“MMFs”). While the rule applies only to MMFs, it may indirectly affect institutional investors such as USL. A portion of USL’s assets that are not used for margin or collateral in the Futures Contracts currently are invested in government MMFs. USL does not hold any non-government MMFs and does not anticipate investing in any non-government MMFs. However, if USL invests in other types of MMFs besides government MMFs in the future, USL could be negatively impacted by investing in an MMF that does not maintain a stable $1.00 NAV or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

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

The failure or bankruptcy of a clearing broker or the Custodian could result in a substantial loss of USL’s assets and could impair USL in its ability to execute trades.

The CEA and CFTC regulations impose several requirements on FCMs and clearing houses that are designed to protect customers, including mandating the implementation of risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures, and auditing and examination programs. In particular, the CEA and CFTC regulations require FCMs and clearing houses to segregate all funds received from customers from proprietary assets. There can be no assurance that the requirements imposed by the CEA and CFTC regulations will prevent losses to, or not materially adversely affect, USL or its investors.

In particular, in the event of an FCM’s or clearing house’s bankruptcy, USL could be limited to recovering either a pro rata share of all available funds segregated on behalf of the FCM’s combined customer accounts or USL may not recover any assets at all. USL may also incur a loss of any unrealized profits on its open and closed positions. This is because if such a bankruptcy were to occur, USL would be afforded the protections granted to customers of an FCM, and participants to transactions cleared through a clearing house, under the United States Bankruptcy Code and applicable CFTC regulations. Such provisions generally provide for a pro rata distribution to customers of customer property held by the bankrupt FCMs or an exchange’s clearing house if the customer property held by the FCMs or the exchange’s clearing house is insufficient to satisfy all customer claims.

Bankruptcy of a clearing FCMs can be caused by, among other things, the default of one of the FCM’s customers. In this event, the Exchange’s clearing house is permitted to use the entire amount of margin posted by USL (as well as margin posted by other customers of the FCM) to cover the amounts owed by the bankrupt FCM. Consequently, USL could be unable to recover amounts due to it on its futures positions, including assets posted as margin, and could sustain substantial losses.

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

In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. USL and its shareholders could be negatively impacted as a result. While USCF and the Related Public Funds, including USL, have established business continuity plans, there are inherent limitations in such plans.

General Risk Factors

Changes to U.S. tariff and import/export regulations could have a negative effect on USL.

There has been ongoing discussion and commentary regarding significant changes that have been and could be made to U.S. trade policies, treaties and tariffs. The new U.S. presidential administration and U.S. Congress is in the process of revisiting and, in some cases,  reversing changes made by the prior U.S. presidential administration and there is uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, could have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and negatively impact USL.

There is uncertainty surrounding potential legal, regulatory and policy changes by the new presidential administration in the United States that may directly affect financial institutions and the global economy.

As a result of the United States presidential election, which occurred on November 3, 2020 and subsequent senate runoff elections, there has been a change in control of the executive and legislative branches of the U.S. government. Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and regulation of the energy sector, climate change, and the financial services industry, as well as changes in tax rates.  The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting the energy sector and financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect USL and its investments.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

From time to time, USL may be involved in legal proceedings arising primarily out of the ordinary course of business. USL is not currently party to any material legal proceedings. In addition, USCF, as the general partner of USL and the Related Public Funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described below, USCF is not currently party to any material legal proceedings.

SEC and CFTC Wells Notices

On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice relates to USO's disclosures in late April and early May regarding constraints imposed on USO's ability to invest in Oil Futures Contracts. The SEC Wells Notice states that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the 1933 Act and Section 10(b) of the 1934 Act and Rule 10b-5 thereunder, in each case with respect to its disclosures and USO’s actions.

On August 19, 2020, USCF, USO, and Mr. Love received a Wells Notice from the staff of the CFTC (the “CFTC Wells Notice”). The CFTC Wells Notice states that the CFTC staff has made a preliminary determination to recommend that the CFTC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 4o(1)(A) and (B) and 6(c)(1) of the CEA, 7 U.S.C. §§ 6o(1)(A), (B), 9(1) (2018), and CFTC Regulations 4.26, 4.41, and 180.1(a), 17 C.F.R. §§ 4.26, 4.41, 180.1(a) (2019), in each case with respect to its disclosures and USO’s actions.

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

In re: United States Oil Fund, LP Securities Litigation

On June 19, 2020, USCF, USO, John P. Love, and Stuart P. Crumbaugh were named as defendants in a putative class action filed by purported shareholder Robert Lucas (the “Lucas Class Action”).  The Court thereafter consolidated the Lucas Class Action with two related putative class actions filed on July 31, 2020 and August 13, 2020, and appointed a lead plaintiff.  The consolidated class action is pending in the U.S. District Court for the Southern District of New York under the caption In re: United States Oil Fund, LP Securities Litigation, Civil Action No. 1:20-cv-04740.

On November 30, 2020, the lead plaintiff filed an amended complaint (the “Amended Lucas Class Complaint”). The Amended Lucas Class Complaint asserts claims under the 1933 Act, the 1934 Act, and Rule 10b-5.  The Amended Lucas Class Complaint challenges statements in registration statements that became effective on February 25, 2020 and March 23, 2020 as well as subsequent public statements through April 2020 concerning certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war.  The Amended Lucas Class Complaint purports to have been brought by an investor in USO on behalf of a class of similarly-situated shareholders who purchased USO securities between February 25, 2020 and April 28, 2020 and pursuant to the challenged registration statements.  The Amended Lucas Class Complaint seeks to certify a class and to award the class compensatory damages at an amount to be determined at trial as well as costs and attorney’s fees.  The Amended Lucas Class Complaint named as defendants USCF, USO, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes III, as well as the marketing agent, ALPS Distributors, Inc., and the Authorized Participants: ABN Amro, BNP Paribas Securities Corporation, Citadel Securities LLC, Citigroup Global Markets, Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC.

The lead plaintiff has filed a notice of voluntary dismissal of its claims against BNP Paribas Securities Corporation, Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Morgan Stanley & Company, Inc., Nomura Securities International, Inc., RBC Capital Markets, LLC, SG Americas Securities LLC, and UBS Securities LLC.

USCF, USO, and the individual defendants in In re: United States Oil Fund, LP Securities Litigation intend to vigorously contest such claims and move for their dismissal.

Wang Class Action

On July 10, 2020, purported shareholder Momo Wang filed a putative class action complaint, individually and on behalf of others similarly situated, against defendants USO, USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F. Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes, III, ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC, in the U.S. District Court for the Northern District of California as Civil Action No. 3:20-cv-4596 (the “Wang Class Action”).

The Wang Class Action asserted federal securities claims under the 1933 Act, challenging disclosures in a March 19, 2020 registration statement. It alleged that the defendants failed to disclose to investors in USO certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The Wang Class Action was voluntarily dismissed on August 4, 2020.

Mehan Action

On August 10, 2020, purported shareholder Darshan Mehan filed a derivative action on behalf of nominal defendant USO, against defendants USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes, III (the “Mehan Action”). The action is pending in the Superior Court of the State of California for the County of Alameda as Case No. RG20070732.

The Mehan Action alleges that the defendants breached their fiduciary duties to USO and failed to act in good faith in connection with a March 19, 2020 registration statement and offering and disclosures regarding certain extraordinary market conditions that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees, and costs. All proceedings in the Mehan Action are stayed pending disposition of the motion(s) to dismiss in In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest such claims.

In re United States Oil Fund, LP Derivative Litigation

On August 27, 2020, purported shareholders Michael Cantrell and AML Pharm. Inc. DBA Golden International filed two separate derivative actions on behalf of nominal defendant USO, against defendants USCF, John P. Love, Stuart P. Crumbaugh, Andrew F Ngim, Gordon L. Ellis, Malcolm R. Fobes, III, Nicholas D. Gerber, Robert L. Nguyen, and Peter M. Robinson in the U.S. District Court for the Southern District of New York at Civil Action No. 1:20-cv-06974 (the “Cantrell Action”) and Civil Action No. 1:20-cv-06981 (the “AML Action”), respectively.

The complaints in the Cantrell and AML Actions are nearly identical. They each allege violations of Sections 10(b), 20(a) and 21D of the 1934 Act, Rule 10b-5 thereunder, and common law claims of breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. These allegations stem from USO’s disclosures and defendants’ alleged actions in light of the extraordinary market conditions in 2020 that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaints seek, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees, and costs. The plaintiffs in the Cantrell and AML Actions have marked their actions as related to the Lucas Class Action.

On September 9, 2020, the Court entered an order consolidating the Cantrell and AML Actions under the caption In re United States Oil Fund, LP Derivative Litigation, Civil Action No. 1:20-cv-06974 and appointing co-lead counsel. All proceedings in In re United States Oil Fund, LP Derivative Litigation are stayed pending disposition of the motion(s) to dismiss in In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest the claims in In re United States Oil Fund, LP Derivative Litigation.

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

As of December 31, 2020, USL had approximately 19,085 holders of shares.

Dividends

USL has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

USL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USL redeemed 53 baskets (comprising 2,650,000 shares) and 395 baskets (comprising 19,750,000 shares) for the three and twelve months ended December 31, 2020, respectively. Monthly redemptions for the last three months are detailed below.

	Total Number of	Average Price
Period	Shares Redeemed	Per Share
10/1/20 to 10/31/20	550,000	$14.73
11/1/20 to 11/30/20	1,000,000	15.25
12/1/20 to 12/31/20	1,100,000	16.86
Total	2,650,000

Item 6. Selected Financial Data.

Financial Highlights (for the years ended December 31, 2020, 2019, 2018, 2017 and 2016)

(Dollar amounts in 000’s except for per share information)

	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2019	2018	2017	2016
Total assets	$219,498	$55,230	$50,960	$99,322	$141,659
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$109,755	$13,702	$(6,257)	$1,745	$29,791
Net income (loss)	$108,719	$14,434	$(5,508)	$1,722	$29,373
Weighted average limited partnership shares	12,315,890	2,615,479	3,390,137	5,871,781	6,263,251
Net income (loss) per share	$(5.72)	$5.13	$(3.23)	$0.66	$3.39
Net income (loss) per weighted average share	$8.83	$5.52	$(1.62)	$0.29	$4.69
Cash and cash equivalents at end of year	$181,575	$45,167	$42,728	$83,242	$117,373

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the notes thereto of United States 12 Month Oil Fund, LP (“USL”) included elsewhere in this annual report on Form 10-K.

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

USL’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil, nor is USL’s investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. The general partner of USL, United States Commodity Funds LLC (“USCF”) believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below).

USL invests primarily in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and OTC swaps that are based on the price of oil, other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). For convenience and unless otherwise specified, Oil Futures Contracts and Other Oil-Related Investments collectively are referred to as “Oil Interests” in this annual report on Form 10-K.

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

The accountability levels for the Benchmark Oil Futures Contracts and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contracts is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, ICE Futures maintains accountability levels, position limits and monitoring authority for its futures contracts for light, sweet crude oil. If USL and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USL could be ordered to reduce its net futures contracts back to the accountability level. As of December 31, 2020, USL held 4,069 futures contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures. For the fiscal year ended December 31, 2020, USL did not exceed the accountability levels imposed by the NYMEX or ICE Futures, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and USL did not reduce the number of Oil Futures Contracts held as a result.

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

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USL will run up against such position limits because USL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during a one day each month. The April 23 CME Letter, discussed above, ordered USCF, USL and the Related Public Funds not to assume a position in the light, sweet crude oil futures contract for June 2020 in excess of 15,000 long futures contracts, for July 2020 in 78,000 long futures contracts, for August 2020 in 50,000 long futures contracts, for September 2020 in 35,000 long futures contracts. The foregoing accountability levels and position limits are subject to change. For the fiscal year ended December 31, 2020, USL did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

On October 15, 2020, the CFTC approved a Position Limits Rule. The Position Limits Rule establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts. The Position Limits Rule sets position limits for the spot month and non-spot month; however, the non-spot month limits only apply in respect of the agricultural futures contracts that are currently subject to position limits under Part 150 of the CFTC regulations (the “legacy agricultural contracts”). With respect to regulatory oversight, the Position Limits Rule delegates authority to designated contract markets and swap execution facilities to oversee certain aspects of the position limits framework. In addition to setting the federal position limits, the Position Limits Rule also provides several exemptions from such position limits, including an expanded list of enumerated bona fide hedge exemptions and certain spread exemptions. Further, the Position Limits Rule sets forth two alternative processes for pursuing an exemption for non-enumerated hedge positions. Other than for the legacy agricultural contracts, compliance with the limits imposed by the Position Limits Rule will not be required until 2022, except that economically equivalent swaps need not comply with the Position Limits Rule until 2023.

The Benchmark Oil Futures Contract will be subject to position limits under the Position Limits Rule, and USL’s trading does not qualify as an enumerated bona fide hedge. Accordingly, the Position Limits Rule could negatively impact the ability of USL to meet its investment objective by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of USL in particular amounts and types of its permitted investments.

Until such time as compliance with the Position Limits Rule is required, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in the nine legacy agricultural contracts, while futures exchanges establish and enforce position limits and accountability levels for other agricultural products and certain energy products (e.g., oil and natural gas).

Under existing CFTC regulations and the Position Limits Rule, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10% or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that market participant (the "Aggregation Rules").

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

The initial margin requirements of the Final Margin Rules are being phased in over time, and the variation margin requirements of the Final Margin Rules are currently in effect. USL is not a Covered Swap Entity under the Final Margin Rules, but it is a financial end-user. Accordingly, USL is currently subject to the variation margin requirements of the Final Margin Rules. However, USL does not have material swaps exposure and, accordingly, USL will not be subject to the initial margin requirements of the Final Margin Rules.

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

Money Market Funds

The SEC adopted amendments to Rule 2a-7 under the Investment Company Act of 1940, as amended ("1940 Act"), which became effective in 2016, to reform money market funds (“MMFs”). While the rule applies only to MMFs, it may indirectly affect institutional investors such as USL. A portion of USL’s assets that are not used for margin or collateral in the Futures Contracts currently are invested in government MMFs. USL does not hold any non-government MMFs and does not anticipate investing in any non-government MMFs. However, if USL invests in other types of MMFs besides government MMFs in the future, USL could be negatively impacted by investing in an MMF that does not maintain a stable $1.00 NAV or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

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

Price Movements

Crude oil futures prices were volatile during the year ended December 31, 2020. The average price of the Benchmark Oil Futures Contracts started the year at $58.60 per barrel. The high of the year was on January 6, 2020 when the average price reached $60.66 per barrel. The average low for the year was on April 21, 2020, which was $24.80 per barrel. The year ended with the average price of the Benchmark Oil Futures Contracts at $48.27 per barrel, decrease of approximately (17.63)% over the year. USL’s per share NAV began the year at $22.95 and ended the year at $17.23 on December 31, 2020, decrease of approximately (24.92)% over the year. The average Benchmark Oil Futures Contracts prices listed above began with the February 2020 to January 2021 contracts and ended with the February 2021 to January 2022 contracts. The decrease of approximately (17.63)% on the average price of the Benchmark Oil Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USL seeks to track, which are more fully described below in the section titled “Tracking USL's Benchmark.”

During the year ended December 31, 2020, the crude oil futures market was in state of both contango and backwardation. When the market is in a state of contango, the near month crude Oil Futures Contract is lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. During periods of backwardation, the near month crude Oil Futures Contract is higher than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

As of December 31, 2020, USL had issued 52,050,000 shares, 11,400,000 of which were outstanding. As of December 31, 2020, there were 258,950,000 shares registered but not yet issued. USL has registered 311,000,000 shares since inception.

More shares may have been issued by USL than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by USL cannot be resold by USL. As a result, USL contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2020, USL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company, Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, and Virtu Financial BD LLC.

For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

	Year ended	Year ended
	December 31,	December 31,
	2020	2019
Per share net asset value, end of year	$17.23	$22.95
Average daily total net assets	$180,126,327	$56,218,971
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$411,309	$1,217,612
Annualized yield based on average daily total net assets	0.23%	2.17%
Management fee	$1,080,769	$337,314
Total fees and other expenses excluding management fees	$503,570	$160,223
Fees and expenses related the registration or offering of additional shares	$124,835	$—
Total commissions accrued to brokers	$102,980	$7,261
Total commissions as annualized percentage of average total net assets	0.06%	0.01%
Commissions accrued as a result of rebalancing	$35,522	$6,695
Percentage of commissions accrued as a result of rebalancing	34.49%	92.20%
Commissions accrued as a result of creation and redemption activity	$67,458	$566
Percentage of commissions accrued as a result of creation and redemption activity	65.51%	7.80%

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

The decrease in the per share NAV for the year ended December 31, 2020, compared to the year ended December 31, 2019, was due primarily to lower prices for crude oil and the related decrease in the value of the Oil Futures Contracts in which USL held and traded.

Average interest rates earned on short-term investments held by USL, including cash, cash equivalents and Treasuries, were lower during the year ended December 31, 2020, compared to the year ended December 31, 2019. As a result, the amount of income earned by USL as a percentage of average daily total net assets was lower during the year ended December 31, 2020, compared to the year ended December 31, 2019. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The increase in total fees and other expenses excluding management fees for the year ended December 31, 2020, compared to the year ended December 31, 2019 was due primarily to USL’s larger size as measured by total net assets.

The increase in total commissions accrued to brokers for the year ended December 31, 2020, compared to the year ended December 31, 2019, was due primarily to a higher number of Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended December 31, 2020, the average daily change in the Benchmark Oil Futures Contracts was 0.429%, while the average daily change in the per share NAV of USL over the same time period was 0.420%. The average daily difference was (0.009)% (or (0.9) basis points, where 1 basis point equals 1/100 of 1)%, meaning that over this time period USL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal. The average daily difference expressed as a percentage of average daily change in the Benchmark Oil Futures Contracts for the same period was (2.078)%. This ratio expressed in percentage terms is significantly affected by days or periods with flat price returns, and therefore, is not a meaningful measure of how well USL tracks its benchmark.

Since the commencement of the offering of USL’s shares to the public on December 6, 2007 to December 31, 2020, the average daily change in the Benchmark Oil Futures Contracts was (0.009)%, while the average daily change in the per share NAV of USL over the same time period was (0.010)%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1)%, meaning that over this time period USL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal. The average daily difference expressed as a percentage of the average daily change in Benchmark Oil Futures Contract for the same period was (0.655)%. This ratio expressed in percentage terms is significantly affected by days or periods with flat price returns, and therefore, is not a meaningful measure of how well USL tracks its benchmark.

The following two graphs demonstrate the correlation between the changes in USL’s NAV and the changes in the Benchmark Oil Futures Contracts. The first graph exhibits the daily changes in the last 30 valuation days ended December 31, 2020. The second graph measures monthly changes since December 31, 2015 through December 31, 2020.

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

For the year ended December 31, 2020, the actual total return of USL as measured by changes in its per share NAV was (24.92)%. This is based on an initial per share NAV of $22.95 as of December 31, 2019 and an ending per share NAV as of December 31, 2020 of $17.23. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $17.31 as of December 31, 2020, for a total return over the relevant time period of (24.58)%. The difference between the actual per share NAV total return of USL of (24.92)% and the expected total return based on the Benchmark Oil Futures Contracts of (24.58)% was an error over the time period of (0.34)% which is to say that USL’s actual total return underperformed its benchmark by that percentage. USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USL to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contracts.

By comparison, for the year ended December 31, 2019, the actual total return of USL as measured by changes in its per share NAV was 28.79%. This is based on an initial per share NAV of $17.82 as of December 31, 2018 and an ending per share NAV as of December 31, 2019 of $22.95. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $22.65 as of December 31, 2019, for a total return over the relevant time period of 27.10%. The difference between the actual per share NAV total return of USL of 28.79% and the expected total return based on the Benchmark Oil Futures Contracts of 27.10% was an error over the time period of 1.69%, which is to say that USL’s actual total return outperformed its benchmark by that percentage. USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USL to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contracts.

There are currently three factors that have impacted or are most likely to impact USL’s ability to accurately track its Benchmark Oil Futures Contracts.

First, USL may buy or sell its holdings in the then current Benchmark Oil Futures Contracts at a price other than the closing settlement price of that contract on the day during which USL executes the trade. In that case, USL may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contracts, which could cause the changes in the daily per share NAV of USL to either be too high or too low relative to the daily changes in the average price of the Benchmark Oil Futures Contracts. During the year ended December 31, 2020, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USL’s attempt to track the Benchmark Oil Futures Contracts.

Second, USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USL to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contracts. At the same time, USL earns dividend and interest income on its cash, cash equivalents and Treasuries. USL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2020. Interest payments, and any other income, were retained within the portfolio and added to USL’s NAV. When this income exceeds the level of USL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USL will realize a net yield that will tend to cause daily changes in the per share NAV of USL to track slightly higher than daily changes in the average of the prices of the Benchmark Oil Futures Contracts. If short-term interest rates rise above these current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contracts. USCF anticipates that interest rates may continue to stagnate over the near future near historical lows. It is anticipated that fees and expenses paid by USL may continue to be higher than interest earned by USL. As such, USCF anticipates that USL could possibly underperform its benchmark so long as interest earned is less than fees and expenses paid by USL.

Third, USL may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contracts’ total return movements. In that case, the error in tracking the Benchmark Oil Futures Contracts could result in daily changes in the per share NAV of USL that are either too high, or too low, relative to the daily changes in the average price of the Benchmark Oil Futures Contracts. During the year ended December 31, 2020, USL did not hold any Other Oil-Related Investments. If USL increases in size, and due to its obligations to comply with regulatory limits, USL may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place somewhat less often than contango since oil futures trading started in 1983. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. A combination of improved transportation and storage capacity, along with growing demand for crude oil globally, moderated the inventory build-up and led to reduced levels of contango by 2011. However, at the end of November 2014, global crude oil inventories grew rapidly after the Organization of Petroleum Exporting Countries (“OPEC”) voted to defend its market share against U.S. shale-oil producers, resulting in another period during which the crude oil market remained primarily in contango. This period of contango continued through December 31, 2017. Declining global crude oil inventories caused the market to flip into backwardation at the beginning of 2018 through late October 2018, at which point ongoing supply growth in the U.S., combined with increased OPEC production, once again led market participants to fear another global glut of crude oil. The crude oil market was primarily in contango the first half of 2019 and in backwardation during the second half of 2019. Crude oil flipped back into contango in January 2020 and remained predominantly in contango throughout 2020.

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

Crude Oil Market. During the year ended December 31, 2019, front month crude oil futures prices traded in a range between $(37.63) to $63.27. Crude oil declined (20.54)% from the end of 2019 through December 31, 2020 finishing the quarter at $48.52.

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

Second, crude oil price volatility went off-the-charts. For example, the 30-day annualized volatility of front month WTI crude oil futures prices reached 993% after averaging 35% in 2019 and 25% in the first two months of 2020. (If May crude oil futures had not gone negative on April 20, 2020, volatility would “only” have reached 416)%.

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

More recently, as economies reopened and OPEC+ supply cuts were absorbed by the market, WTI crude oil prices rose from all-time lows in the spring of 2020 to stabilize around $40 per barrel in June through October.  Crude prices rose further in November and December to finish the year at $48.52. WTI crude oil inventories in the United States fell from a modern record of 541 million barrels (mb) in June to 493 mb by the end of 2020. Meanwhile crude oil production in the United States declined below 10 mb per day during the second half of 2020 after peaking over 13 mb per day in March 2020. The full impact of the world's response to the COVID-19 pandemic still has not been determined, and the winter surge in cases coupled with slow vaccine rollouts suggest that more economic pain may lie ahead. At this stage, it is impossible to predict whether crude oil prices will rise, fall, or remain stable. High risk remains in oil markets until demand and supply are fully balanced and the full impact of past, current, and future COVID-19 pandemic mitigation measures is known.

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

For the ten-year time period between December 31, 2010 and December 31, 2020, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis exhibited strong correlation with unleaded gasoline and diesel-heating oil, moderate correlation with the movements of large cap U.S. equities and global equities, no correlation with natural gas, and limited negative correlation with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Large	US	Global
	Cap US	Gov’t	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Unleaded	Heating	Natural	Crude
Correlation Matrix 10 Years	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	(0.381)	0.967	0.549	0.337	0.159	0.476
US Gov’t Bonds (BEUSG4 Index)		1.000	(0.366)	(0.285)	(0.337)	(0.090)	(0.328)
Global Equities (FTSE World Index)			1.000	0.576	0.432	0.141	0.514
Unleaded Gasoline				1.000	0.672	0.083	0.739
Heating Oil					1.000	0.005	0.780
Natural Gas						1.000	(0.004)
Crude Oil							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended December 31, 2020, movements of crude oil displayed strong correlation with large cap U.S. equities, global equities, unleaded gasoline and diesel-heating oil and limited negative correlation with movements with natural gas and U.S. Government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Large	US	Global
	Cap US	Gov’t	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Unleaded	Heating	Natural	Crude
Correlation Matrix 1 Year	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	(0.537)	0.990	0.763	0.393	0.225	0.540
US Gov’t Bonds (BEUSG4 Index)		1.000	(0.569)	(0.536)	(0.530)	(0.546)	(0.477)
Global Equities (FTSE World Index)			1.000	0.789	0.493	0.157	0.588
Unleaded Gasoline				1.000	0.713	0.013	0.886
Heating Oil					1.000	(0.217)	0.846
Natural Gas						1.000	(0.109)
Crude Oil							1.000

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

For the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

The comparison of the fiscal years ended December 31, 2019 and 2018 can be found in USL’s annual report on Form 10-K for the fiscal year ended December 31, 2019 located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

USL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USL has allocated substantially all of its net assets to trading in Oil Interests. USL invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and

Other Oil-Related Investments. A significant portion of USL's NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USL's account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from USL's investments in money market funds and Treasuries is paid to USL. During the year ended December 31, 2020, USL's expenses did exceed the income USL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the year ended December 31, 2019, USL's expenses exceeded the income USL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. To the extent expenses exceed income, USL's NAV will be negatively impacted.

USL’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USL from promptly liquidating its positions in Oil Futures Contracts. During the year ended December 31, 2020, USL did not purchase or liquidate any of its positions while daily limits were in effect; however, USL cannot predict whether such an event may occur in the future.

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

As of December 31, 2020, USL held cash deposits and investments in Treasuries and money market funds in the amount of $182,551,168 with the custodian and the FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USL's custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2020, USL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USL. While USL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USL’s financial position.

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

USCF pays the fees of the Marketing Agent as well as BNY Mellon’s fees for performing administrative, custodial, and transfer agency services. BNY Mellon’s fees for performing administrative services include those in connection with the preparation of USL’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and USL have also entered into a licensing agreement with the NYMEX pursuant to which USL and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee to the NYMEX. USL also pays the fees and expenses associated with its tax accounting and reporting requirements.

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

As of December 31, 2020, USL's portfolio held 4,069 Crude Oil Futures CL Contracts traded on the NYMEX. As of December 31, 2020 USL did not hold any Futures Contracts traded on the ICE Futures. For a list of USL's current holdings, please see USL's website at www.uscfinvestments.com.

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

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC swap pursuant to guidelines approved by the Board. Furthermore, USCF on behalf of USL only enters into OTC swaps with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF. USL will also require that the counterparty be highly rated and/or provide collateral or other credit support. Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

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

Item 8 Financial Statements and Supplementary Data.

United States 12 Month Oil Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of USL’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2020, USL’s internal control over financial reporting is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

United States 12 Month Oil Fund, LP

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition of United States 12 Month Oil Fund, LP (the “Fund”) as of December 31, 2020 and 2019, including the schedule of investments as of December 31, 2020 and 2019, and the related statements of operations, changes in partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). We also have audited the Fund’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States 12 Month Oil Fund, LP as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Definition and Limitations of Internal Control over Financial Reporting

A Fund’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Fund’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Fund are being made only in accordance with authorizations of management and directors of the Fund; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Spicer Jeffries LLP

We have served as the Fund’s auditor since 2007.

Denver, Colorado

February 26, 2021

United States 12 Month Oil Fund, LP

Statements of Financial Condition

At December 31, 2020 and December 31, 2019

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents (at cost $181,574,615 and $45,166,882, respectively) (Notes 2 and 5)	$181,574,615	$45,166,882
Equity in trading accounts:
Cash and cash equivalents (at cost $976,553 and $6,440,093, respectively)	976,553	6,440,093
Unrealized gain (loss) on open commodity futures contracts	36,882,450	3,602,591
Dividends receivable	178	12,950
Interest receivable	6,975	6,320
Prepaid insurance*	1,461	1,441
Prepaid registration fees	55,407	—

Total Assets	$219,497,639	$55,230,277

Liabilities and Partners’ Capital
Payable due to Broker	$21,925,587	$—
Payable for shares redeemed	860,589	—
General Partner management fees payable (Note 3)	102,144	28,094
Professional fees payable	132,523	119,417
Brokerage commissions payable	12,602	3,422
Directors’ fees payable*	2,807	1,953
License fees payable	6,846	352

Total Liabilities	23,043,098	153,238

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	196,454,541	55,077,039
Total Partners’ Capital	196,454,541	55,077,039

Total Liabilities and Partners’ Capital	$219,497,639	$55,230,277

Limited Partners’ shares outstanding	11,400,000	2,400,000
Net asset value per share	$17.23	$22.95
Market value per share	$17.19	$22.99

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to financial statements.

United States 12 Month Oil Fund, LP

Schedule of Investments

At December 31, 2020

			Fair Value/
			Unrealized Gain
			(Loss) on Open	% of
	Notional	Number of	Commodity	Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts – Long
United States Contracts
NYMEX WTI Crude Oil Futures February 2021 contracts, expiring January 2021	$11,103,530	339	$5,344,750	2.72
NYMEX WTI Crude Oil Futures March 2021 contracts, expiring February 2021	11,270,670	339	5,214,900	2.65
NYMEX WTI Crude Oil Futures April 2021 contracts, expiring March 2021	11,418,410	339	5,087,500	2.59
NYMEX WTI Crude Oil Futures May 2021 contracts, expiring April 2021	11,525,550	339	4,980,360	2.54
NYMEX WTI Crude Oil Futures June 2021 contracts, expiring May 2021	12,241,370	339	4,244,200	2.16
NYMEX WTI Crude Oil Futures July 2021 contracts, expiring June 2021	13,908,710	339	2,539,570	1.29
NYMEX WTI Crude Oil Futures August 2021 contracts, expiring July 2021	14,411,950	339	1,985,480	1.01
NYMEX WTI Crude Oil Futures September 2021 contracts, expiring August 2021	15,197,630	339	1,138,780	0.58
NYMEX WTI Crude Oil Futures October 2021 contracts, expiring September 2021	14,202,120	339	2,073,270	1.06
NYMEX WTI Crude Oil Futures November 2021 contracts, expiring October 2021	14,806,150	339	1,415,000	0.72
NYMEX WTI Crude Oil Futures December 2021 contracts, expiring November 2021	14,001,880	339	2,161,640	1.10
NYMEX WTI Crude Oil Futures January 2022 contracts, expiring December 2021	15,449,600	340	697,000	0.35
Total Open Futures Contracts*	$159,537,570	4,069	$36,882,450	18.77

			% of
	Shares/Principal	Market	Partners’
	Amount	Value	Capital
Cash Equivalents
United States Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio, 0.01%#	200,000	$200,000	0.10
RBC U.S. Government Money Market Fund - Institutional Share Class, 0.02%#	19,996,000	19,996,000	10.18
Total United States Money Market Funds		$20,196,000	10.28

#    Reflects the 7-day yield at December 31, 2020.

*    Collateral amounted to $15,259,310 on open commodity futures contracts.

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

United States 12 Month Oil Fund, LP

Schedule of Investments (Continued)

At December 31, 2019

	Principal	Market	Partners’
	Amount	Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
2.05%, 1/02/2020	$1,000,000	$999,944	1.82
2.03%, 1/09/2020	2,000,000	1,999,107	3.63
2.01%, 1/16/2020	1,000,000	999,173	1.81
2.04%, 1/23/2020	2,000,000	1,997,535	3.63
2.02%, 1/30/2020	1,000,000	998,390	1.81
1.90%, 2/06/2020	1,000,000	998,122	1.81
1.87%, 2/13/2020	2,000,000	1,995,569	3.62
1.85%, 2/20/2020	1,000,000	997,451	1.81
1.85%, 2/27/2020	2,000,000	1,994,205	3.62
1.84%, 3/05/2020	3,000,000	2,990,292	5.43
1.84%, 3/19/2020	2,000,000	1,992,113	3.62
1.88%, 3/26/2020	1,000,000	995,608	1.81
1.70%, 4/02/2020	2,000,000	1,991,362	3.62
1.64%, 4/09/2020	2,000,000	1,991,035	3.62
1.60%, 4/16/2020	2,000,000	1,990,637	3.62
1.60%, 4/23/2020	2,000,000	1,990,018	3.61
1.59%, 4/30/2020	2,000,000	1,989,500	3.61
1.54%, 5/07/2020	2,000,000	1,989,240	3.61
1.55%, 5/14/2020	1,000,000	994,268	1.81
1.55%, 5/21/2020	1,000,000	993,988	1.81
1.58%, 5/28/2020	1,000,000	993,546	1.80
1.53%, 6/04/2020	1,000,000	993,456	1.80
1.53%, 6/11/2020	1,000,000	993,149	1.80
1.54%, 6/18/2020	1,000,000	992,817	1.80
1.57%, 6/25/2020	1,000,000	992,373	1.80
Total Treasury Obligations		37,852,898	68.73

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	5,000,000	5,000,000	9.08
Goldman Sachs Financial Square Funds - Government Fund - Class FS	4,000,000	4,000,000	7.26
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	4,000,000	4,000,000	7.26
Total Money Market Funds		13,000,000	23.60
Total Cash Equivalents		$50,852,898	92.33
*	Collateral amounted to $6,440,093 on open futures contracts.

See accompanying notes to financial statements.

United States 12 Month Oil Fund, LP

Statements of Operations

For the years ended December 31, 2020, 2019 and 2018

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$76,578,011	$(5,665,084)	$20,594,140
Change in unrealized gain (loss) on open commodity futures contracts	33,279,859	19,374,784	(26,844,760)
Realized gain (loss) on short-term investments	1,240	—	(21)
Dividend income	158,704	241,099	212,708
Interest income*	252,605	976,513	1,173,556
ETF transaction fees	33,264	4,550	5,950
Total Income (Loss)	$110,303,683	$14,931,862	$(4,858,427)

Expenses
General Partner management fees (Note 3)	$1,080,769	$337,314	$473,218
Professional fees	231,301	131,501	144,701
Brokerage commissions	102,980	7,261	6,045
Directors’ fees and insurance	17,435	13,028	13,806
License fees	27,019	8,433	11,830
Registration fees	124,835	—	—

Total Expenses	1,584,339	497,537	649,600

Net Income (Loss)	$108,719,344	$14,434,325	$(5,508,027)
Net Income (Loss) per limited partner share	$(5.72)	$5.13	$(3.23)
Net Income (Loss) per weighted average limited partner share	$8.83	$5.52	$(1.62)
Weighted average limited partner shares outstanding	12,315,890	2,615,479	3,390,137
*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

United States 12 Month Oil Fund, LP

Statement of Changes in Partners’ Capital

For the years ended December 31, 2020, 2019 and 2018

	Limited Partners*
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Balances at beginning of year	$55,077,039	$50,798,630	$91,553,902
Addition of 28,750,000, 100,000 and - partnership shares, respectively	302,421,810	2,254,827	—
Redemption of (19,750,000), (550,000) and (1,500,000) partnership shares, respectively	(269,763,652)	(12,410,743)	(35,247,245)
Net income (loss)	108,719,344	14,434,325	(5,508,027)

Balances at end of year	$196,454,541	$55,077,039	$50,798,630

*    General Partners' shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States 12 Month Oil Fund, LP

Statements of Cash Flows

For the years ended December 31, 2020, 2019 and 2018

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$108,719,344	$14,434,325	$(5,508,027)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(33,279,859)	(19,374,784)	26,844,760
(Increase) decrease in dividends receivable	12,772	(12,055)	15,874
(Increase) decrease in interest receivable	(655)	(5,156)	1,530
(Increase) decrease in prepaid insurance*	(20)	(9)	(326)
(Increase) decrease in prepaid registration fees	(55,407)	—	—
Increase (decrease) in payable due to Broker	21,925,587	—	(7,565,281)
Increase (decrease) in General Partner management fees payable	74,050	461	(18,959)
Increase (decrease) in professional fees payable	13,106	(7,904)	(17,856)
Increase (decrease) in brokerage commissions payable	9,180	—	(3,940)
Increase (decrease) in directors' fees payable*	854	150	(317)
Increase (decrease) in license fees payable	6,494	(862)	(1,572)
Net cash provided by (used in) operating activities	97,425,446	(4,965,834)	13,745,886

Cash Flows from Financing Activities:
Addition of partnership shares	302,421,810	2,254,827	—
Redemption of partnership shares	(268,903,063)	(12,410,743)	(35,247,245)
Net cash provided by (used in) financing activities	33,518,747	(10,155,916)	(35,247,245)

Net Increase (Decrease) in Cash and Cash Equivalents	130,944,193	(15,121,750)	(21,501,359)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	51,606,975	66,728,725	88,230,084
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$182,551,168	$51,606,975	$66,728,725

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$181,574,615	$45,166,882	$42,728,472
Equity in Trading Accounts:
Cash and cash equivalents	976,553	6,440,093	24,000,253
Total Cash, Cash Equivalents and Equity in Trading Accounts	$182,551,168	$51,606,975	$66,728,725

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to financial statements.

United States 12 Month Oil Fund, LP

Notes to Financial Statements

For the years ended December 31, 2020, 2019 and 2018

NOTE 1 — ORGANIZATION AND BUSINESS

The United States 12 Month Oil Fund, LP (“USL”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007. USL is a commodity pool that issues limited partnership interests (“shares”) traded on the NYSE Arca, Inc. (the “NYSE Arca”). USL's shares began trading on December 6, 2007. Prior to November 25, 2008, USL’s shares traded on the American Stock Exchange (the “AMEX”). USL will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Third Amended and Restated Agreement of Limited Partnership dated as of December 15, 2017 (as amended from time to time, the “LP Agreement”), which grants full management control to its general partner, United States Commodity Funds LLC (“USCF”).

The investment objective of USL is for the daily changes in percentage terms of its per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the average of the prices of specified short-term futures contracts on light, sweet crude oil called the "Benchmark Oil Futures Contracts," plus interest earned on USL's collateral holdings, less USL's expenses. The Benchmark Oil Futures Contracts are the futures contracts on light, sweet crude oil as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted.

USL seeks to achieve its investment objective by investing so that the average daily percentage change in USL's NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Oil Futures Contracts over the same period. USL seeks to achieve its investment objective by investing primarily in futures contracts for light, sweet crude oil, other types of crude oil, diesel-heating oil, gasoline, natural gas, and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”) or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and non-exchange traded (“over-the-counter” or “OTC”) transactions that are based on the price of oil, other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). Market conditions that USCF currently anticipates could cause USL to invest in Other Oil-Related Investments include those allowing USL to obtain greater liquidity or to execute transactions with more favorable pricing. (For convenience and unless otherwise specified, Oil Futures Contracts and Other Oil-Related Investments collectively are referred to as “Oil Interests” in the notes to the financial statements).

Investors should be aware that USL's investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil, nor is USL's investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day.

This is because natural market forces called contango and backwardation have impacted the total return on an investment in USL's shares during the past year relative to a hypothetical direct investment in crude oil and, in the future, it is likely that the relationship between the market price of USL's shares and changes in the spot prices of light, sweet crude oil will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing crude oil, which could be substantial).

In addition, USCF believes that market arbitrage opportunities will cause daily changes in USL's share price on the NYSE Arca on a percentage basis to closely track daily changes in USL's per share NAV on a percentage basis. USCF further believes that the daily changes in the average prices of the Benchmark Oil Futures Contracts have historically closely tracked the daily changes in prices of light, sweet crude oil. USCF believes that the net effect of these relationships will be that the daily changes in the price of USL's shares on the NYSE Arca on a percentage basis will closely track the daily changes in the spot price of a barrel of light, sweet crude oil on a percentage basis, less USL's expenses.

USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USL accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of December 31, 2020, USL held 4,069 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures.

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

USCF is also the sponsor of the United States Commodity Index Funds Trust ("USCIFT"), a Delaware statutory trust and each of its series: the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”) and the USCF Crescent Crypto Index Fund (“XBET”). XBET is currently in registration and has not commenced operations.

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

On December 4, 2007, USL initially registered 11,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On December 6, 2007, USL listed its shares on the AMEX under the ticker symbol “USL” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USL established its initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. USL also commenced investment operations on December 6, 2007, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of December 31, 2020, USL had registered a total of 311,000,000 shares.

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

In accordance with U.S. GAAP, USL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USL files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USL is not subject to income tax return examinations by major taxing authorities for years before 2017. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USL recording a tax liability that reduces net assets. However, USL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2020.

Creations and Redemptions

Authorized Participants may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

USL receives or pays the proceeds from shares sold or redeemed within two business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in USL’s statements of financial condition as receivable for shares sold and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at December 31, 2020.

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

Ongoing Registration Fees and Other Offering Expenses

USL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2020, 2019 and 2018, USL incurred $124,835, $0 and $0 respectively, in registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

USL is responsible for paying its portion of the directors’ and officers’ liability insurance for USL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USL and the Related Public Funds. USL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2020 are estimated to be a total of $17,435 for USL and, in the aggregate for USL and the Related Public Funds, $585,896. For the year ended December 31, 2019, these fees and expenses were $556,951 for USL and the Related Public Funds. USL’s portion of such fees and expenses for the year ended December 31, 2019 was $13,028. For the year ended December 31, 2018, these fees and expenses were $521,689 for USL and the Related Public Funds. USL’s portion of such fees and expenses for the year ended December 31, 2018 was $13,806.

Licensing Fees

As discussed in Note 4 below, USL entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USL and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the years ended December 31, 2020, 2019 and 2018, USL incurred $27,019, $8,433 and $11,830, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USL’s audit expenses and tax accounting and reporting requirements are paid by USL. These costs are estimated to be $172,800 for the year ending December 31, 2020 approximately $131,500 for the year ended December 31, 2019 and approximately $144,700 for the year ended December 31, 2018. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

Brokerage and Futures Commission Merchant Agreements

USL entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as USL's FCM effective October 10, 2013.  USL has engaged each of RCG Division of Marex Spectron ("RCG"), E D & F Man Capital Markets Inc. ("MCM") and Macquarie Futures USA LLC ("MFUSA") to serve as an additional FCM to USL effective on May 28, 2020, June 5, 2020, and December 3, 2020, respectively. The agreements with USL's FCMs require the FCMs to provide services to USL in connection with the purchase and sale of Oil Futures Contracts and Other Oil-Related Investments that may be purchased and sold by or through the applicable FCM for USL’s account. In accordance with the FCM agreements, USL pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Oil Futures Contracts and options on Oil Futures Contracts. Such fees include those incurred when purchasing Oil Futures Contracts and options on Oil Futures Contracts when USL issues shares as a result of a Creation Basket, as well as fees incurred when selling Oil Futures Contracts and options on Oil Futures Contracts when USL redeems shares as a result of a Redemption Basket. Such fees are also incurred when Oil Futures Contracts and options on Oil Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. USL also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Total commissions accrued to brokers	$102,980	$7,261	$6,045
Total commissions as annualized percentage of average total net assets	0.06%	0.01%	0.01%
Commissions accrued as a result of rebalancing	$35,522	$6,695	$4,961
Percentage of commissions accrued as a result of rebalancing	34.49%	92.20%	82.07%
Commissions accrued as a result of creation and redemption activity	$67,458	$566	$1,084
Percentage of commissions accrued as a result of creation and redemption activity	65.51%	7.80%	17.93%

The increase in total commissions accrued to brokers for the year ended December 31, 2020, compared to the year ended December 31, 2019, was due primarily to a higher number of crude oil futures contracts being held and traded.

NYMEX Licensing Agreement

USL and the NYMEX entered into a licensing agreement on April 10, 2006, as amended on October 20, 2011, whereby USL was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, USL and the Related Public Funds, other than BNO, USCI and CPER, USOU and USOD, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3. USL expressly disclaims any association with the NYMEX or endorsement of USL by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

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

The purchase and sale of futures contracts, options on futures contracts and cleared swaps require margin deposits with an FCM. Additional deposits may be necessary for any loss on contract value. The CEA requires FCMs to segregate all customer transactions and assets from the FCM’s proprietary activities. To reduce the credit risk that arises in connection with OTC swaps, USL will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc., which provides for the netting of its overall exposure to its counterparty. The Master Agreement is negotiated as between the parties and would address, among other things, the exchange of margin between the parties.

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

A novel strain of coronavirus (COVID-19) outbreak was declared a pandemic by the World Health Organization on March 11, 2020. The situation is evolving with various cities and countries around the world responding in different ways to address the outbreak. There are direct and indirect economic effects developing for various industries and individual companies throughout the world. Management will continue to monitor the impact COVID-19 has on USL and reflect the consequences as appropriate in USL's accounting and financial reporting. The recent pandemic spread of the novel coronavirus and related geopolitical events could lead to increased market volatility, disruption to U.S. and world economies and markets and may have significant adverse effects on USL and its investments.

All of the futures contracts held by USL through December 31, 2020 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USL’s cash in money market funds that seek to maintain a stable per share NAV. USL is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2020 and December 31, 2019, USL held investments in money market funds in the amounts of $20,196,000 and $13,000,000, respectively. USL also holds cash deposits with its custodian. As of December 31, 2020 and December 31, 2019, USL held cash deposits and investments in Treasuries in the amounts of $162,355,168 and $38,606,975 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should USL’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2020, 2019 and 2018 for the shareholders. This information has been derived from information presented in the financial statements.

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Per Share Operating Performance:
Net asset value, beginning of year	$22.95	$17.82	$21.05
Total income (loss)	(5.59)	5.32	(3.04)
Total expenses	(0.13)	(0.19)	(0.19)
Net increase (decrease) in net asset value	(5.72)	5.13	(3.23)
Net asset value, end of year	$17.23	$22.95	$17.82

Total Return	(24.92)%	28.79%	(15.34)%

Ratios to Average Net Assets
Total income (loss)	61.24%	26.56%	(6.16)%
Management fees	0.60%	0.60%	0.60%
Expenses excluding management fees	0.28%	0.28%	0.22%
Net income (loss)	60.36%	25.68%	(6.98)%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USL.

NOTE 7 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2020 and 2019.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2020	2020	2020	2020
Total Income (Loss)	$(25,014,567)	$98,787,716	$10,116,673	$26,413,861
Total Expenses	105,391	511,025	554,171	413,752
Net Income (Loss)	$(25,119,958)	$98,276,691	$9,562,502	$26,000,109
Net Income (Loss) per Share	$(10.79)	$2.54	$0.41	$2.12

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2019	2019	2019	2019
Total Income (Loss)	$13,503,903	$(1,607,177)	$(4,048,873)	$7,084,009
Total Expenses	134,064	132,975	114,129	116,369
Net Income (Loss)	$13,369,839	$(1,740,152)	$(4,163,002)	$6,967,640
Net Income (Loss) per Share	$4.70	$(0.72)	$(1.64)	$2.79

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

The following table summarizes the valuation of USL’s securities at December 31, 2020 using the fair value hierarchy:

At December 31, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$20,196,000	$20,196,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	36,882,450	36,882,450	—	—

The following table summarizes the valuation of USL’s securities at December 31, 2019 using the fair value hierarchy:

At December 31, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$50,852,898	$50,852,898	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	3,602,591	3,602,591	—	—

Effective January 1, 2009, USL adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Statements of	Fair Value	Fair Value
	Financial	at December 31,	at December 31,
Derivatives not Accounted for as Hedging Instruments	Condition Location	2020	2019
Futures - Commodity Contracts	Assets	$36,882,450	$3,602,591

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended		For the year ended		For the year ended
		December 31, 2020		December 31, 2019		December 31, 2018
			Change in		Change in		Change in
Derivatives	Location of	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
not Accounted	Gain (Loss)	gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
for as	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives	in Derivatives	Derivatives
Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$76,578,011		$(5,665,084)		$20,594,140

	Change in unrealized gain (loss) on open positions		$33,279,859		$19,374,784		$(26,844,760)

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, which changes certain fair value measurement disclosure requirements. The new ASU, in addition to other modifications and additions, removes the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and USL's policy for the timing of transfers between levels. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. USL has evaluated the implications of certain provisions of the ASU and has determined that there will be no material impacts to the financial statements.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. USL has no executive officers. Pursuant to the terms of the LP Agreement, USL’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
Nicholas D. Gerber	58	Management Director, Vice President
Andrew F. Ngim	60	Chief Operating Officer, Management Director and Portfolio Manager
Robert L. Nguyen	61	Management Director
John P. Love	49	Management Director, Chairman of the Board of Directors, President and Chief Executive Officer
Stuart P. Crumbaugh	57	Chief Financial Officer, Secretary and Treasurer
Carolyn M. Yu	62	Chief Compliance Officer
Ray W. Allen	64	Portfolio Manager
Kevin A. Baum	50	Chief Investment Officer
Gordon L. Ellis	74	Independent Director
Malcolm R. Fobes III	56	Independent Director
Peter M. Robinson	63	Independent Director

Ray W. Allen, 64, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of: (1) UGA from February 2008 until March 2010, and then portfolio manager since May 2015, (2) UHN from April 2008 until March 2010, and then portfolio manager since May 2015, (3) UNL from November 2009 until March 2010, and then portfolio manager since May 2015. In addition, he has been the portfolio manager of: (1) DNO since September 2009, (2) USO and USL since March 2010, (3) BNO since June 2010, (4) UNG since May 2015, (4) USOU and USOD from July 2017 to December 2019, and (5) the USCF Commodity Strategy Fund, a series of USCF Mutual Funds Trust, from October 2017 to March 2019. Mr. Allen also has served as the portfolio manager of the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, since May 2018. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers, LLC (“USCF Advisers”). USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in Economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 50, has served as the Chief Investment Officer of USCF since September 1, 2016 and as a Portfolio Manager of USCF from March 2016 to April 2017. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been approved as an NFA principal and associated person of USCF since April 2016 and, as of January 2017, a branch manager of USCF. As of February 2017, he also is an associated person and branch manager of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, earned a B.B.A. in Finance from Texas Tech University and holds an NFA Series 3 registration.

Stuart P. Crumbaugh, 57, Chief Financial Officer, Secretary and Treasurer of USCF since May 2015 and also the Chief Financial Officer of Concierge Technologies, Inc. ("Concierge"), the parent of Wainwright Holdings, Inc. (“Wainwright”) since December 2017. He is also the Treasurer and a member of the Board of Directors of Marygold & Co., a subsidiary of Concierge, since November 2019. In addition, Mr. Crumbaugh has served as a director of Wainwright, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of January 2017, he is a principal of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers. He has served as a Management Trustee, Chief Financial Officer and Treasurer of (1) USCF ETF Trust since May 2015 and (2) USCF Mutual Funds Trust since October 2016. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. From December 2012 through December 2013, Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer of IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant – Michigan (inactive).

Nicholas D. Gerber, 58, Vice President since May 15, 2015 and Management Director since June 2005. Mr. Gerber served as President and Chief Executive Officer of USCF from June 2005 through May 15, 2015 and Chairman of the Board of Directors of USCF from June 2005 through October 2019. Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. Since January 26, 2015, Mr. Gerber also has served as the Chief Executive Officer, President, and Chairman of the Board of Directors of Concierge Technologies, Inc. (“Concierge”), which is a company publicly traded under the ticker symbol “CNCG.” Concierge is the sole shareholder of Wainwright. He is also the CEO and a member of the Board of Directors of Marygold & Co., a subsidiary of Concierge, since November 2019. Mr. Gerber also is the President and a director of Wainwright, a position he has held since March of 2004. From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. Mr. Gerber also has served USCF Advisers on the Board of Managers from June 2013 to present, as the President from June 2013 through June 18, 2015, and as Vice President from June 18, 2015 to present. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, since February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also has served as Chairman of the Boards of Trustees of USCF ETF Trust since 2014 and USCF Mutual Funds Trust since October 2016, respectively, (USCF ETF Trust and together with USCF Mutual Funds Trust are referred to as the “Trusts”) and each of the Trusts are investment companies registered under the Investment Company Act of 1940, as amended. In addition, Mr. Gerber served as the President and Chief Executive Officer of USCF ETF Trust from June 2014 until December 2015. Mr. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. Additionally, effective as of January 2017, he is a principal of USCF Advisers and, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a B.A. from Skidmore College and holds an NFA Series 3 registration.

John P. Love, 49, President and Chief Executive Officer of USCF since May 15, 2015, Management Director of USCF since October 2016 and Chairman of the Board of Directors of USCF since October 2019. Mr. Love also is a director of Wainwright, a position he has held since December 2016. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through May 15, 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006. Mr. Love was the portfolio manager of USO from April 2006 until March 2010 and the portfolio manager for USL from December 2007 until March 2010. Mr. Love has been the portfolio manager of UNG since April 2007, and the portfolio manager of UGA, UHN, and UNL since March 2010.

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

Andrew F Ngim, 60, co-founded USCF in 2005 and has served as a Management Director since May 2005 and, since August 15, 2016, has served as the Chief Operating Officer of USCF. Mr. Ngim has served as the portfolio manager for USCI, CPER and USAG since January 2013. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and has served as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. Mr. Ngim also served as portfolio manager of (a) the following series of the USCF ETF Trust: (1) the Stock Split Index Fund from September 2014 to October 2017, (2) the USCF Restaurant Leaders Fund from November 2016 to October 2017, (3) USCF SummerHaven SHPEI Index Fund from December 2017 to October 2020, (4) USCF SummerHaven SHPEN Index Fund from December 2017 to April 2020, and (b) a series of USCF Mutual Funds Trust, the USCF Commodity Strategy Fund, from March 2017 to March 2019. Mr. Ngim also serves as the portfolio manager for the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, from May 2018 to present. Mr. Ngim serves as a Management Trustee of: (1) the USCF ETF Trust from August 2014 to the present and (2) the USCF Mutual Funds Trust from October 2016 to present. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 61, Management Director and principal since July 2015. Mr. Nguyen served on the Board of Wainwright from December 2014 to December 2016. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, an investment adviser registered under the Investment Advisers Act of 1940, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 through March 2012 and an associated person of USCF listed with the CFTC and NFA from November 2007 through March 2012. Mr. Nguyen has been a principal of USCF listed with the CFTC and NFA since July 2015 and an associated person of USCF listed with the CFTC and NFA since December 2015. As of February 2017, he also is an associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Nguyen earned his B.S. from California State University at Sacramento, and holds NFA Series 3 and FINRA Series 7 registrations.

Carolyn M. Yu, 62, Chief Compliance Officer of USCF since February 2013. In addition, she served USCF as the General Counsel from May 2015 through April 2018 and the Assistant General Counsel from August 2011 through April 2015. Ms. Yu also served as the General Counsel of Concierge, the parent of Wainwright from November 2017 through December 2018. Ms. Yu has served as (1) Chief Compliance Officer of USCF Advisers and USCF ETF Trust since May 2015 and of USCF Mutual Funds Trust since October 2016, (2) Chief AML Officer of USCF ETF Trust since May 2015 and of USCF Mutual Funds Trust since October 2016, and (3) Chief Legal Officer of USCF Advisers and USCF ETF Trust from May 2015 through April 2018 and of USCF Mutual Funds Trust from October 2016 through April 2018. Prior to May 2015, Ms. Yu was the Assistant Chief Compliance Officer and AML Officer of the USCF ETF Trust. Since August 2013, in the case of USCF, and January 2017, in the case of USCF Advisers LLC, Ms. Yu has been a principal listed with the CFTC and NFA. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Ms. Yu earned her JD from Golden Gate University School of Law and a B.S. in business administration from San Francisco State University.

Gordon L. Ellis, 74, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores, develops, and evaluates gold mining properties in Peru, South America. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is an engineer and earned an MBA in international finance.

Malcolm R. Fobes III, 56, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 63, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Melinda D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Scott Schoenberger, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum, Carolyn M. Yu and Wainwright Holdings, Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum and Carolyn M. Yu. In addition, Wainwright is a Principal because it is the sole member of USCF. None of the Principals owns or has any other beneficial interest in USL. Ray W. Allen and Andrew F. Ngim make trading and investment decisions for USL. Ray W. Allen, Andrew F. Ngim and Kevin Sheehan execute trades on behalf of USL. In addition, Nicholas D. Gerber, John P. Love, Robert L. Nguyen, Ray W. Allen, Kevin A. Baum, Kevin Sheehan, Kathryn Rooney, Maya Lowry, and Ryan Katz are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Kevin A. Baum, Kevin Sheehan and Ray W. Allen are also registered with the CFTC as Swaps Associated Persons.

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

Risk Management

The full Board is actively involved in overseeing the management and operation of USCF, including oversight of the risks that face USL and the Related Public Funds. For example, the Board has adopted an Investment Policy and a Policy for Use of Derivatives. The policies are intended to ensure that USCF takes prudent and careful action while entering into and managing investments taken by USL, including Oil Futures Contracts and Other Oil-Related Investments such as OTC swap contracts. Additionally, the policies are intended to provide assurance that there is sufficient flexibility in controlling risks and returns associated with the use of investments by USL. The policies, among other things, limit USL’s ability to have too high of a concentration of its assets in non-exchange traded futures contracts or cleared swap contracts or concentrating its investments in too few counterparties, absent prior approval from the Board. Existing counterparties are reviewed periodically by the Board to ensure that they continue to meet the criteria outlined in the policies. The Board tasks USCF with assessing risks, including market risk, credit risk, liquidity risk, cash flow risk, basis risk, legal and tax risk, settlement risk, and operational risk.

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

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

USL does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of USL and other entities controlled by USCF. USL does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. USL pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.60% of average daily total net assets. For 2020, USL accrued aggregate management fees of $1,080,769.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2020, by the directors of USCF. USL’s portion of the aggregate fees paid for director’s fees and insurance for the year ended December 31, 2020 was $17,435.

Change in
Pension Value
	Fees				and
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Plan	Compensation	Total
Management Directors
Nicholas D. Gerber	$—	NA	NA	NA	$—	$—	$—
John P. Love	$—	NA	NA	NA	$—	$—	$—
Andrew F Ngim	$—	NA	NA	NA	$—	$—	$—
Robert L. Nguyen	$—	NA	NA	NA	$—	$—	$—
Independent Directors
Peter M. Robinson	$3,612	NA	NA	NA	$—	$—	$3,612
Gordon L. Ellis	$3,612	NA	NA	NA	$—	$—	$3,612
Malcolm R. Fobes III (1)	$4,334	NA	NA	NA	$—	$—	$4,334
(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation from USCF, in recognition of the additional responsibilities he has undertaken in this role.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None of the directors or executive officers of USCF own any shares of USL. In addition, USL is not aware of any 5% holder of its shares as of February 10, 2021.

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

Item 14. Principal Accountant Fees and Services.

The fees for services billed to USL by its independent auditors for the last two fiscal years are as follows:

	2020	2019
Audit fees	$45,000	$45,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$45,000	$45,000

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

Part IV

Item 15. Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 76.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(7)	Third Amended and Restated Agreement of Limited Partnership.
3.3(7)	Sixth Amended and Restated Limited Liability Company Agreement of USCF.
4.1(14)	Description of Securities.
10.1(8)	Form of Authorized Participant Agreement.
10.2(3)	Marketing Agent Agreement.
10.3(3)	Amendment Agreement to the Marketing Agent Agreement.
10.4(4)	Amendment No. 2 to the Marketing Agent Agreement.
10.5(2)	Third Amendment Agreement to the Marketing Agent Agreement.
10.6(5)	Amendment to the License Agreement.
10.7(6)	Third Amendment to License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.8(10)	Form of Custody Agreement with The Bank of New York Mellon.
10.9(10)	Form of Transfer Agency and Service Agreement with The Bank of New York Mellon.
10.10(10)	Form of Fund Administration and Accounting Agreement with Administrative Agency Agreement with The Bank of New York Mellon.
10.14(9)	Form of Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital Markets LLC.
10.15(11)	Form of Commodity Futures Customer Agreement with RCG Division of Marex Spectron.
10.16(12)	Form of Customer Agreement with E D & F Man Capital Markets Inc.
10.17(13)	Form of Customer Agreement with Macquarie Futures USA LLC.
23.1(15)	Consent of Independent Registered Public Accounting Firm.
31.1(15)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(15)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(15)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(15)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-144348) filed on July 5, 2007.
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 2012, filed on March 13, 2013.
(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed on November 16, 2009.
(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 9, 2012.
(5)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 2007, filed on March 26, 2008.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2011.
(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 15, 2017.
(8)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to Form S-q (File No. 333-195437), filed on March 31, 2016.
(9)	Incorporated by reference to Registrant's Current Report on Form 8-K, filed on October 10, 2013.
(10)	Incorporated by reference to Registrant's Current Report on Form 8-K, filed on March 30, 2020
(11)	Incorporated by reference to Registrant's Current Report on Form 8-K, filed on May 29, 2020.
(12)	Incorporated by reference to Registrant's Current Report on Form 8-K, filed on June 15, 2020.
(13)	Incorporated by reference to Registrant's Current Report on Form 8-K, filed on December 7, 2020.
(14)	Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 13, 2020.
(15)	Filed herewith.

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

Date: February 26, 2021

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: February 26, 2021

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	February 26, 2021
Nicholas D. Gerber

/s/ John P. Love	Management Director	February 26, 2021
John P. Love

/s/ Andrew F Ngim	Management Director	February 26, 2021
Andrew F Ngim

/s/ Robert L. Nguyen	Management Director	February 26, 2021
Robert L. Nguyen

/s/ Peter M. Robinson	Independent Director	February 26, 2021
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	February 26, 2021
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	February 26, 2021
Malcolm R. Fobes III

●