Form 10-Q
period 2021-03-31
United States 12 Month Oil Fund, LP
filed 2021-05-07
CIK 1405528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2021.

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

The registrant had 9,400,000 outstanding shares as of April 26, 2021.

United States 12 Month Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Financial Condition

At March 31, 2021 (Unaudited) and December 31, 2020

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents (at cost $185,990,371 and $181,574,615, respectively) (Notes 2 and 5)	$185,990,371	$181,574,615
Equity in trading accounts:
Cash and cash equivalents (at cost $- and $976,553, respectively)	—	976,553
Unrealized gain (loss) on open commodity futures contracts	45,223,430	36,882,450
Dividends receivable	3,644	178
Interest receivable	310	6,975
Prepaid insurance*	40,915	1,461
Prepaid registration fees	18,057	55,407

Total Assets	$231,276,727	$219,497,639

Liabilities and Partners’ Capital
Payable due to Broker	$32,640,416	$21,925,587
Payable for shares redeemed	—	860,589
General Partner management fees payable (Note 3)	110,361	102,144
Professional fees payable	88,437	132,523
Brokerage commissions payable	12,602	12,602
Directors’ fees payable*	2,955	2,807
License fees payable	6,661	6,846

Total Liabilities	32,861,432	23,043,098

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	198,415,295	196,454,541
Total Partners’ Capital	198,415,295	196,454,541

Total Liabilities and Partners’ Capital	$231,276,727	$219,497,639

Limited Partners’ shares outstanding	9,500,000	11,400,000
Net asset value per share	$20.89	$17.23
Market value per share	$20.95	$17.19

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2021

			Fair Value/
			Unrealized Gain
			(Loss) on Open	% of
	Notional	Number of	Commodity	Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts – Long
United States Contracts
NYMEX WTI Crude Oil Futures May 2021 contracts, expiring April 2021	$9,862,070	287	$7,116,850	3.59
NYMEX WTI Crude Oil Futures June 2021 contracts, expiring May 2021	10,532,690	288	6,511,150	3.28
NYMEX WTI Crude Oil Futures July 2021 contracts, expiring June 2021	11,821,950	287	5,119,660	2.58
NYMEX WTI Crude Oil Futures August 2021 contracts, expiring July 2021	12,294,860	288	4,607,860	2.32
NYMEX WTI Crude Oil Futures September 2021 contracts, expiring August 2021	12,916,400	288	3,856,720	1.94
NYMEX WTI Crude Oil Futures October 2021 contracts, expiring September 2021	12,119,490	288	4,515,390	2.28
NYMEX WTI Crude Oil Futures November 2021 contracts, expiring October 2021	12,590,960	288	3,908,560	1.97
NYMEX WTI Crude Oil Futures December 2021 contracts, expiring November 2021	11,947,100	288	4,425,700	2.23
NYMEX WTI Crude Oil Futures January 2022 contracts, expiring December 2021	13,086,720	288	3,162,240	1.59
NYMEX WTI Crude Oil Futures February 2022 contracts, expiring January 2022	13,918,770	288	2,214,990	1.12
NYMEX WTI Crude Oil Futures March 2022 contracts, expiring February 2022	15,233,960	287	737,590	0.37
NYMEX WTI Crude Oil Futures April 2022 contracts, expiring March 2022	16,882,560	288	(953,280)	(0.48)
Total Open Futures Contracts*	$153,207,530	3,453	$45,223,430	22.79

			% of
	Shares/Principal	Market	Partners’
	Amount	Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.04%, 5/06/2021	$30,000,000	$29,998,833	15.12

United States Money Market Funds
Goldman Sachs Financial Square Government Fund - Institutional Shares, 0.04%#	200,000	200,000	0.10
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 0.03%#	142,000,000	142,000,000	71.57
RBC U.S. Government Money Market Fund - Institutional Shares, 0.03%#	9,146,000	9,146,000	4.61
Total United States Money Market Funds		151,346,000	76.28
Total Cash Equivalents		$181,344,833	91.40

#    Reflects the 7-day yield at March 31, 2021.

*    Collateral amounted to $45,223,430 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2021 and 2020

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$33,524,450	$(837,283)
Change in unrealized gain (loss) on open commodity futures contracts	8,340,980	(24,361,247)
Realized gain (loss) on short-term investments	—	1,240
Dividend income	6,431	30,245
Interest income*	10,661	146,528
ETF transaction fees	3,850	5,950
Total Income (Loss)	$41,886,372	$(25,014,567)

Expenses
General Partner management fees (Note 3)	$313,804	$68,271
Professional fees	73,616	27,145
Brokerage commissions	7,832	5,146
Directors’ fees and insurance	5,530	3,122
License fees	7,845	1,707
Registration fees	37,350	—
Total Expenses	$445,977	$105,391

Net Income (Loss)	$41,440,395	$(25,119,958)
Net Income (Loss) per limited partner share	$3.66	$(10.79)
Net Income (Loss) per weighted average limited partner share	$3.92	$(10.03)
Weighted average limited partner shares outstanding	10,577,778	2,503,846

*    Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2021 and 2020

	Limited Partners*
	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Balances at beginning of period	$196,454,541	$55,077,039
Addition of – and 2,150,000 partnership shares, respectively	—	26,939,982
Redemption of (1,900,000) and (150,000) partnership shares, respectively	(39,479,641)	(3,396,329)
Net income (loss)	41,440,395	(25,119,958)

Balances at end of period	$198,415,295	$53,500,734

*    General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2021 and 2020

	Three months ended	Three months ended
	March 31,	March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$41,440,395	$(25,119,958)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(8,340,980)	24,361,247
(Increase) decrease in dividends receivable	(3,466)	9,571
(Increase) decrease in interest receivable	6,665	5,576
(Increase) decrease in prepaid insurance*	(39,454)	(4,480)
(Increase) decrease in prepaid registration fees	37,350	—
(Increase) decrease in ETF transaction fees receivable	—	(350)
Increase (decrease) in payable due to Broker	10,714,829	—
Increase (decrease) in General Partner management fees payable	8,217	(7,897)
Increase (decrease) in professional fees payable	(44,086)	(53,646)
Increase (decrease) in brokerage commissions payable	—	1,080
Increase (decrease) in directors’ fees payable*	148	(473)
Increase (decrease) in license fees payable	(185)	(352)
Net cash provided by (used in) operating activities	43,779,433	(809,682)

Cash Flows from Financing Activities:
Addition of partnership shares	—	20,860,352
Redemption of partnership shares	(40,340,230)	(3,396,329)
Net cash provided by (used in) financing activities	(40,340,230)	17,464,023

Net Increase (Decrease) in Cash and Cash Equivalents	3,439,203	16,654,341

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	182,551,168	51,606,975
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$185,990,371	$68,261,316

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$185,990,371	$35,029,959
Equity in Trading Accounts:
Cash and cash equivalents	—	33,231,357
Total Cash, Cash Equivalents and Equity in Trading Accounts	$185,990,371	$68,261,316

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2021 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States 12 Month Oil Fund, LP (“USL”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007. USL is a commodity pool that issues limited partnership interests (“shares”) traded on the NYSE Arca, Inc. (the “NYSE Arca”). USL’s shares began trading on December 6, 2007. Prior to November 25, 2008, USL’s shares traded on the American Stock Exchange (the “AMEX”). USL will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Third Amended and Restated Agreement of Limited Partnership dated as of December 15, 2017 (as amended from time to time, the “LP Agreement”), which grants full management control to its general partner, United States Commodity Funds LLC (“USCF”).

The investment objective of USL is for the daily changes in percentage terms of its per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the average of the prices of specified short-term futures contracts on light, sweet crude oil called the “Benchmark Oil Futures Contracts,” plus interest earned on USL’s collateral holdings, less USL’s expenses. The Benchmark Oil Futures Contracts are the futures contracts on light, sweet crude oil as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted.

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

Investors should be aware that USL’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil, nor is USL’s investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day.

This is because natural market forces called contango and backwardation have impacted the total return on an investment in USL’s shares during the past year relative to a hypothetical direct investment in crude oil and, in the future, it is likely that the relationship between the market price of USL’s shares and changes in the spot prices of light, sweet crude oil will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing crude oil, which could be substantial).

In addition, USCF believes that market arbitrage opportunities will cause daily changes in USL’s share price on the NYSE Arca on a percentage basis to closely track daily changes in USL’s per share NAV on a percentage basis. USCF further believes that the daily changes in the average prices of the Benchmark Oil Futures Contracts have historically closely tracked the daily changes in prices of light, sweet crude oil. USCF believes that the net effect of these relationships will be that the daily changes in the price of USL’s shares on the NYSE Arca on a percentage basis will closely track the daily changes in the spot price of a barrel of light, sweet crude oil on a percentage basis, less USL’s expenses.

USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USL accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of March 31, 2021, USL held 3,453 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures.

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

USCF is also the sponsor of the United States Commodity Index Funds Trust (“USCIFT”), a Delaware statutory trust and each of its series: the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”) and the USCF Crescent Crypto Index Fund (“XBET”). USCI and CPER listed their shares on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010 and “CPER” on November 15, 2011, respectively. A registration statement that had been previously filed for XBET was withdrawn on June 25, 2020.

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

On December 4, 2007, USL initially registered 11,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On December 6, 2007, USL listed its shares on the AMEX under the ticker symbol “USL” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USL established its initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. USL also commenced investment operations on December 6, 2007, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of March 31, 2021, USL had registered a total of 311,000,000 shares.

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

In accordance with U.S. GAAP, USL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USL files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USL is not subject to income tax return examinations by major taxing authorities for years before 2017. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USL recording a tax liability that reduces net assets. However, USL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2021.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2021.

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

Ongoing Registration Fees and Other Offering Expenses

USL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2021 and 2020, USL incurred $37,350 and $0 respectively, in registration fees and offering expenses.

Independent Directors’ and Officers’ Expenses

USL is responsible for paying its portion of the directors’ and officers’ liability insurance for USL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USL and the Related Public Funds. USL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2021 are estimated to be a total of $57,000 for USL and, in the aggregate for USL and the Related Public Funds, $1,223,400.

Licensing Fees

As discussed in Note 4 below, USL entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USL and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2021 and 2020, USL incurred $7,845 and $1,707, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USL’s audit expenses and tax accounting and reporting requirements are paid by USL. These costs are estimated to be $280,000 for year ending December 31, 2021. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

Brown Brothers Harriman and Co. (“BBH&Co.”) previously served as the Administrator, Custodian, Transfer Agent and Fund Accounting Agent for USL and the Related Public Funds prior to BNY Mellon commencing such services on April 1, 2020. Certain fund accounting and fund administration services rendered by BBH&Co. to USL and the Related Public Funds terminated on May 31, 2020 to allow for the transition to BNY Mellon.

Brokerage and Futures Commission Merchant Agreements

USL entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as USL’s FCM effective October 10, 2013.  USL has engaged each of RCG Division of Marex Spectron (“RCG”), E D & F Man Capital Markets Inc. (“MCM”) and Macquarie Futures USA LLC (“MFUSA”) to serve as an additional FCM to USL effective on May 28, 2020, June 5, 2020, and December 3, 2020, respectively. The agreements with USL’s FCMs require the FCMs to provide services to USL in connection with the purchase and sale of Oil Futures Contracts and Other Oil-Related Investments that may be purchased and sold by or through the applicable FCM for USL’s account. In accordance with the FCM agreements, USL pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Oil Futures Contracts and options on Oil Futures Contracts. Such fees include those incurred when purchasing Oil Futures Contracts and options on Oil Futures Contracts when USL issues shares as a result of a Creation Basket, as well as fees incurred when selling Oil Futures Contracts and options on Oil Futures Contracts when USL redeems shares as a result of a Redemption Basket. Such fees are also incurred when Oil Futures Contracts and options on Oil Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. USL also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Three months ended	Three months ended
	March 31,	March 31,
	2021	2020
Total commissions accrued to brokers	$7,832	$5,146
Total commissions as annualized percentage of average total net assets	0.01%	0.05%
Commissions accrued as a result of rebalancing	$5,548	$2,701
Percentage of commissions accrued as a result of rebalancing	70.84%	52.49%
Commissions accrued as a result of creation and redemption activity	$2,284	$2,445
Percentage of commissions accrued as a result of creation and redemption activity	29.16%	47.51%

The increase in total commissions accrued to brokers for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was due primarily to a higher number of crude oil futures contracts being held and traded.

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

The purchase and sale of futures contracts, options on futures contracts and cleared swaps require margin deposits with an FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires FCMs to segregate all customer transactions and assets from the FCM’s proprietary activities. To reduce the credit risk that arises in connection with OTC swaps, USL will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc., which provides for the netting of its overall exposure to its counterparty. The Master Agreement is negotiated as between the parties and would address, among other things, the exchange of margin between the parties.

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

A novel strain of coronavirus (COVID-19) outbreak was declared a pandemic by the World Health Organization on March 11, 2020. The situation is evolving with various cities and countries around the world responding in different ways to address the outbreak. There are direct and indirect economic effects developing for various industries and individual companies throughout the world. Management will continue to monitor the impact COVID-19 has on USL and reflect the consequences as appropriate in USL’s accounting and financial reporting. The recent pandemic spread of the novel coronavirus and related geopolitical events could lead to increased market volatility, disruption to U.S. and world economies and markets and may have significant adverse effects on USL and its investments.

All of the futures contracts held by USL through March 31, 2021 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USL’s cash in money market funds that seek to maintain a stable per share NAV. USL is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2021 and December 31, 2020, USL held investments in money market funds in the amounts of $151,346,000 and $20,196,000, respectively. USL also holds cash deposits with its custodian. As of March 31, 2021 and December 31, 2020, USL held cash deposits and investments in Treasuries in the amounts of $34,644,371 and $162,355,168 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should USL’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2021 and 2020 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$17.23	$22.95
Total income (loss)	3.70	(10.75)
Total expenses	(0.04)	(0.04)
Net increase (decrease) in net asset value	3.66	(10.79)
Net asset value, end of period	$20.89	$12.16

Total Return	21.24%	(47.02)%

Ratios to Average Net Assets
Total income (loss)	19.75%	(54.66)%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	0.25%	0.33%
Net income (loss)	19.54%	(54.89)%

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

The following table summarizes the valuation of USL’s securities at March 31, 2021 using the fair value hierarchy:

At March 31, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$181,344,833	$181,344,833	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	45,223,430	45,223,430	—	—

The following table summarizes the valuation of USL’s securities at December 31, 2020 using the fair value hierarchy:

At December 31, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$20,196,000	$20,196,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	36,882,450	36,882,450	—	—

Effective January 1, 2009, USL adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of	Fair Value	Fair Value
	Financial	at March 31,	at December 31,
Derivatives not Accounted for as Hedging Instruments	Condition Location	2021	2020
Futures - Commodity Contracts	Assets	$45,223,430	$36,882,450

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2021		March 31, 2020
			Change in		Change in
Derivatives	Location of	Realized	Unrealized	Realized	Unrealized
not Accounted	Gain (Loss)	gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
for as	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$33,524,450		$(837,283)

	Change in unrealized gain (loss) on open positions		$8,340,980		$(24,361,247)

NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, which changes certain fair value measurement disclosure requirements. The new ASU, in addition to other modifications and additions, removes the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and USL’s policy for the timing of transfers between levels. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. USL has evaluated the implications of certain provisions of the ASU and has determined that there will be no material impacts to the financial statements.

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

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause USL’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward- looking statements. USL believes these factors include, but are not limited to, the following: changes in inflation in the United States; movements in U.S. and foreign currencies; market volatility in the crude oil markets and futures markets, in part attributable to the COVID-19 pandemic, disputes among oil-producing countries over the potential limits on the production of crude oil, changes in demand for crude oil and storage for crude oil; uncertainties associated with the impact from the coronavirus (COVID-19) pandemic, including: its impact on the global and U.S. capital markets and the global and U.S. economy, the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak, the effect of the COVID-19 pandemic on USL’s business prospects, including its ability to achieve its objectives, and the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business. Forward-looking statements, which involve assumptions and describe USL’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and USL cannot assure investors that the projections included in these forward-looking statements will come to pass. USL’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

Introduction

USL, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca. The investment objective of USL is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes, in percentage terms, of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the average of the prices of 12 futures contracts for light, sweet crude oil traded on the NYMEX that is the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months, (the “Benchmark Oil Futures Contracts”), plus interest earned on USL’s collateral holdings, less USL’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted. USL seeks to achieve its investment objective by investing so that the average daily percentage in USL’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Oil Futures Contracts over the same period.

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

The accountability levels for the Benchmark Oil Futures Contracts and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contracts is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, ICE Futures maintains accountability levels, position limits and monitoring authority for its futures contracts for light, sweet crude oil. If USL and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USL could be ordered to reduce its net futures contracts back to the accountability level. As of March 31, 2021, USL held 3,453 futures contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures. For the three months ended March 31, 2021 USL did not exceed the accountability levels imposed by the NYMEX or ICE Futures, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and USL did not reduce the number of Oil Futures Contracts held as a result.

USCF received letters from the CME on behalf of the NYMEX Market Regulation Department on April 16, 2020 (the “April 16 CME Letter”) and on April 23, 2020 (the “April 23 CME Letter”, and together with the April 16 CME Letter, the “CME Letters”). The CME Letters ordered USCF and the Related Public Funds not to exceed accountability levels in specified light, sweet crude oil futures contracts and not to assume any positions in the specified light, sweet crude oil futures contract in excess of the exchange established position limits. The accountability levels and position limits are set forth in the April 23 CME Letter which superseded the April 16 CME Letter. The April 23 CME Letter ordered USCF, USL and the Related Public Funds not to exceed accountability levels in excess of 10,000 futures contracts in the light, sweet crude oil futures contract for June 2020. While these limits no longer apply, NYMEX's current accountability levels for any one month in the Benchmark Oil Futures Contract is 10,000 contracts, and an accountability level for all months of 20,000 net futures contracts for light sweet crude oil, do apply.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USL will run up against such position limits because USL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during a one day each month. The April 23 CME Letter, discussed above, ordered USCF, USL and the Related Public Funds not to assume a position in the light, sweet crude oil futures contract for June 2020 in excess of 15,000 long futures contracts, for July 2020 in 78,000 long futures contracts, for August 2020 in 50,000 long futures contracts, for September 2020 in 35,000 long futures contracts. While these limits no longer apply, the position imposed by NYMEX and ICE, described above, do apply. The foregoing accountability levels and position limits are subject to change. For the three months ended March 31, 2021, USL did not exceed any position limits imposed by the NYMEX and ICE Futures.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, Financial Industry Regulatory Authority (“FINRA”), the CFTC, the NFA, the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some examples of how new rules and regulations could impact USL are discussed in “Item 1. Business” and “Item 1A. Risk Factors” in this quarterly report on Form 10-Q.

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

Money Market Funds

The SEC adopted amendments to Rule 2a-7 under the Investment Company Act of 1940, as amended (“1940 Act”), which became effective in 2016, to reform money market funds (“MMFs”). While the rule applies only to MMFs, it may indirectly affect institutional investors such as USL. A portion of USL’s assets that are not used for margin or collateral in the Futures Contracts currently are invested in government MMFs. USL does not hold any non-government MMFs and does not anticipate investing in any non-government MMFs. However, if USL invests in other types of MMFs besides government MMFs in the future, USL could be negatively impacted by investing in an MMF that does not maintain a stable $1.00 NAV or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

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

Price Movements

Crude oil futures prices were volatile during the three months ended March 31, 2021. The average price of the Benchmark Oil Futures Contracts started the period at $48.27 per barrel. The high of the period was on March 5, 2021 when the average price reached $62.96 per barrel. The average low for the period was on January 4, 2021, which was $47.61 per barrel. The period ended with the average price of the Benchmark Oil Futures Contracts at $57.47 per barrel, an increase of approximately 19.06% over the period. USL’s per share NAV began the period at $17.23 and ended the period at $20.89 on March 31, 2021, an increase of approximately 21.24% over the period. The average Benchmark Oil Futures Contracts prices listed above began with the February 2021 to January 2022 contracts and ended with the May 2021 to April 2022 contracts. An increase of approximately 19.06% on the average price of the Benchmark Oil Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USL seeks to track, which are more fully described below in the section titled “Tracking USL’s Benchmark.”

During the three months ended March 31, 2021, the crude oil futures market alternated between states of contango and backwardation. On days when the market was in contango the price of the near month crude Oil Futures Contract is lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market is in backwardation, the price of the near month crude Oil Futures Contract is higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

As of March 31, 2021, USL had issued 52,050,000 shares, 9,500,000 of which were outstanding. As of March 31, 2021, there were 258,950,000 shares registered but not yet issued. USL has registered 311,000,000 shares since inception.

More shares may have been issued by USL than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by USL cannot be resold by USL. As a result, USL contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2021, USL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Company, JP Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company, Inc., RBC Capital Markets LLC, SG Americas Securities LLC, and Virtu Americas LLC.

For the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

	Three	Three
	months ended	months ended
	March 31, 2021	March 31, 2020
Average daily total net assets	$212,108,221	$45,764,254
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$17,092	$176,773
Annualized yield based on average daily total net assets	0.03%	1.55%
Management fee	$313,804	$68,271
Total fees and other expenses excluding management fees	$132,173	$37,120
Fees and expenses related the registration or offering of additional shares	$37,350	$—
Total commissions accrued to brokers	$7,832	$5,146
Total commissions as annualized percentage of average total net assets	0.01%	0.05%
Commissions accrued as a result of rebalancing	$5,548	$2,701
Percentage of commissions accrued as a result of rebalancing	70.84%	52.49%
Commissions accrued as a result of creation and redemption activity	$2,284	$2,445
Percentage of commissions accrued as a result of creation and redemption activity	29.16%	47.51%

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

Average interest rates earned on short-term investments held by USL, including cash, cash equivalents and Treasuries, were lower during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. As a result, the amount of income earned by USL as a percentage of average daily total net assets was lower during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The increase in total fees and other expenses excluding management fees for the three months ended March 31, 2021, compared to the three months ended March 31, 2020 was due primarily to an increase in total fees and expenses related the registration or offering of additional shares and professional fees.

The increase in total commissions accrued to brokers for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was due primarily to a higher number of Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended March 31, 2021, the average daily change in the Benchmark Oil Futures Contracts was 0.033%, while the average daily change in the per share NAV of USL over the same time period was 0.029%. The average daily difference was (0.004)% (or 0.4 basis points, where 1 basis point equals 1/100 of 1)%, meaning that over this time period USL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USL’s shares to the public on December 6, 2007 to March 31, 2021, the average daily change in the Benchmark Oil Futures Contracts was (0.002)%, while the average daily change in the per share NAV of USL over the same time period was (0.003)%. The average daily difference was (0.001)% (or 0.1 basis points, where 1 basis point equals 1/100 of 1)%, meaning that over this time period USL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two graphs demonstrate the correlation between the changes in USL’s NAV and the changes in the Benchmark Oil Futures Contracts. The first graph exhibits the daily changes in the last 30-valuation days ended March 31, 2021. The second graph measures monthly changes since March 31, 2016 through March 31, 2021.

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

For the three months ended March 31, 2021, the actual total return of USL as measured by changes in its per share NAV was 21.24%. This is based on an initial per share NAV of $17.23 as of December 31, 2020 and an ending per share NAV as of March 31, 2021 of $20.89. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $20.93 as of March 31, 2021, for a total return over the relevant time period of 21.47%. The difference between the actual per share NAV total return of USL of 21.24% and the expected total return based on the Benchmark Oil Futures Contracts of 21.47% was a difference over the time period of (0.23)%, which is to say that USL’s actual total return underperformed its benchmark by that percentage. USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USL to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contracts.

By comparison, for the three months ended March 31, 2020, the actual total return of USL as measured by changes in its per share NAV was (47.02)%. This was based on an initial per share NAV of $22.95 as of December 31, 2019 and an ending per share NAV as of March 31, 2020 of $12.16. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $12.14 as of March 31, 2020, for a total return over the relevant time period of (47.10)%. The difference between the actual per share NAV total return of USL of (47.02)% and the expected total return based on the Benchmark Oil Futures Contracts of (47.10)% was a difference over the time period of 0.08%, which is to say that USL’s actual total return outperformed its benchmark by that percentage. USL incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USL to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contracts.

There are currently three factors that have impacted or are most likely to impact USL’s ability to accurately track its Benchmark Oil Futures Contracts.

First, USL may buy or sell its holdings in the then current Benchmark Oil Futures Contracts at a price other than the closing settlement price of that contract on the day during which USL executes the trade. In that case, USL may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contracts, which could cause the changes in the daily per share NAV of USL to either be too high or too low relative to the daily changes in the average price of the Benchmark Oil Futures Contracts. During the three months ended March 31, 2021, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USL’s attempt to track the Benchmark Oil Futures Contracts.

Second, USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USL to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contracts. At the same time, USL earns dividend and interest income on its cash, cash equivalents and Treasuries. USL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2021. Interest payments, and any other income, were retained within the portfolio and added to USL’s NAV. When this income exceeds the level of USL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USL will realize a net yield that will tend to cause daily changes in the per share NAV of USL to track slightly higher than daily changes in the average of the prices of the Benchmark Oil Futures Contracts. If short-term interest rates rise above these current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contracts. USCF anticipates that interest rates may continue to stagnate over the near future near historical lows. It is anticipated that fees and expenses paid by USL may continue to be higher than interest earned by USL. As such, USCF anticipates that USL could possibly underperform its benchmark so long as interest earned is higher than fees and expenses paid by USL.

Third, USL may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contracts’ total return movements. In that case, the error in tracking the Benchmark Oil Futures Contracts could result in daily changes in the per share NAV of USL that are either too high, or too low, relative to the daily changes in the average price of the Benchmark Oil Futures Contracts. During the three months ended March 31, 2021, USL did not hold any Other Oil-Related Investments. If USL increases in size, and due to its obligations to comply with market conditions and regulatory limits, USL may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

In March 2020, contango dramatically increased and reached historic levels during the economic crisis arising from the COVID-19 pandemic and disputes among oil producing nations regarding limits on oil production levels. This level of contango was due to significant market volatility that occurred in crude oil markets as well as oil futures markets. Crude oil prices collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. Eventually, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. The supply cut along with the partial reopening of economies during the third quarter of 2020 reduced some of the unprecedented volatility oil markets experienced in the spring of 2020. Likewise, contango returned to moderate levels in May 2020. During the three months ended March 31, 2021, the crude oil futures market alternated between conditions of contango and backwardation.

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

Crude Oil Market. During the three months ended March 31, 2021, the average price of the Benchmark Oil Futures Contracts traded in a range between $47.61 to $62.96. The average price of the Benchmark Oil Futures Contracts increased 19.06% from the end of 2020 through March 31, 2021 finishing the quarter at $57.47.

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

Third, futures curves, which can exhibit conditions known as “contango” and “backwardation, moved into a condition that some market experts referred to as “super contango.” This was a result of extreme bearishness at the front of the futures curve due to rapidly filling storage facilities in the U.S. and around the world. Specifically, the front month WTI crude oil futures contract detached from the rest of the futures curve and fell to an extreme position relative to futures contracts with expiration dates in later months. On a percentage basis, the difference in price between the front month WTI Oil Futures Contract and the second month WTI Oil Futures Contract was more than double the previous record. This divergence caused the price of WTI Oil Futures Contracts with different expiration dates to move in different directions. For example, the price of the front month WTI Oil Futures Contract and second month WTI Oil Futures Contract typically move together (i.e., increase or decrease) about 99% of the time. However, in late April of 2020, the correlation of the price of the front and second month WTI Oil Futures Contracts was (24)%, meaning that these contracts were moving in opposite directions.

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

More recently, as economies reopened and OPEC+ supply cuts were absorbed by the market, WTI crude oil prices rose from all-time lows in the spring of 2020 to stabilize around $40 per barrel in June through October.  Crude prices rose further in November and December of 2020 to finish the year at $48.52 per barrel, then continued rising during the first quarter of 2021 to a high of $66.09 before finishing the quarter at $59.16. WTI crude oil inventories in the United States fell from a modern record of 541 mb in June to 493 mb by the end of 2020.  WTI crude oil inventories fell to a low of 462 mb in February, then rose to 502 mb by the end of the first quarter of 2021.  Meanwhile crude oil production in the United States declined below 10 mbd during the second half of 2020 after peaking at over 13 mbd in March 2020. Production topped 11.1 mbd by the end of March of 2021.  The full impact of the world's response to the COVID-19 pandemic still has not been determined. At this stage, it is impossible to predict whether crude oil prices will rise, fall, or remain stable. High risk remains in oil markets until demand and supply are fully balanced and the full impact of past, current, and future COVID-19 pandemic mitigation measures is known.

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

For the ten-year time period between March 31, 2011 and March 31, 2021, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis exhibited strong correlation with unleaded gasoline and diesel-heating oil, moderate correlation with the movements of large cap U.S. equities and global equities, no correlation with natural gas, and moderate negative correlation with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Large	US	Global
	Cap US	Gov’t	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Unleaded	Heating	Natural	Crude
Correlation Matrix 10 Years	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	(0.383)	0.967	0.549	0.367	0.156	0.473
US Gov’t Bonds (BEUSG4 Index)		1.000	(0.367)	(0.306)	(0.344)	(0.087)	(0.334)
Global Equities (FTSE World Index)			1.000	0.579	0.429	0.137	0.513
Unleaded Gasoline				1.000	0.680	0.079	0.742
Heating Oil					1.000	0.009	0.785
Natural Gas						1.000	(0.001)
Crude Oil							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended March 31, 2021, movements of crude oil displayed strong correlation with unleaded gasoline and diesel-heating oil, moderate correlation with the movements of large cap U.S. equities and global equities, and limited negative correlation with natural gas and U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Large	US	Global
	Cap US	Gov’t	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Unleaded	Heating	Natural	Crude
Correlation Matrix 1 Year	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	(0.329)	0.987	0.756	0.330	0.107	0.499
US Gov’t Bonds (BEUSG4 Index)		1.000	(0.337)	(0.496)	(0.389)	(0.222)	(0.323)
Global Equities (FTSE World Index)			1.000	0.787	0.442	0.023	0.552
Unleaded Gasoline				1.000	0.712	(0.090)	0.875
Heating Oil					1.000	(0.356)	0.836
Natural Gas						1.000	(0.189)
Crude Oil							1.000

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

USL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USL has allocated substantially all of its net assets to trading in Oil Interests. USL invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USL’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USL’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from USL’s investments in money market funds and Treasuries is paid to USL. During the three months ended March 31, 2021, USL’s expenses exceeded the income USL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2021, USL used other assets to pay expenses. To the extent expenses exceed income, USL’s NAV will be negatively impacted.

USL’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USL from promptly liquidating its positions in Oil Futures Contracts. During the three months ended March 31, 2021, USL did not purchase or liquidate any of its positions while daily limits were in effect; however, USL cannot predict whether such an event may occur in the future.

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

In the future, USL may purchase OTC swaps, see “Item 3 Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of March 31, 2021, USL held cash deposits and investments in Treasuries and money market funds in the amount of $185,990,371 with the custodian and the FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USL’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2021, USL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USL. While USL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USL’s financial position.

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

USCF paid BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USL’s condensed financial statements and its SEC, NFA and CFTC reports through May 31, 2020. In addition to USCF’s management fee, USL pays its brokerage fees (including fees to the FCMs), OTC dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of shares, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of USL’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to an FCM are on a contract-by-contract, or round turn, basis. USL also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

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

As of March 31, 2021, USL’s portfolio consisted of 3,453 Crude Oil Futures CL Contracts traded on the NYMEX. As of March 31, 2021, USL did not hold any Futures Contracts traded on the ICE Futures. For a list of USL’s current holdings, please see USL’s website at www.uscfinvestments.com.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk.

USL is exposed to commodity price risk. In particular, USL is exposed to crude oil price risk through its holdings of Oil Futures Contracts together with any other derivatives in which it may invest, which are discussed below. As a result, fluctuations in the value of the Oil Futures Contracts that USL holds in its portfolio, as described in “Contractual Obligations” under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, are expected to directly affect the value of USL’s shares.

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

During the three month reporting period ended March 31, 2021, USL limited its OTC activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, USL may be involved in legal proceedings arising primarily out of the ordinary course of business. In addition, USCF, as the general partner of USL and the Related Public Funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described below, USL and USCF are not currently party to any material legal proceedings.

SEC and CFTC Wells Notices

On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice relates to USO’s disclosures in late April and early May regarding constraints imposed on USO’s ability to invest in Oil Futures Contracts. The SEC Wells Notice states that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended (the “1933 Act”), and Section 10(b) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and Rule 10b-5 thereunder, in each case with respect to its disclosures and USO’s actions.

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

USCF, USO, and the individual defendants in In re: United States Oil Fund, LP Securities Litigation intend to vigorously contest such claims and have moved for their dismissal.

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

The complaints in the Cantrell and AML Actions are nearly identical. They each allege violations of Sections 10(b), 20(a), and 21D of the 1934 Act, Rule 10b-5 thereunder, and common law claims of breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. These allegations stem from USO’s disclosures and defendants’ alleged actions in light of the extraordinary market conditions in 2020 that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaints seek, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees, and costs. The plaintiffs in the Cantrell and AML Actions have marked their actions as related to the Lucas Class Action.

The Court consolidated the Cantrell and AML Actions under the caption In re United States Oil Fund, LP Derivative Litigation, Civil Action No. 1:20-cv-06974 and appointed co-lead counsel. All proceedings in In re United States Oil Fund, LP Derivative Litigation are stayed pending disposition of the motion(s) to dismiss in In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest the claims in In re United States Oil Fund, LP Derivative Litigation.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in USL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on February 26, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	USL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USL redeemed 38 baskets (comprising 1,900,000 shares) during the first quarter of the year ending December 31, 2021. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2021:

Issuer Purchases of Equity Securities

	Total Number of	Average Price
Period	Shares Redeemed	Per Share
1/1/21 to 1/31/21	300,000	$18.06
2/1/21 to 2/28/21	750,000	$20.16
3/1/21 to 3/31/21	850,000	$22.29
Total	1,900,000

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

United States 12 Month Oil Fund, LP (Registrant)

By: United States Commodity Funds LLC, its general partner

By:	/s/ John P. Love
John P. Love
President and Chief Executive Officer
(Principal executive officer)

Date:	May 7, 2021

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date:	May 7, 2021