Form 10-Q
period 2021-06-30
United States 12 Month Oil Fund, LP
filed 2021-08-06
CIK 1405528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2021.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes ☒ No

The registrant had 7,000,000 outstanding shares as of July 20, 2021.

United States 12 Month Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Financial Condition

At June 30, 2021 (Unaudited) and December 31, 2020

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents (at cost $144,238,551 and $181,574,615, respectively) (Notes 2 and 5)	$144,238,551	$181,574,615
Equity in trading accounts:
Cash and cash equivalents (at cost $30,000,000 and $976,553, respectively)	30,000,000	976,553
Unrealized gain (loss) on open commodity futures contracts	51,958,790	36,882,450
Dividends receivable	3,110	178
Interest receivable	375	6,975
Prepaid insurance*	30,456	1,461
Prepaid registration fees	—	55,407

Total Assets	$226,231,282	$219,497,639

Liabilities and Partners' Capital
Payable due to Broker	$37,759,280	$21,925,587
Payable for shares redeemed	—	860,589
General Partner management fees payable (Note 3)	93,997	102,144
Professional fees payable	132,261	132,523
Brokerage commissions payable	12,602	12,602
Directors’ fees payable*	3,062	2,807
License fees payable	6,281	6,846
Registration fees payable	19,708	—

Total Liabilities	38,027,191	23,043,098

Commitments and Contingencies (Notes 3, 4 & 5)

Partners' Capital
General Partners	—	—
Limited Partners	188,204,091	196,454,541
Total Partners' Capital	188,204,091	196,454,541

Total Liabilities and Partners' Capital	$226,231,282	$219,497,639

Limited Partners' shares outstanding	7,350,000	11,400,000
Net asset value per share	$25.61	$17.23
Market value per share	$25.58	$17.19

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2021

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners'
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures August 2021 contracts, expiring July 2021	$9,723,140	226	$6,881,080	3.66
NYMEX WTI Crude Oil Futures September 2021 contracts, expiring August 2021	10,221,360	227	6,297,430	3.35
NYMEX WTI Crude Oil Futures October 2021 contracts, expiring September 2021	9,590,120	226	6,627,640	3.52
NYMEX WTI Crude Oil Futures November 2021 contracts, expiring October 2021	9,935,370	226	6,085,770	3.23
NYMEX WTI Crude Oil Futures December 2021 contracts, expiring November 2021	9,433,000	226	6,416,380	3.41
NYMEX WTI Crude Oil Futures January 2022 contracts, expiring December 2021	10,298,320	226	5,392,860	2.87
NYMEX WTI Crude Oil Futures February 2022 contracts, expiring January 2022	10,942,810	226	4,601,470	2.44
NYMEX WTI Crude Oil Futures March 2022 contracts, expiring February 2022	12,017,090	226	3,389,330	1.80
NYMEX WTI Crude Oil Futures April 2022 contracts, expiring March 2022	13,255,220	226	2,022,380	1.07
NYMEX WTI Crude Oil Futures May 2022 contracts, expiring April 2022	12,782,800	226	2,370,500	1.26
NYMEX WTI Crude Oil Futures June 2022 contracts, expiring May 2022	13,629,650	226	1,408,390	0.75
NYMEX WTI Crude Oil Futures July 2022 contracts, expiring June 2022	14,452,700	226	465,560	0.25
Total Open Futures Contracts*	$136,281,580	2,713	$51,958,790	27.61

	Shares/Principal		% of Partners'
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Goldman Sachs Financial Square Government Fund - Institutional Shares, 0.03%#	200,000	$200,000	0.11
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 0.03%#	141,500,000	141,500,000	75.18
RBC U.S. Government Money Market Fund - Institutional Shares, 0.03%#	196,000	196,000	0.10
Total United States Money Market Funds		$141,896,000	75.39

#    Reflects the 7-day yield at June 30, 2021.

*    Collateral amounted to $30,000,000 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2021 and 2020

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$34,289,110	$11,487,803	$67,813,560	$10,650,520
Change in unrealized gain (loss) on open commodity futures contracts	6,735,360	87,135,286	15,076,340	62,774,039
Realized gain (loss) on short-term investments	—	—	—	1,240
Dividend income	9,724	81,659	16,155	111,904
Interest income*	3,095	67,904	13,756	214,432
ETF transaction fees	4,550	15,064	8,400	21,014
Total Income (Loss)	$41,041,839	$98,787,716	$82,928,211	$73,773,149

Expenses
General Partner management fees (Note 3)	$297,747	$341,764	$611,551	$410,035
Professional fees	104,213	47,256	177,829	74,401
Brokerage commissions	7,974	69,031	15,806	74,177
Directors' fees and insurance	13,800	4,780	19,330	7,902
License fees	7,444	8,544	15,289	10,251
Registration fees	37,765	39,650	75,115	39,650
Total Expenses	$468,943	$511,025	$914,920	$616,416

Net Income (Loss)	$40,572,896	$98,276,691	$82,013,291	$73,156,733
Net Income (Loss) per limited partner share	$4.72	$2.54	$8.38	$(8.25)
Net Income (Loss) per weighted average limited partner share	$4.74	$5.43	$8.57	$7.10
Weighted average limited partner shares outstanding	8,566,667	18,098,901	9,571,823	10,301,374

*    Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three and six months ended June 30, 2021 and 2020

	Limited Partners*
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Balances at beginning of period	$198,415,295	$53,500,734	$196,454,541	$55,077,039
Addition of –, 26,600,000, – and 28,750,000 partnership shares, respectively	—	275,481,828	—	302,421,810
Redemption of (2,150,000), (12,300,000), (4,050,000) and (12,450,000) partnership shares, respectively	(50,784,100)	(152,379,271)	(90,263,741)	(155,775,600)
Net income (loss)	40,572,896	98,276,691	82,013,291	73,156,733

Balances at end of period	$188,204,091	$274,879,982	$188,204,091	$274,879,982

*    General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2021 and 2020

	Six months ended	Six months ended
	June 30,	June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$82,013,291	$73,156,733
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(15,076,340)	(62,774,039)
(Increase) decrease in dividends receivable	(2,932)	(19,106)
(Increase) decrease in interest receivable	6,600	6,320
(Increase) decrease in prepaid insurance*	(28,995)	(3,004)
(Increase) decrease in prepaid registration fees	55,407	(369,998)
Increase (decrease) in payable due to Broker	15,833,693	38,297,721
Increase (decrease) in General Partner management fees payable	(8,147)	119,907
Increase (decrease) in professional fees payable	(262)	(57,325)
Increase (decrease) in brokerage commissions payable	—	9,180
Increase (decrease) in directors’ fees payable*	255	1,209
Increase (decrease) in license fees payable	(565)	7,458
Increase (decrease) in registration fees payable	19,708	—
Net cash provided by (used in) operating activities	82,811,713	48,375,056

Cash Flows from Financing Activities:
Addition of partnership shares	—	302,421,796
Redemption of partnership shares	(91,124,330)	(155,775,600)
Net cash provided by (used in) financing activities	(91,124,330)	146,646,196

Net Increase (Decrease) in Cash and Cash Equivalents	(8,312,617)	195,021,252

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	182,551,168	51,606,975
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$174,238,551	$246,628,227

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$144,238,551	$235,642,464
Equity in Trading Accounts:
Cash and cash equivalents	30,000,000	10,985,763
Total Cash, Cash Equivalents and Equity in Trading Accounts	$174,238,551	$246,628,227

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended June 30, 2021

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

USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USL accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of June 30, 2021, USL held 2,713 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures.

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

On December 4, 2007, USL initially registered 11,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On December 6, 2007, USL listed its shares on the AMEX under the ticker symbol “USL” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USL established its initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. USL also commenced investment operations on December 6, 2007, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of June 30, 2021, USL had registered a total of 311,000,000 shares.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed financial statements have been prepared in conformity with U.S. GAAP as detailed in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. USL is an investment company for accounting purposes and follows the accounting and reporting guidance in FASB Topic 946.

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

In accordance with U.S. GAAP, USL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USL files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USL is not subject to income tax return examinations by major taxing authorities for years before 2017. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USL recording a tax liability that reduces net assets. However, USL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2021.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2021.

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

Ongoing Registration Fees and Other Offering Expenses

USL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2021 and 2020, USL incurred $75,115 and $39,650, respectively, in registration fees and offering expenses.

Independent Directors’ and Officers’ Expenses

USL is responsible for paying its portion of the directors’ and officers’ liability insurance for USL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USL and the Related Public Funds. USL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2021 are estimated to be a total of $48,000 for USL and, in the aggregate for USL and the Related Public Funds, $1,061,000.

Licensing Fees

As discussed in Note 4 below, USL entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USL and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2021 and 2020, USL incurred $15,289 and $10,251, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USL’s audit expenses and tax accounting and reporting requirements are paid by USL. These costs are estimated to be $244,000 for the year ending December 31, 2021. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

	Six months ended	Six months ended
	June 30,	June 30,
	2021	2020
Total commissions accrued to brokers	$15,806	$74,177
Total commissions as annualized percentage of average total net assets	0.02%	0.11%
Commissions accrued as a result of rebalancing	$10,913	$16,605
Percentage of commissions accrued as a result of rebalancing	69.04%	22.39%
Commissions accrued as a result of creation and redemption activity	$4,893	$57,572
Percentage of commissions accrued as a result of creation and redemption activity	30.96%	77.61%

The decrease in total commissions accrued to brokers for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was due primarily to a lower number of crude oil futures contracts being held and traded.

NYMEX Licensing Agreement

USL and the NYMEX entered into a licensing agreement on April 10, 2006, as amended on October 20, 2011, whereby USL was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, USL and the Related Public Funds, other than BNO, USCI, and CPER, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3. USL expressly disclaims any association with the NYMEX or endorsement of USL by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

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

The purchase and sale of futures contracts, options on futures contracts and cleared swaps require margin deposits with an FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires FCMs to segregate all customer transactions and assets from the FCM’s proprietary transactions and assets. To reduce the credit risk that arises in connection with OTC swaps, USL will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc., which provides for the netting of its overall exposure to its counterparty. The Master Agreement is negotiated as between the parties and would address, among other things, the exchange of margin between the parties.

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

A novel strain of coronavirus (COVID-19) outbreak was declared a pandemic by the World Health Organization on March 11, 2020. The situation is evolving with various cities and countries around the world responding in different ways to address the outbreak. There are direct and indirect economic effects developing for various industries and individual companies throughout the world. Management will continue to monitor the impact COVID-19 has on USL and reflect the consequences as appropriate in USL’s accounting and financial reporting. The pandemic spread of the novel coronavirus and related geopolitical events could lead to increased market volatility, disruption to U.S. and world economies and markets and may have significant adverse effects on USL and its investments.

All of the futures contracts held by USL through June 30, 2021 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USL’s cash in money market funds that seek to maintain a stable per share NAV. USL is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2021 and December 31, 2020, USL held investments in money market funds in the amounts of $141,896,000 and $20,196,000, respectively. USL also holds cash deposits with its custodian. As of June 30, 2021 and December 31, 2020, USL held cash deposits and investments in Treasuries in the amounts of $32,342,551 and $162,355,168 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should USL’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and six months ended June 30, 2021 and 2020 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$20.89	$12.16	$17.23	$22.95
Total income (loss)	4.77	2.57	8.48	(8.19)
Total expenses	(0.05)	(0.03)	(0.10)	(0.06)
Net increase (decrease) in net asset value	4.72	2.54	8.38	(8.25)
Net asset value, end of period	$25.61	$14.70	$25.61	$14.70

Total Return	22.59%	20.89%	48.64%	(35.95)%

Ratios to Average Net Assets
Total income (loss)	20.62%	43.12%	40.35%	53.68%
Management fees#	0.60%	0.60%	0.60%	0.60%
Total expenses excluding management fees#	0.34%	0.30%	0.30%	0.30%
Net income (loss)	20.38%	42.90%	39.90%	53.23%

#  Annualized.

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

The following table summarizes the valuation of USL’s securities at June 30, 2021 using the fair value hierarchy:

At June 30, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$141,896,000	$141,896,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	51,958,790	51,958,790	—	—

The following table summarizes the valuation of USL’s securities at December 31, 2020 using the fair value hierarchy:

At December 31, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$20,196,000	$20,196,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	36,882,450	36,882,450	—	—

Effective January 1, 2009, USL adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of	Fair Value at	Fair Value at
	Financial	June 30,	December 31,
Derivatives not Accounted for as Hedging Instruments	Condition Location	2021	2020
Futures - Commodity Contracts	Assets	$51,958,790	$36,882,450

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended		For the six months ended
		June 30, 2021		June 30, 2020
			Change in		Change in
Derivatives	Location of	Realized	Unrealized	Realized	Unrealized
not Accounted	Gain (Loss)	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
for as	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$67,813,560		$10,650,520

	Change in unrealized gain (loss) on open positions		$15,076,340		$62,774,039

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

USCF received letters from the CME on behalf of the NYMEX Market Regulation Department on April 16, 2020 (the “April 16 CME Letter”) and on April 23, 2020 (the “April 23 CME Letter”, and together with the April 16 CME Letter, the “CME Letters”). The CME Letters ordered USCF and the Related Public Funds not to exceed accountability levels in specified light, sweet crude oil futures contracts and not to assume any positions in the specified light, sweet crude oil futures contract in excess of the exchange established position limits. The accountability levels and position limits are set forth in the April 23 CME Letter which superseded the April 16 CME Letter. The April 23 CME Letter ordered USCF, USL and the Related Public Funds not to exceed accountability levels in excess of 10,000 futures contracts in the light, sweet crude oil futures contract for June 2020. While these limits no longer apply, NYMEX's current accountability levels for any one month in the Benchmark Oil Futures Contract is 10,000 contracts, and an accountability level for all months of 20,000 net futures contracts for light sweet crude oil, do apply. As of June 30, 2021, USL held 2,713 futures contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures. For the six months ended June 30, 2021, USL did not exceed the accountability levels imposed by the NYMEX or ICE Futures; however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and USL did not reduce the number of Oil Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USL will run up against such position limits because USL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during a one day each month. The April 23 CME Letter, discussed above, ordered USCF, USL and the Related Public Funds not to assume a position in the light, sweet crude oil futures contract for June 2020 in excess of 15,000 long futures contracts, for July 2020 in 78,000 long futures contracts, for August 2020 in 50,000 long futures contracts, for September 2020 in 35,000 long futures contracts. While these limits no longer apply, the position imposed by NYMEX and ICE, described above, do apply. The foregoing accountability levels and position limits are subject to change. For the six months ended June 30, 2021, USL did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

Mandatory Trading and Clearing of Swaps

CFTC regulations require that certain swap transactions be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular class of swap and such swap is “made available to trade” on a swap execution facility. Currently, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in activities that are financial in nature are required to execute on a swap execution facility, and clear, certain interest rate swaps and index-based credit default swaps. As a result, if USL enters into an interest rate or index-based credit default swap that is subject to these requirements, such swap will be required to be executed on a swap execution facility and centrally cleared. Mandatory clearing and “made available to trade” determinations with respect to additional types of swaps may be issued in the future, and, when finalized, could require USL to electronically execute and centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, initial and variation margin requirements are set by the relevant clearing organization, subject to certain regulatory requirements and guidelines. Additional margin may be required and held by USL’s FCMs.

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

Although such government MMFs seek to preserve the value of an investment at $1.00 per share, there is no guarantee that they will be able to do so and USL may lose money by investing in a government MMF. An investment in a government MMF is not insured or guaranteed by the Federal Deposit Insurance Corporation, referred to herein as the FDIC, or any other government agency. The share price of a government MMF can fall below the $1.00 share price. USL cannot rely on or expect a government MMF’s adviser or its affiliates to enter into support agreements or take other actions to maintain the government MMF’s $1.00 share price. The credit quality of a government MMF’s holdings can change rapidly in certain markets, and the default of a single holding could have an adverse impact on the government MMF’s share price. Due to fluctuations in interest rates, the market value of securities held by a government MMF may vary. A government MMF’s share price can also be negatively affected during periods of high redemption pressures and/or illiquid markets.

Price Movements

Crude oil futures prices were volatile during the six months ended June 30, 2021. The average price of the Benchmark Oil Futures Contracts started the period at $48.27 per barrel. The high of the period was on June 25, 2021 when the average price reached $69.98 per barrel. The average low price for the period was on January 4, 2021, which was $47.61 per barrel. The period ended with the average price of the Benchmark Oil Futures Contracts at $69.38 per barrel, an increase of approximately 43.73% over the period. USL’s per share NAV began the period at $17.23 and ended the period at $25.61 on June 30, 2021, an increase of approximately 48.64% over the period. The average Benchmark Oil Futures Contracts prices listed above began with the February 2021 to January 2022 contracts and ended with the August 2021 to July 2022 contracts. An increase of approximately 43.73% on the average price of the Benchmark Oil Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USL seeks to track, which are more fully described below in the section titled “Tracking USL’s Benchmark.”

During the six months ended June 30, 2021, the crude oil futures market alternated between states of contango and backwardation. On days when the market was in contango the price of the near month crude Oil Futures Contract is lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market is in backwardation, the price of the near month crude Oil Futures Contract is higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

As of June 30, 2021, USL had issued 52,050,000 shares, 7,350,000 of which were outstanding. As of June 30, 2021, there were 258,950,000 shares registered but not yet issued. USL has registered 311,000,000 shares since inception.

More shares may have been issued by USL than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by USL cannot be resold by USL. As a result, USL contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of June 30, 2021, USL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Company, JP Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company, Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, and Virtu Americas LLC.

For the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

	Six	Six
	months ended	months ended
	June 30, 2021	June 30, 2020
Average daily total net assets	$205,539,820	$137,429,348
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$29,911	$326,336
Annualized yield based on average daily total net assets	0.03%	0.48%
Management fee	$611,551	$410,035
Total fees and other expenses excluding management fees	$303,369	$206,381
Fees and expenses related to the registration or offering of additional shares	$75,115	$39,650
Total commissions accrued to brokers	$15,806	$74,177
Total commissions as annualized percentage of average total net assets	0.02%	0.11%
Commissions accrued as a result of rebalancing	$10,913	$16,605
Percentage of commissions accrued as a result of rebalancing	69.04%	22.39%
Commissions accrued as a result of creation and redemption activity	$4,893	$57,572
Percentage of commissions accrued as a result of creation and redemption activity	30.96%	77.61%

Portfolio Expenses. USL's expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, registration fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that USL pays to USCF is calculated as a percentage of the total net assets of USL. The fee is accrued daily and paid monthly.

Average interest rates earned on short-term investments held by USL, including cash, cash equivalents and Treasuries, were lower during the six months ended June 30, 2021, compared to the six months ended June 30, 2020. As a result, the amount of income earned by USL as a percentage of average daily total net assets was lower during the six months ended June 30, 2021, compared to the six months ended June 30, 2020. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The increase in total fees and other expenses excluding management fees for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was due primarily to an increase in professional fees, directors’ fees and insurance.

The decrease in total commissions accrued to brokers for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was due primarily to a lower number of Oil Futures Contracts being held and traded.

For the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

	Three	Three
	months ended	months ended
	June 30, 2021	June 30, 2020
Average daily total net assets	$199,043,598	$229,094,441
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$12,819	$149,563
Annualized yield based on average daily total net assets	0.03%	0.26%
Management fee	$297,747	$341,764
Total fees and other expenses excluding management fees	$171,196	$169,261
Fees and expenses related to the registration or offering of additional shares	$37,765	$39,650
Total commissions accrued to brokers	$7,974	$69,031
Total commissions as annualized percentage of average total net assets	0.02%	0.12%
Commissions accrued as a result of rebalancing	$5,365	$13,904
Percentage of commissions accrued as a result of rebalancing	67.28%	20.14%
Commissions accrued as a result of creation and redemption activity	$2,609	$55,127
Percentage of commissions accrued as a result of creation and redemption activity	32.72%	79.86%

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

Average interest rates earned on short-term investments held by USL, including cash, cash equivalents and Treasuries, were lower during the three months ended June 30, 2021, compared to the three months ended June 30, 2020. As a result, the amount of income earned by USL as a percentage of average daily total net assets was lower during the three months ended June 30, 2021, compared to the three months ended June 30, 2020.

The increase in total fees and other expenses excluding management fees for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, was due primarily to an increase in professional fees.

The decrease in total commissions accrued to brokers for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, was due primarily to a lower number of Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended June 30, 2021, the average daily change in the Benchmark Oil Futures Contracts was 0.339%, while the average daily change in the per share NAV of USL over the same time period was 0.337%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1)%, meaning that over this time period USL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USL’s shares to the public on December 6, 2007 to June 30, 2021, the average daily change in the Benchmark Oil Futures Contracts was 0.004%, while the average daily change in the per share NAV of USL over the same time period was 0.003%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1)%, meaning that over this time period USL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two graphs demonstrate the correlation between the changes in USL’s NAV and the changes in the Benchmark Oil Futures Contracts. The first graph exhibits the daily changes in the last 30-valuation days ended June 30, 2021. The second graph measures monthly changes since June 30, 2016 through June 30, 2021.

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

For the six months ended June 30, 2021, the actual total return of USL as measured by changes in its per share NAV was 48.64%. This is based on an initial per share NAV of $17.23 as of December 31, 2020 and an ending per share NAV as of June 30, 2021 of $25.61. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $25.71 as of June 30, 2021, for a total return over the relevant time period of 49.22%. The difference between the actual per share NAV total return of USL of 48.64% and the expected total return based on the Benchmark Oil Futures Contracts of 49.22% was a difference over the time period of (0.58)%, which is to say that USL’s actual total return underperformed its benchmark by that percentage. USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USL to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contracts.

By comparison, for the six months ended June 30, 2020, the actual total return of USL as measured by changes in its per share NAV was (35.95)%. This was based on an initial per share NAV of $22.95 as of December 31, 2019 and an ending per share NAV as of June 30, 2020 of $14.70. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $14.69 as of June 30, 2020, for a total return over the relevant time period of (35.99)%. The difference between the actual per share NAV total return of USL of (35.95)% and the expected total return based on the Benchmark Oil Futures Contracts of (35.99)% was a difference over the time period of 0.04%, which is to say that USL’s actual total return outperformed its benchmark by that percentage. USL incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USL to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contracts.

There are currently three factors that have impacted or are most likely to impact USL’s ability to accurately track its Benchmark Oil Futures Contracts.

First, USL may buy or sell its holdings in the then current Benchmark Oil Futures Contracts at a price other than the closing settlement price of that contract on the day during which USL executes the trade. In that case, USL may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contracts, which could cause the changes in the daily per share NAV of USL to either be too high or too low relative to the daily changes in the average price of the Benchmark Oil Futures Contracts. During the six months ended June 30, 2021, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USL’s attempt to track the Benchmark Oil Futures Contracts.

Second, USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USL to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contracts. At the same time, USL earns dividend and interest income on its cash, cash equivalents and Treasuries. USL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2021. Interest payments, and any other income, were retained within the portfolio and added to USL’s NAV. When this income exceeds the level of USL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USL will realize a net yield that will tend to cause daily changes in the per share NAV of USL to track slightly higher than daily changes in the average of the prices of the Benchmark Oil Futures Contracts. If short-term interest rates rise above these current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contracts. USCF anticipates that interest rates may continue to stagnate over the near future near historical lows. It is anticipated that fees and expenses paid by USL may continue to be higher than interest earned by USL. As such, USCF anticipates that USL could possibly underperform its benchmark so long as interest earned is lower than fees and expenses paid by USL.

Third, USL may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contracts’ total return movements. In that case, the error in tracking the Benchmark Oil Futures Contracts could result in daily changes in the per share NAV of USL that are either too high, or too low, relative to the daily changes in the average price of the Benchmark Oil Futures Contracts. During the six months ended June 30, 2021, USL did not hold any Other Oil-Related Investments. If USL increases in size, and due to its obligations to comply with market conditions and regulatory limits, USL may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

In March 2020, contango dramatically increased and reached historic levels during the economic crisis arising from the COVID-19 pandemic and disputes among oil producing nations regarding limits on oil production levels. This level of contango was due to significant market volatility that occurred in crude oil markets as well as oil futures markets. Crude oil prices collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. Eventually, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. The supply cut along with the partial reopening of economies during the third quarter of 2020 reduced some of the unprecedented volatility oil markets experienced in the spring of 2020. Likewise, contango returned to moderate levels in May 2020. During the six months ended June 30, 2021, the crude oil futures market was primarily in a state of backwardation as measured by the difference between the front month and the second month contract. USCF believes that holding futures contracts whose expiration dates are spread out over a 12 month period of time will cause the total return of such a portfolio to vary compared to a portfolio that holds only a single month’s contract (such as the near month contract). In particular, USCF believes that the total return of a portfolio holding contracts with a range of expiration months will be impacted differently by the price relationship between different contract months of the same commodity future compared to the total return of a portfolio consisting of the near month contract. USCF believes that based on historical evidence a portfolio that held futures contracts with a range of expiration dates spread out over a 12 month period of time would typically be impacted less by the positive effect of backwardation, and less by the negative effect of contango, compared to a portfolio that held contracts of a single near month. As a result, absent the impact of any other factors, a portfolio of 12 different monthly contracts would tend to have a lower total return than a near month only portfolio in a backwardation market and a higher total return in a contango market. However, there can be no assurance that such historical relationships would provide the same or similar results in the future.

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

Crude Oil Market. During the six months ended June 30, 2021, the average price of the Benchmark Oil Futures Contracts traded in a range between $47.61 to $69.98. The average price of the Benchmark Oil Futures Contracts increased 43.73% from the end of 2020 through June 30, 2021 finishing the quarter at $69.38.

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

During the second quarter of 2020, the International Energy Agency (IEA) reported that crude oil demand fell an average of 16.4 mbd while global crude oil supply declined by an average of 13.7 mbd. Demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. Supply declined largely due to the historic agreement in April of 2020 between the United States, OPEC, Russia, and other oil producers. The bulk of the supply decline came from voluntary OPEC+ cuts while 2.8 mbd resulted from market-driven cuts in the United States. As of June 30, 2020, U.S. production had dropped over 15%, rapidly falling back to 11 mbd. Oil producing rigs in the United States fell to 180 from over 670 at the start of the year, a massive decline that will likely see U.S. supply fall further. Finally, in late June of 2020 storage in the U.S. spiked to 541 million barrels while global storage reached 3.351 billion barrels.

The unprecedented twin crises described above caused unparalleled effects on oil futures markets during 2020.

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

More recently, as economies reopened and OPEC+ supply cuts were absorbed by the market, WTI crude oil prices rose from all-time lows in the spring of 2020 to $48.52 per barrel on December 31, 2020.  Prices continued rising during the first half of 2021 to a high of $74.05 before finishing the second quarter at $73.47. WTI crude oil inventories in the United States fell from a modern record of 541 mb in June 2020 to 445 mb in by the end of the second quarter of 2021. Meanwhile crude oil production in the United States declined below 10 mbd during the second half of 2020 after peaking at over 13 mbd in March 2020. Production topped 11.3 mbd by the end of June of 2021. Similarly, OPEC production declined from over 30 mbd pre-COVID-19 to a pandemic low of 22.5 mbd before gradually recovering to 26.5 mbd by June 2021.  It is uncertain how quickly OPEC, Russia, or the U.S. will return to pre-pandemic 2019 production levels.  It is similarly difficult to forecast when the recovery in demand will occur given the ongoing threat posed by COVID-19 variants.  While some market participants expect the rise in crude oil prices to continue, several factors could impact the rise in prices.  First, supply from both the U.S. and OPEC has been rebounding.  Second, the majority of the demand recovery from the COVID-19 pandemic is now in the rearview mirror.  Third, any increased supply from Iran would likely surprise the market as current expectations are for little to no progress in negotiations between Iran and the U.S.  On the other hand, inflation could continue to increase, which would likely be a catalyst for ongoing crude oil price increases.  The full impact of the world’s response to the COVID-19 pandemic still has not been determined. At this stage, it is impossible to predict whether crude oil prices will rise, fall, or remain stable. High risk remains in the oil markets until demand and supply are fully balanced and the full impact of past, current, and future COVID-19 pandemic mitigation measures is known.

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

For the ten-year time period between June 30, 2011 and June 30, 2021, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis exhibited strong correlation with unleaded gasoline and diesel-heating oil, moderate correlation with the movements of large cap U.S. equities and global equities, no correlation with natural gas, and moderate negative correlation with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

			Global
	Large Cap	US Gov't	Equities
	US	Bonds	(FTSE
	Equities	(BEUSG4	World	Unleaded		Natural
Correlation Matrix 10 Years	(S&P 500)	Index)	Index)	Gasoline	Heating Oil	Gas	Crude Oil
Large Cap US Equities (S&P 500)	1.000	(0.381)	0.967	0.546	0.366	0.161	0.471
US Gov't Bonds (BEUSG4 Index)		1.000	(0.368)	(0.306)	(0.340)	(0.082)	(0.330)
Global Equities (FTSE World Index)			1.000	0.574	0.428	0.137	0.509
Unleaded Gasoline				1.000	0.678	0.081	0.740
Heating Oil					1.000	0.018	0.784
Natural Gas						1.000	0.010
Crude Oil							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended June 30, 2021, movements of crude oil displayed strong correlation with unleaded gasoline and diesel-heating oil and global equities, moderate correlation with the movements of large cap U.S. equities, limited correlation U.S. government bonds and limited negative correlation with natural gas.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

			Global
	Large Cap	US Gov't	Equities
	US	Bonds	(FTSE
	Equities	(BEUSG4	World	Unleaded		Natural
Correlation Matrix 1 Year	(S&P 500)	Index)	Index)	Gasoline	Heating Oil	Gas	Crude Oil
Large Cap US Equities (S&P 500)	1.000	0.137	0.974	0.539	0.449	(0.081)	0.645
US Gov't Bonds (BEUSG4 Index)		1.000	0.182	(0.124)	0.184	(0.099)	0.156
Global Equities (FTSE World Index)			1.000	0.608	0.578	(0.215)	0.719
Unleaded Gasoline				1.000	0.845	(0.390)	0.881
Heating Oil					1.000	(0.485)	0.881
Natural Gas						1.000	(0.286)
Crude Oil							1.000
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

USL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USL has allocated substantially all of its net assets to trading in Oil Interests. USL invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USL’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USL’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from USL’s investments in money market funds and Treasuries is paid to USL. During the six months ended June 30, 2021, USL’s expenses exceeded the income USL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2021, USL did not use other assets to pay expenses. To the extent expenses exceed income, USL’s NAV will be negatively impacted.

USL’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USL from promptly liquidating its positions in Oil Futures Contracts. During the six months ended June 30, 2021, USL did not purchase or liquidate any of its positions while daily limits were in effect; however, USL cannot predict whether such an event may occur in the future.

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

As of June 30, 2021, USL held cash deposits and investments in Treasuries and money market funds in the amount of $174,238,551 with the custodian and the FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USL’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2021, USL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USL. While USL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USL’s financial position.

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

As of June 30, 2021, USL’s portfolio consisted of 2,713 Crude Oil Futures CL Contracts traded on the NYMEX. As of June 30, 2021, USL did not hold any Futures Contracts traded on the ICE Futures. For a list of USL’s current holdings, please see USL’s website at www.uscfinvestments.com.

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

During the six month reporting period ended June 30, 2021, USL limited its OTC activities to EFRP transactions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	USL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USL redeemed 43 baskets (comprising 2,150,000 shares) during the second quarter of the year ending December 31, 2021. The following table summarizes the redemptions by Authorized Participants during the six months ended June 30, 2021:

Issuer Purchases of Equity Securities

	Total Number of	Average Price
Period	Shares Redeemed	Per Share
4/1/21 to 4/30/21	450,000	$22.64
5/1/21 to 5/31/21	1,050,000	$23.29
6/1/21 to 6/30/21	650,000	$24.83
Total	2,150,000

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

United States 12 Month Oil Fund, LP (Registrant)

By: United States Commodity Funds LLC, its general partner

By:	/s/ John P. Love
John P. Love
President and Chief Executive Officer
(Principal executive officer)

Date:	August 6, 2021

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date:	August 6, 2021