Form 10-Q
period 2021-09-30
United States 12 Month Oil Fund, LP
filed 2021-11-05
CIK 1405528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2021.

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

The registrant had 5,350,000 outstanding shares as of October 20, 2021.

United States 12 Month Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Financial Condition

At September 30, 2021 (Unaudited) and December 31, 2020

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents (at cost $107,324,197 and $181,574,615, respectively) (Notes 2 and 5)	$107,324,197	$181,574,615
Equity in trading accounts:
Cash and cash equivalents (at cost $30,006,822 and $976,553, respectively)	30,006,822	976,553
Unrealized gain (loss) on open commodity futures contracts	33,764,400	36,882,450
Dividends receivable	2,046	178
Interest receivable	2,879	6,975
Prepaid insurance*	19,883	1,461
Prepaid registration fees	—	55,407

Total Assets	$171,120,227	$219,497,639

Liabilities and Partners' Capital
Payable due to Broker	$23,113,534	$21,925,587
Payable for shares redeemed	—	860,589
General Partner management fees payable (Note 3)	72,614	102,144
Professional fees payable	146,028	132,523
Brokerage commissions payable	12,602	12,602
Directors’ fees payable*	2,713	2,807
License fees payable	4,982	6,846
Registration fees payable	57,888	—

Total Liabilities	23,410,361	23,043,098

Commitments and Contingencies (Notes 3, 4 & 5)

Partners' Capital
General Partners	—	—
Limited Partners	147,709,866	196,454,541
Total Partners' Capital	147,709,866	196,454,541

Total Liabilities and Partners' Capital	$171,120,227	$219,497,639

Limited Partners' shares outstanding	5,450,000	11,400,000
Net asset value per share	$27.10	$17.23
Market value per share	$27.06	$17.19

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2021

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners'
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures November 2021 contracts, expiring October 2021	$7,548,920	171	$5,281,210	3.58
NYMEX WTI Crude Oil Futures December 2021 contracts, expiring November 2021	7,258,600	171	5,515,100	3.73
NYMEX WTI Crude Oil Futures January 2022 contracts, expiring December 2021	7,799,120	171	4,887,370	3.31
NYMEX WTI Crude Oil Futures February 2022 contracts, expiring January 2022	8,305,770	171	4,278,120	2.90
NYMEX WTI Crude Oil Futures March 2022 contracts, expiring February 2022	9,110,650	171	3,370,640	2.28
NYMEX WTI Crude Oil Futures April 2022 contracts, expiring March 2022	10,081,180	171	2,295,800	1.55
NYMEX WTI Crude Oil Futures May 2022 contracts, expiring April 2022	9,720,580	171	2,552,090	1.73
NYMEX WTI Crude Oil Futures June 2022 contracts, expiring May 2022	10,342,450	171	1,824,200	1.23
NYMEX WTI Crude Oil Futures July 2022 contracts, expiring June 2022	10,937,690	171	1,122,940	0.76
NYMEX WTI Crude Oil Futures August 2022 contracts, expiring July 2022	11,054,970	171	897,930	0.61
NYMEX WTI Crude Oil Futures September 2022 contracts, expiring August 2022	10,866,090	171	982,500	0.67
NYMEX WTI Crude Oil Futures October 2022 contracts, expiring September 2022	10,924,200	170	756,500	0.51
Total Open Futures Contracts*	$113,950,220	2,051	$33,764,400	22.86

	Shares/Principal		% of Partners'
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Goldman Sachs Financial Square Government Fund - Institutional Shares, 0.03%#	200,000	$200,000	0.13
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 0.03%#	95,400,000	95,400,000	64.59
RBC U.S. Government Money Market Fund - Institutional Shares, 0.03%#	196,000	196,000	0.13
Total United States Money Market Funds		$95,796,000	64.85

#      Reflects the 7-day yield at September 30, 2021.

*      Collateral amounted to $30,006,822 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2021 and 2020

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$25,652,040	$39,251,150	$93,465,600	$49,901,670
Change in unrealized gain (loss) on open commodity futures contracts	(18,194,390)	(29,204,600)	(3,118,050)	33,569,439
Realized gain (loss) on short-term investments	—	—	—	1,240
Dividend income	7,379	45,883	23,534	157,787
Interest income*	10,243	17,590	23,999	232,022
ETF transaction fees	4,900	6,650	13,300	27,664
Total Income (Loss)	$7,480,172	$10,116,673	$90,408,383	$83,889,822

Expenses
General Partner management fees (Note 3)	$244,975	$367,521	$856,526	$777,556
Professional fees	60,261	109,661	238,090	184,062
Brokerage commissions	6,442	15,806	22,248	89,983
Directors' fees and insurance	13,576	4,990	32,906	12,892
License fees	6,124	9,188	21,413	19,439
Registration fees	38,180	47,005	113,295	86,655
Total Expenses	$369,558	$554,171	$1,284,478	$1,170,587
Net Income (Loss)	$7,110,614	$9,562,502	$89,123,905	$82,719,235
Net Income (Loss) per limited partner share	$1.49	$0.41	$9.87	$(7.84)
Net Income (Loss) per weighted average limited partner share	$1.11	$0.61	$10.48	$6.83
Weighted average limited partner shares outstanding	6,392,391	15,694,022	8,500,366	12,112,044

*    Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three and nine months ended September 30, 2021 and 2020

	Limited Partners*
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Balances at beginning of period	$188,204,091	$274,879,982	$196,454,541	$55,077,039
Addition of 50,000, –,50,000 and 28,750,000 partnership shares, respectively	1,191,280	—	1,191,280	302,421,810
Redemption of (1,950,000), (4,650,000), (6,000,000) and (17,100,000) partnership shares, respectively	(48,796,119)	(72,093,790)	(139,059,860)	(227,869,390)
Net income (loss)	7,110,614	9,562,502	89,123,905	82,719,235

Balances at end of period	$147,709,866	$212,348,694	$147,709,866	$212,348,694

*    General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2021 and 2020

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$89,123,905	$82,719,235
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	3,118,050	(33,569,439)
(Increase) decrease in dividends receivable	(1,868)	10,621
(Increase) decrease in interest receivable	4,096	2,968
(Increase) decrease in prepaid insurance*	(18,422)	(1,512)
(Increase) decrease in prepaid registration fees	55,407	(93,587)
Increase (decrease) in payable due to Broker	1,187,947	10,212,377
Increase (decrease) in General Partner management fees payable	(29,530)	79,238
Increase (decrease) in professional fees payable	13,505	3,238
Increase (decrease) in brokerage commissions payable	—	9,180
Increase (decrease) in directors' fees payable*	(94)	1,287
Increase (decrease) in license fees payable	(1,864)	8,102
Increase (decrease) in registration fees payable	57,888	—
Net cash provided by (used in) operating activities	93,509,020	59,381,708

Cash Flows from Financing Activities:
Addition of partnership shares	1,191,280	302,421,446
Redemption of partnership shares	(139,920,449)	(226,358,016)
Net cash provided by (used in) financing activities	(138,729,169)	76,063,430

Net Increase (Decrease) in Cash and Cash Equivalents	(45,220,149)	135,445,138

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	182,551,168	51,606,975
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$137,331,019	$187,052,113

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$107,324,197	$187,052,113
Equity in Trading Accounts:
Cash and cash equivalents	30,006,822	—
Total Cash, Cash Equivalents and Equity in Trading Accounts	$137,331,019	$187,052,113

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended September 30, 2021

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

USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USL accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of September 30, 2021, USL held 2,051 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures.

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

On December 4, 2007, USL initially registered 11,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On December 6, 2007, USL listed its shares on the AMEX under the ticker symbol “USL” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USL established its initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. USL also commenced investment operations on December 6, 2007, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of September 30, 2021, USL had registered a total of 311,000,000 shares.

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

In accordance with U.S. GAAP, USL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USL files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USL is not subject to income tax return examinations by major taxing authorities for years before 2018. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USL recording a tax liability that reduces net assets. However, USL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2021.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2021.

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

Ongoing Registration Fees and Other Offering Expenses

USL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2021 and 2020, USL incurred $113,295 and $86,655, respectively, in registration fees and offering expenses.

Independent Directors’ and Officers’ Expenses

USL is responsible for paying its portion of the directors’ and officers’ liability insurance for USL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USL and the Related Public Funds. USL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2021 are estimated to be a total of $45,000 for USL and, in the aggregate for USL and the Related Public Funds, $1,061,000.

Licensing Fees

As discussed in Note 4 below, USL entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USL and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2021 and 2020, USL incurred $21,413 and $19,439, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USL’s audit expenses and tax accounting and reporting requirements are paid by USL. These costs are estimated to be $275,000 for the year ending December 31, 2021. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

	Nine months	Nine months
	ended	ended
	September 30, 2021	September 30, 2020

Total commissions accrued to brokers	$22,248	$89,983
Total commissions as annualized percentage of average total net assets	0.02%	0.07%
Commissions accrued as a result of rebalancing	$14,868	$26,140
Percentage of commissions accrued as a result of rebalancing	66.83%	29.05%
Commissions accrued as a result of creation and redemption activity	$7,380	$63,843
Percentage of commissions accrued as a result of creation and redemption activity	33.17%	70.95%

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was due primarily to a lower number of crude oil futures contracts being held and traded.

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

All of the futures contracts held by USL through September 30, 2021 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USL’s cash in money market funds that seek to maintain a stable per share NAV. USL is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2021 and December 31, 2020, USL held investments in money market funds in the amounts of $95,796,000 and $20,196,000, respectively. USL also holds cash deposits with its custodian. As of September 30, 2021 and December 31, 2020, USL held cash deposits and investments in Treasuries in the amounts of $41,535,019 and $162,355,168 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should USL’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and nine months ended September 30, 2021 and 2020 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$25.61	$14.70	$17.23	$22.95
Total income (loss)	1.55	0.45	10.02	(7.74)
Total expenses	(0.06)	(0.04)	(0.15)	(0.10)
Net increase (decrease) in net asset value	1.49	0.41	9.87	(7.84)
Net asset value, end of period	$27.10	$15.11	$27.10	$15.11

Total Return	5.82%	2.79%	57.28%	(34.16)%

Ratios to Average Net Assets
Total income (loss)	4.62%	4.15%	47.37%	48.46%
Management fees#	0.60%	0.60%	0.60%	0.60%
Total expenses excluding management fees#	0.31%	0.30%	0.30%	0.30%
Net income (loss)	4.39%	3.92%	46.70%	47.79%

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

The following table summarizes the valuation of USL’s securities at September 30, 2021 using the fair value hierarchy:

At September 30, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$95,796,000	$95,796,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	33,764,400	33,764,400	—	—

The following table summarizes the valuation of USL’s securities at December 31, 2020 using the fair value hierarchy:

At December 31, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$20,196,000	$20,196,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	36,882,450	36,882,450	—	—

Effective January 1, 2009, USL adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of	Fair Value at	Fair Value at
	Financial	September 30,	December 31,
Derivatives not Accounted for as Hedging Instruments	Condition Location	2021	2020
Futures - Commodity Contracts	Assets	$33,764,400	$36,882,450

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended		For the nine months ended
		September 30, 2021		September 30, 2020
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
	Gain (Loss)	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Derivatives not Accounted for as Hedging Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$93,465,600		$49,901,670

	Change in unrealized gain (loss) on open positions		$(3,118,050)		$33,569,439

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

USCF received letters from the CME on behalf of the NYMEX Market Regulation Department on April 16, 2020 (the “April 16 CME Letter”) and on April 23, 2020 (the “April 23 CME Letter”, and together with the April 16 CME Letter, the “CME Letters”). The CME Letters ordered USCF and the Related Public Funds not to exceed accountability levels in specified light, sweet crude oil futures contracts and not to assume any positions in the specified light, sweet crude oil futures contract in excess of the exchange established position limits. The accountability levels and position limits are set forth in the April 23 CME Letter which superseded the April 16 CME Letter. The April 23 CME Letter ordered USCF, USL and the Related Public Funds not to exceed accountability levels in excess of 10,000 futures contracts in the light, sweet crude oil futures contract for June 2020. While these limits no longer apply, NYMEX's current accountability levels for any one month in the Benchmark Oil Futures Contract is 10,000 contracts, and an accountability level for all months of 20,000 net futures contracts for light sweet crude oil, do apply. As of September 30, 2021, USL held 2,051 futures contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures. For the nine months ended USL did not exceed the accountability levels imposed by the NYMEX or ICE Futures, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and USL did not reduce the number of Oil Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USL will run up against such position limits because USL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during a one day each month. The April 23 CME Letter, discussed above, ordered USCF, USL and the Related Public Funds not to assume a position in the light, sweet crude oil futures contract for June 2020 in excess of 15,000 long futures contracts, for July 2020 in 78,000 long futures contracts, for August 2020 in 50,000 long futures contracts, for September 2020 in 35,000 long futures contracts. While these limits no longer apply, the position imposed by NYMEX and ICE, described above, do apply. The foregoing accountability levels and position limits are subject to change. For the nine months ended September 30, 2021, USL did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

Price Movements

Crude oil futures prices were volatile during the nine months ended September 30, 2021. The average price of the Benchmark Oil Futures Contracts started the period at $48.27 per barrel. The high of the period was on September 27, 2021 when the average price reached $72.36 per barrel. The average low for the period was on January 4, 2021, which was $47.61 per barrel. The period ended with the average price of the Benchmark Oil Futures Contracts at $72.02 per barrel, an increase of approximately 49.20% over the period. USL’s per share NAV began the period at $17.23 and ended the period at $27.10 on September 30, 2021, an increase of approximately 57.28% over the period. The average Benchmark Oil Futures Contracts prices listed above began with the February 2021 to January 2022 contracts and ended with the November 2021 to October 2022 contracts. An increase of approximately 49.20% on the average price of the Benchmark Oil Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USL seeks to track, which are more fully described below in the section titled “Tracking USL’s Benchmark.”

During the nine months ended September 30, 2021, the crude oil futures market alternated between states of contango and backwardation. On days when the market was in contango the price of the near month crude Oil Futures Contract is lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market is in backwardation, the price of the near month crude Oil Futures Contract is higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

As of September 30, 2021, USL had issued 52,100,000 shares, 5,450,000 of which were outstanding. As of September 30, 2021, there were 258,900,000 shares registered but not yet issued. USL has registered 311,000,000 shares since inception.

More shares may have been issued by USL than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by USL cannot be resold by USL. As a result, USL contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of September 30, 2021, USL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Company, JP Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company, Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, and Virtu Americas LLC.

For the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

	Nine	Nine
	months ended	months ended
	September 30, 2021	September 30, 2020
Average daily total net assets	$190,862,128	$173,105,477
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$47,533	$389,809
Annualized yield based on average daily total net assets	0.03%	0.30%
Management fee	$856,526	$777,556
Total fees and other expenses excluding management fees	$427,952	$393,031
Fees and expenses related to the registration or offering of additional shares	$113,295	$86,655
Total commissions accrued to brokers	$22,248	$89,983
Total commissions as annualized percentage of average total net assets	0.02%	0.07%
Commissions accrued as a result of rebalancing	$14,868	$26,140
Percentage of commissions accrued as a result of rebalancing	66.83%	29.05%
Commissions accrued as a result of creation and redemption activity	$7,380	$63,843
Percentage of commissions accrued as a result of creation and redemption activity	33.17%	70.95%

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

Average interest rates earned on short-term investments held by USL, including cash, cash equivalents and Treasuries, were lower during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. As a result, the amount of income earned by USL as a percentage of average daily total net assets was lower during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The increase in total fees and other expenses excluding management fees for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was due primarily to an increase in fees and expenses related registration.

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was due primarily to a lower number of Oil Futures Contracts being held and traded.

For the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

	Three	Three
	months ended	months ended
	September 30, 2021	September 30, 2020
Average daily total net assets	$161,985,364	$243,682,166
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$17,622	$63,473
Annualized yield based on average daily total net assets	0.04%	0.10%
Management fee	$244,975	$367,521
Total fees and other expenses excluding management fees	$124,583	$186,650
Fees and expenses related to the registration or offering of additional shares	$38,180	$47,005
Total commissions accrued to brokers	$6,442	$15,806
Total commissions as annualized percentage of average total net assets	0.02%	0.03%
Commissions accrued as a result of rebalancing	$3,955	$9,535
Percentage of commissions accrued as a result of rebalancing	61.39%	60.33%
Commissions accrued as a result of creation and redemption activity	$2,487	$6,271
Percentage of commissions accrued as a result of creation and redemption activity	38.61%	39.67%

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

Average interest rates earned on short-term investments held by USL, including cash, cash equivalents and Treasuries, were lower during the three months ended September 30, 2021, compared to the three months ended September 30, 2020. As a result, the amount of income earned by USL as a percentage of average daily total net assets was lower during the three months ended September 30, 2021, compared to the three months ended September 30, 2020.

The decrease in total fees and other expenses excluding management fees for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, was due primarily to a decrease in total commissions accrued to brokers and expenses related to the decrease in total net assets.

The decrease in total commissions accrued to brokers for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, was due primarily to a lower number of Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended September 30, 2021, the average daily change in the Benchmark Oil Futures Contracts was 0.465%, while the average daily change in the per share NAV of USL over the same time period was 0.461%. The average daily difference was (0.004)% (or (0.4)% basis points, where 1 basis point equals 1/100 of 1)%, meaning that over this time period USL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USL’s shares to the public on December 6, 2007 to September 30, 2021, the average daily change in the Benchmark Oil Futures Contracts was 0.006%, while the average daily change in the per share NAV of USL over the same time period was 0.005%. The average daily difference was (0.001)% (or (0.1)% basis points, where 1 basis point equals 1/100 of 1)%, meaning that over this time period USL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two graphs demonstrate the correlation between the changes in USL’s NAV and the changes in the Benchmark Oil Futures Contracts. The first graph exhibits the daily changes in the last 30-valuation days ended September 30, 2021. The second graph measures monthly changes since September 30, 2016 through September 30, 2021.

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

For the nine months ended September 30, 2021, the actual total return of USL as measured by changes in its per share NAV was 57.28%. This is based on an initial per share NAV of $17.23 as of December 31, 2020 and an ending per share NAV as of September 30, 2021 of $27.10. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $27.28 as of September 30, 2021, for a total return over the relevant time period of 58.33%. The difference between the actual per share NAV total return of USL of 57.28% and the expected total return based on the Benchmark Oil Futures Contracts of 58.33% was a difference over the time period of (1.05)%, which is to say that USL’s actual total return underperformed its benchmark by that percentage. USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USL to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contracts.

By comparison, for the nine months ended September 30, 2020, the actual total return of USL as measured by changes in its per share NAV was (34.16)%. This was based on an initial per share NAV of $22.95 as of December 31, 2019 and an ending per share NAV as of September 30, 2020 of $15.11. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $15.13 as of September 30, 2020, for a total return over the relevant time period of (34.07)%. The difference between the actual per share NAV total return of USL of (34.16)% and the expected total return based on the Benchmark Oil Futures Contracts of (34.07)% was a difference over the time period of (0.09)%, which is to say that USL’s actual total return underperformed its benchmark by that percentage. USL incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USL to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contracts.

There are currently three factors that have impacted or are most likely to impact USL’s ability to accurately track its Benchmark Oil Futures Contracts.

First, USL may buy or sell its holdings in the then current Benchmark Oil Futures Contracts at a price other than the closing settlement price of that contract on the day during which USL executes the trade. In that case, USL may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contracts, which could cause the changes in the daily per share NAV of USL to either be too high or too low relative to the daily changes in the average price of the Benchmark Oil Futures Contracts. During the nine months ended September 30, 2021, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USL’s attempt to track the Benchmark Oil Futures Contracts.

Second, USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USL to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contracts. At the same time, USL earns dividend and interest income on its cash, cash equivalents and Treasuries. USL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2021. Interest payments, and any other income, were retained within the portfolio and added to USL’s NAV. When this income exceeds the level of USL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USL will realize a net yield that will tend to cause daily changes in the per share NAV of USL to track slightly higher than daily changes in the average of the prices of the Benchmark Oil Futures Contracts. If short-term interest rates rise above these current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contracts. USCF anticipates that interest rates may continue to stagnate over the near future near historical lows. It is anticipated that fees and expenses paid by USL may continue to be higher than interest earned by USL. As such, USCF anticipates that USL could possibly underperform its benchmark so long as interest earned is higher than fees and expenses paid by USL.

Third, USL may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contracts’ total return movements. In that case, the error in tracking the Benchmark Oil Futures Contracts could result in daily changes in the per share NAV of USL that are either too high, or too low, relative to the daily changes in the average price of the Benchmark Oil Futures Contracts. During the nine months ended September 30, 2021, USL did not hold any Other Oil-Related Investments. If USL increases in size, and due to its obligations to comply with market conditions and regulatory limits, USL may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

In March 2020, contango dramatically increased and reached historic levels during the economic crisis arising from the COVID-19 pandemic and disputes among oil producing nations regarding limits on oil production levels. This level of contango was due to significant market volatility that occurred in crude oil markets as well as oil futures markets. Crude oil prices collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. Eventually, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. The supply cut along with the partial reopening of economies during the third quarter of 2020 reduced some of the unprecedented volatility oil markets experienced in the spring of 2020. Likewise, contango returned to moderate levels in May 2020. During the nine months ended September 30, 2021, the crude oil futures market was primarily in a state of backwardation as measured by the difference between the front month and the second month contract. USCF believes that holding futures contracts whose expiration dates are spread out over a 12 month period of time will cause the total return of such a portfolio to vary compared to a portfolio that holds only a single month’s contract (such as the near month contract). In particular, USCF believes that the total return of a portfolio holding contracts with a range of expiration months will be impacted differently by the price relationship between different contract months of the same commodity future compared to the total return of a portfolio consisting of the near month contract. USCF believes that based on historical evidence a portfolio that held futures contracts with a range of expiration dates spread out over a 12 month period of time would typically be impacted less by the positive effect of backwardation, and less by the negative effect of contango, compared to a portfolio that held contracts of a single near month. As a result, absent the impact of any other factors, a portfolio of 12 different monthly contracts would tend to have a lower total return than a near month only portfolio in a backwardation market and a higher total return in a contango market. However, there can be no assurance that such historical relationships would provide the same or similar results in the future.

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

Crude Oil Market. During the nine months ended September 30, 2021, the average price of the Benchmark Oil Futures Contracts traded in a range between $47.61 to $72.36. The average price of the Benchmark Oil Futures Contracts increased 49.20% from December 31, 2020 through September 30, 2021 finishing the quarter at $72.02.

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

Fourth, market participants moved away from the front of the futures curve in favor of deferred contract months. The move to deferred contract months caused a historic change to relative levels of open interest among the different futures contracts in 2020. For example, open interest in the front month futures contract fell an average of 40% during April, May, and June of 2020 compared to the average level of open interest during those same calendar months during the previous five years.

More recently, as economies reopened and OPEC+ supply cuts were absorbed by the market, WTI crude oil prices rose from all-time lows in the spring of 2020 to $48.52 per barrel on December 31, 2020. Prices continued rising during the first nine months of 2021 to a high of $75.45 before finishing the third quarter at $75.03. WTI crude oil inventories in the United States fell from a modern record of 541 mb in June 2020 to 419 mb by the end of the third quarter of 2021. Meanwhile, crude oil production in the United States fell below 10 mbd during the second half of 2020 after peaking at over 13 mbd in March of 2020. Production reached 11.5 mbd by August 31, 2021, before dropping back to a low of 10 mbd due to disruptions from Hurricane Ida. U.S. production climbed to 11.1 mbd by September 30, 2021. Similarly, OPEC production declined from over 30 mbd pre-COVID-19 to a pandemic low of 22.5 mbd before gradually recovering to 27.5 mbd by September 30, 2021. It is uncertain how quickly OPEC, Russia, or the U.S. will return to pre-pandemic 2019 production levels. Similarly, despite an ongoing demand recovery for crude oil, it is difficult to forecast when demand will return to pre-pandemic levels. While some market participants expect the rise in crude oil prices to continue, several factors could impact the rise in prices. First, supply from both the U.S. and OPEC could continue to rebound. Second, the majority of the demand recovery from the COVID-19 pandemic is now in the rearview mirror. On the other hand, inflation could continue to increase, which would likely be a catalyst for ongoing crude oil price increases. The full impact of the world's response to the COVID-19 pandemic still has not been determined. At this stage, it is impossible to predict whether crude oil prices will rise, fall, or remain stable. High risk remains in the oil markets until demand and supply are fully balanced and the full impact of past, current, and future COVID-19 pandemic mitigation measures is known.

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

For the ten-year time period between September 30, 2011 and September 30, 2021, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis exhibited strong correlation with unleaded gasoline and diesel-heating oil, moderate correlation with the movements of large cap U.S. equities and global equities, no correlation with natural gas, and moderate negative correlation with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 10 Years
Correlation Matrix 10 Years	Large Cap US Equities (S&P 500)	US Gov't Bonds (BEUSG4 Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap US Equities (S&P 500)	1.000	(0.313)	0.966	0.540	0.347	0.107	0.446
US Gov't Bonds (BEUSG4 Index)		1.000	(0.299)	(0.300)	(0.357)	(0.088)	(0.325)
Global Equities (FTSE World Index)			1.000	0.573	0.414	0.086	0.491
Unleaded Gasoline				1.000	0.673	0.066	0.736
Heating Oil					1.000	0.033	0.785
Natural Gas						1.000	0.013
Crude Oil							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended September 30, 2021, movements of crude oil displayed strong correlation with unleaded gasoline, diesel-heating oil, large cap U.S. equities and global equities, limited correlation with the movements of U.S. Government bonds and limited negative correlation with movements of natural gas.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 1 Year
Correlation Matrix 1 Year	Large Cap US Equities (S&P 500)	US Gov't Bonds (BEUSG4 Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap US Equities (S&P 500)	1.000	0.225	0.978	0.659	0.526	(0.561)	0.530
US Gov't Bonds (BEUSG4 Index)		1.000	0.218	(0.022)	0.057	(0.116)	0.045
Global Equities (FTSE World Index)			1.000	0.692	0.627	(0.623)	0.606
Unleaded Gasoline				1.000	0.831	(0.572)	0.851
Heating Oil					1.000	(0.288)	0.965
Natural Gas						1.000	(0.265)
Crude Oil							1.000
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

USL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USL has allocated substantially all of its net assets to trading in Oil Interests. USL invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USL’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USL’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from USL’s investments in money market funds and Treasuries is paid to USL. During the nine months ended September 30, 2021, USL’s expenses exceeded the income USL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2021, USL used other assets to pay expenses. To the extent expenses exceed income, USL’s NAV will be negatively impacted.

USL’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USL from promptly liquidating its positions in Oil Futures Contracts. During the nine months ended September 30, 2021, USL did not purchase or liquidate any of its positions while daily limits were in effect; however, USL cannot predict whether such an event may occur in the future.

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

As of September 30, 2021, USL held cash deposits and investments in Treasuries and money market funds in the amount of $137,331,019 with the custodian and the FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USL’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2021, USL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USL. While USL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USL’s financial position.

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

As of September 30, 2021, USL’s portfolio consisted of held 2,051 Crude Oil Futures CL Contracts traded on the NYMEX. As of September 30, 2021, USL did not hold any Futures Contracts traded on the ICE Futures. For a list of USL’s current holdings, please see USL’s website at www.uscfinvestments.com.

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

During the nine month reporting period ended September 30, 2021, USL limited its OTC activities to EFRP transactions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	USL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USL redeemed 39 baskets (comprising 1,950,000 shares) during the third quarter of the year ending December 31, 2021. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2021:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
7/1/21 to 7/31/21	550,000	$25.24
8/1/21 to 8/31/21	850,000	$24.56
9/1/21 to 9/30/21	550,000	$25.53
Total	1,950,000

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

United States 12 Month Oil Fund, LP (Registrant)

By: United States Commodity Funds LLC, its general partner

By:	/s/ John P. Love
John P. Love
President and Chief Executive Officer
(Principal executive officer)

Date:	November 5, 2021

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 5, 2021