Form 10-Q
period 2022-03-31
United States 12 Month Oil Fund, LP
filed 2022-05-06
CIK 1405528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2022.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33859

United States 12 Month Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431897
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 3,550,000 outstanding shares as of May 2, 2022.

United States 12 Month Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Financial Condition

At March 31, 2022 (Unaudited) and December 31, 2021

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents (at cost $105,259,793 and $99,549,427, respectively) (Notes 2 and 5)	$105,259,793	$99,549,427
Equity in trading accounts:
Cash and cash equivalents (at cost $30,021,699 and $30,014,301, respectively)	30,021,699	30,014,301
Unrealized gain (loss) on open commodity futures contracts	34,328,450	19,648,030
Dividends receivable	11,313	1,869
Interest receivable	2,544	2,804
Prepaid insurance*	35,552	9,309

Total Assets	$169,659,351	$149,225,740

Liabilities and Partners’ Capital
Payable due to Broker	$26,864,700	$11,205,326
General Partner management fees payable (Note 3)	80,130	67,706
Professional fees payable	131,223	172,680
Brokerage commissions payable	12,602	12,602
Directors’ fees payable*	2,374	2,427
License fees payable	4,454	4,329
Registration fees payable	133,418	96,068

Total Liabilities	27,228,901	11,561,138

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	142,430,450	137,664,602
Total Partners’ Capital	142,430,450	137,664,602

Total Liabilities and Partners’ Capital	$169,659,351	$149,225,740

Limited Partners’ shares outstanding	3,850,000	4,950,000
Net asset value per share	$36.99	$27.81
Market value per share	$37.16	$27.93

*Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2022

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures May 2022 contracts, expiring April 2022	$7,665,150	128	$5,170,690	3.63
NYMEX WTI Crude Oil Futures June 2022 contracts, expiring May 2022	8,202,850	129	4,506,230	3.16
NYMEX WTI Crude Oil Futures July 2022 contracts, expiring June 2022	8,502,070	129	3,995,450	2.80
NYMEX WTI Crude Oil Futures August 2022 contracts, expiring July 2022	8,603,290	129	3,662,030	2.57
NYMEX WTI Crude Oil Futures September 2022 contracts, expiring August 2022	8,377,830	129	3,660,450	2.57
NYMEX WTI Crude Oil Futures October 2022 contracts, expiring September 2022	8,483,470	129	3,361,310	2.36
NYMEX WTI Crude Oil Futures November 2022 contracts, expiring October 2022	9,173,490	129	2,519,070	1.77
NYMEX WTI Crude Oil Futures December 2022 contracts, expiring November 2022	9,371,160	129	2,187,240	1.54
NYMEX WTI Crude Oil Futures January 2023 contracts, expiring December 2022	8,632,590	129	2,799,390	1.97
NYMEX WTI Crude Oil Futures February 2023 contracts, expiring January 2023	9,355,400	129	1,957,900	1.37
NYMEX WTI Crude Oil Futures March 2023 contracts, expiring February 2023	10,062,660	129	1,139,700	0.80
NYMEX WTI Crude Oil Futures April 2023 contracts, expiring March 2023	11,731,460	129	(631,010)	(0.44)
Total Open Futures Contracts*	$108,161,420	1,547	$34,328,450	24.10

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Goldman Sachs Financial Square Government Fund - Institutional Shares, 0.24%#	38,500,000	$38,500,000	27.03
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 0.23%#	62,750,000	62,750,000	44.06
RBC U.S. Government Money Market Fund - Institutional Shares, 0.19%#	4,000,000	4,000,000	2.81
Total United States Money Market Funds		$105,250,000	73.90

#Reflects the 7-day yield at March 31, 2022.

*Collateral amounted to $30,021,699 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2022 and 2021

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$27,944,910	$33,524,450
Change in unrealized gain (loss) on open commodity futures contracts	14,680,420	8,340,980
Dividend income	14,852	6,431
Interest income*	7,877	10,661
ETF transaction fees	3,500	3,850
Total Income (Loss)	$42,651,559	$41,886,372

Expenses
General Partner management fees (Note 3)	$222,608	$313,804
Professional fees	50,116	73,616
Brokerage commissions	4,516	7,832
Directors’ fees and insurance	12,842	5,530
License fees	5,564	7,845
Registration fees	37,350	37,350
Total Expenses	$332,996	$445,977
Net Income (Loss)	$42,318,563	$41,440,395
Net Income (Loss) per limited partner share	$9.18	$3.66
Net Income (Loss) per weighted average limited partner share	$9.39	$3.92
Weighted average limited partner shares outstanding	4,505,000	10,577,778

*Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2022 and 2021

	Limited Partners*
	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Balances at beginning of period	$137,664,602	$196,454,541
Redemption of (1,100,000) and (1,900,000) partnership shares, respectively	(37,552,715)	(39,479,641)
Net income (loss)	42,318,563	41,440,395

Balances at end of period	$142,430,450	$198,415,295

*General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2022 and 2021

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$42,318,563	$41,440,395
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(14,680,420)	(8,340,980)
(Increase) decrease in dividends receivable	(9,444)	(3,466)
(Increase) decrease in interest receivable	260	6,665
(Increase) decrease in prepaid insurance*	(26,243)	(39,454)
(Increase) decrease in prepaid registration fees	—	37,350
Increase (decrease) in payable due to Broker	15,659,374	10,714,829
Increase (decrease) in General Partner management fees payable	12,424	8,217
Increase (decrease) in professional fees payable	(41,457)	(44,086)
Increase (decrease) in directors’ fees payable*	(53)	148
Increase (decrease) in license fees payable	125	(185)
Increase (decrease) in registration fees payable	37,350	—
Net cash provided by (used in) operating activities	43,270,479	43,779,433

Cash Flows from Financing Activities:
Addition of partnership shares	—	—
Redemption of partnership shares	(37,552,715)	(40,340,230)
Net cash provided by (used in) financing activities	(37,552,715)	(40,340,230)

Net Increase (Decrease) in Cash and Cash Equivalents	5,717,764	3,439,203

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	129,563,728	182,551,168
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$135,281,492	$185,990,371

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$105,259,793	$185,990,371
Equity in Trading Accounts:
Cash and cash equivalents	30,021,699	—
Total Cash, Cash Equivalents and Equity in Trading Accounts	$135,281,492	$185,990,371

*Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended March 31, 2022

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

The investment objective of USL is for the daily changes in percentage terms of its per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the average of the prices of specified short-term futures contracts on light, sweet crude oil called the “Benchmark Oil Futures Contracts,” plus interest earned on USL’s collateral holdings, less USL’s expenses. The Benchmark Oil Futures Contracts are the futures contracts on light, sweet crude oil as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted.USL seeks to achieve its investment objective by investing so that the average daily percentage change in USL’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Oil Futures Contracts over the same period.

USL seeks to achieve its investment objective by investing primarily in futures contracts for light, sweet crude oil, other types of crude oil, diesel-heating oil, gasoline, natural gas, and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”) or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and non-exchange traded (“over-the-counter” or “OTC”) transactions that are based on the price of oil, other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). Market conditions that USCF currently anticipates could cause USL to invest in Other Oil-Related Investments include, but are not limited to, those allowing USL to obtain greater liquidity or to execute transactions with more favorable pricing. (For convenience and unless otherwise specified, Oil Futures Contracts and Other Oil-Related Investments collectively are referred to as “Oil Interests” in the notes to the financial statements).

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

USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USL accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of March 31, 2022, USL held 1,547 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures.

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

USL, USO, UNG, UGA, UNL, BNO, USCI and CPER are referred to collectively herein as the “Related Public Funds.”

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

On December 4, 2007, USL initially registered 11,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On December 6, 2007, USL listed its shares on the AMEX under the ticker symbol “USL” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USL established its initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. USL also commenced investment operations on December 6, 2007, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of March 31, 2022, USL had registered a total of 311,000,000 shares.

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

In accordance with U.S. GAAP, USL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USL files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USL is not subject to income tax return examinations by major taxing authorities for years before 2018. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USL recording a tax liability that reduces net assets. However, USL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2022.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2022.

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

Ongoing Registration Fees and Other Offering Expenses

USL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2022 and 2021, USL incurred $37,350 and $37,350 respectively, in registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

USL is responsible for paying its portion of the directors’ and officers’ liability insurance for USL and the other Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USL and the other Related Public Funds. USL shares the fees and expenses on a pro rata basis with each other Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2022 are estimated to be a total of $49,000 for USL and, in the aggregate for USL and the other Related Public Funds, $1,258,000.

Licensing Fees

As discussed in Note 4 below, USL entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USL and the other Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2022 and 2021, USL incurred $5,564 and $7,845, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USL’s audit expenses and tax accounting and reporting requirements are paid by USL. These costs are estimated to be $200,000 for the year ending December 31, 2022. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

Custody, Transfer Agency and Fund Administration and Accounting Services Agreements

USCF engaged The Bank of New York Mellon, a New York corporation authorized to do a banking business (“BNY Mellon”), to provide USL and each of the other Related Public Funds with certain custodial, administrative and accounting, and transfer agency services, pursuant to the following agreements with BNY Mellon dated as of March 20, 2020 (together, the “BNY Mellon Agreements”), which were effective as of April 1, 2020: (i) a Custody Agreement; (ii) a Fund Administration and Accounting Agreement; and (iii) a Transfer Agency and Service Agreement. USCF pays the fees of BNY Mellon for its services under the BNY Mellon Agreements and such fees are determined by the parties from time to time.

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

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Total commissions accrued to brokers	$4,516	$7,832
Total commissions as annualized percentage of average total net assets	0.01%	0.01%
Commissions accrued as a result of rebalancing	$3,075	$5,548
Percentage of commissions accrued as a result of rebalancing	68.09%	70.84%
Commissions accrued as a result of creation and redemption activity	$1,441	$2,284
Percentage of commissions accrued as a result of creation and redemption activity	31.91%	29.16%

The decrease in total commissions accrued to brokers for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was due primarily to a lower number of crude oil futures contracts being held and traded.

NYMEX Licensing Agreement

USL and the NYMEX entered into a licensing agreement on April 10, 2006, as amended on October 20, 2011, whereby USL was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, USL and the other Related Public Funds, other than BNO, USCI and CPER, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3. USL expressly disclaims any association with the NYMEX or endorsement of USL by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

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

Significant market volatility has recently occurred in the crude oil markets and the crude oil futures markets. Such volatility is attributable in part to the COVID-19 pandemic, related supply chain disruptions, war, including the war between Russia and the Ukraine, and continuing disputes among natural gas-producing countries. These and other events could cause continuing or increased volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by USL and the impact of which could limit USL’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contracts. In such a circumstance, USL could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Oil Futures Contracts and/or Other Oil-Related Investments.

All of the futures contracts held by USL through March 31, 2022 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USL’s cash in money market funds that seek to maintain a stable per share NAV. USL is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2022 and December 31, 2021, USL held investments in money market funds in the amounts of $105,250,000 and $91,796,000, respectively. USL also holds cash deposits with its custodian. As of March 31, 2022 and December 31, 2021, USL held cash deposits and investments in Treasuries in the amounts of $30,031,492 and $37,767,728 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should USL’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2022 and 2021 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$27.81	$17.23
Total income (loss)	9.25	3.70
Total expenses	(0.07)	(0.04)
Net increase (decrease) in net asset value	9.18	3.66
Net asset value, end of period	$36.99	$20.89

Total Return	33.01%	21.24%

Ratios to Average Net Assets
Total income (loss)	28.35%	19.75%
Management fees#	0.60%	0.60%
Total expenses excluding management fees#	0.30%	0.25%
Net income (loss)	28.12%	19.54%

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

The following table summarizes the valuation of USL’s securities at March 31, 2022 using the fair value hierarchy:

At March 31, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$105,250,000	$105,250,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	34,328,450	34,328,450	—	—

The following table summarizes the valuation of USL’s securities at December 31, 2021 using the fair value hierarchy:

At December 31, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$91,796,000	$91,796,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	19,648,030	19,648,030	—	—

Effective January 1, 2009, USL adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed Statements of	Fair Value at	Fair Value at
	Financial	March 31,	December 31,
Derivatives not Accounted for as Hedging Instruments	Condition Location	2022	2021
Futures – Commodity Contracts	Assets	$34,328,450	$19,648,030

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2022		March 31, 2021
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
Accounted for	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures – Commodity Contracts	Realized gain (loss) on closed positions	$27,944,910		$33,524,450

	Change in unrealized gain (loss) on open positions		$14,680,420		$8,340,980

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

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause USL’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. USL believes these factors include, but are not limited to, the following: changes in inflation in the United States, movements in U.S. and foreign currencies, market volatility in the crude oil markets and futures markets, in part attributable to the COVID-19 pandemic in February 2020 and Russia’s invasion of Ukraine in February 2022. Forward-looking statements, which involve assumptions and describe USL’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and USL cannot assure investors that the projections included in these forward-looking statements will come to pass. USL’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

Regulatory Disclosure

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. Below are certain key regulatory requirements that are, or may be, relevant to USL. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, Financial Industry Regulatory Authority (“FINRA”), CFTC, NFA, the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some examples of how new rules and regulations could impact USL are discussed in “Item 1. Business” in this quarterly report on Form 10-Q.

Exchange Accountability Levels, Position Limits and Price Fluctuation Limits. Designated contract markets (“DCMs”), such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by USL is not) may hold, own or control. These levels and position limits apply to the futures contracts that USL invests in to meet its investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures also set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the Benchmark Oil Futures Contracts and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contracts is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, ICE Futures maintains accountability levels, position limits and monitoring authority for its futures contracts for light, sweet crude oil. If USL and the other Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USL and the other Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USL could be ordered to reduce its net futures contracts back to the accountability level.

NYMEX’s current accountability levels for any one month in the Benchmark Oil Futures Contract is 10,000 contracts, and an accountability level for all months of 20,000 net futures contracts for light sweet crude oil, do apply. As of March 31, 2022, USL held 1,547 futures contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures. For the three months ended March 31, 2022, USL did not exceed the accountability levels imposed by the NYMEX or ICE Futures, however, the aggregated total of certain of the other Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and USL did not reduce the number of Oil Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USL will run up against such position limits because USL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during a one day each month. The foregoing accountability levels and position limits are subject to change. For the three months ended March 31, 2022, USL did not exceed any position limits.

Federal Position Limits

In October 2020, the CFTC adopted a rule to establish federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts (the “Position Limits Rule”). The limits for futures contracts are currently in effect; the limits for economically equivalent swaps will become effective in 2023.

Certain of the Benchmark Oil Futures Contracts are subject to position limits under the Position Limits Rule, and USL’s trading does not qualify for an exemption therefrom. Accordingly, the Position Limits Rule could negatively impact the ability of USL to meet its investment objective by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of USL in particular amounts and types of its permitted investments.

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

Margin for OTC Swaps

Rules put in place by U.S. federal banking regulators, the CFTC and the SEC require the daily exchange of variation margin and initial margin for swaps between swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (“Swap Entities”) and swaps between Swap Entities and their counterparties that are “financial end-users” (such rules, the “Margin Rules”). The Margin Rules require Swap Entities to exchange variation margin with all of their counterparties who are financial end-users. The minimum variation margin amount is the daily mark-to-market change in the value of the swap, taking into account the amount of variation margin previously posted or collected. Swap Entities are required to exchange initial margin with their financial end-users who have “material swaps exposure” (i.e., an average daily aggregate notional of $8 billion or more in non-cleared swaps calculated in accordance with the Margin Rules). The Margin Rules specify the types of collateral that may be posted or collected as initial margin or variation margin (generally cash, certain government, government-sponsored enterprise securities, certain liquid debt, certain equity securities, certain eligible publicly traded debt, and gold) and sets forth haircuts for certain collateral asset classes.

USL is not a Swap Entity under the Margin Rules, but it is a financial end-user. Accordingly, USL will be subject to the variation margin requirements of the Margin Rules for any swaps that it enters into. However, USL does not have material swaps exposure and, accordingly, USL will not be subject to the initial margin requirements of the Margin Rules.

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

In a rising rate environment, USL may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss.

When interest rates rise, the value of fixed income securities typically falls. In a rising interest rate environment, USL may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments. The risk to USL of rising interest rates may be greater in the future due to the end of a long period of historically low rates and the effect of potential monetary policy initiatives and resulting market reaction to those initiatives. When interest rates fall, USL may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasury Bill or money market security at a lower interest rate.

USL may potentially lose money on its holdings of money market funds.

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

Price Movements

Crude oil futures prices were volatile during the three months ended March 31, 2022. The average price of the Benchmark Oil Futures Contracts started the period at $72.40 per barrel. The high of the period was on March 8, 2022 when the average price reached $104.71 per barrel. The average low for the period was on December 31, 2021, which was $72.40 per barrel. The period ended with the average price of the Benchmark Oil Futures Contracts at $92.11 per barrel, an increase of approximately 27.22% over the period. USL’s per share NAV began the period at $27.81 and ended the period at $36.99 on March 31, 2022, an increase of approximately 33.01% over the period. The average Benchmark Oil Futures Contracts prices listed above began with the February 2022 to January 2023 contracts and ended with the May 2022 to April 2023 contracts. An increase of approximately 27.22% on the average price of the Benchmark Oil Futures Contracts listed above is a hypothetical return only and would not actually be realized by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USL seeks to track, which are more fully described below in the section titled “Tracking USL’s Benchmark.”

During the three months ended March 31, 2022, the crude oil futures market alternated between states of contango and backwardation. On days when the market was in contango the price of the near month crude Oil Futures Contract is lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market is in backwardation, the price of the near month crude Oil Futures Contract is higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

As of March 31, 2022, USL had issued 52,100,000 shares, 3,850,000 of which were outstanding. As of March 31, 2022, there were 258,900,000 shares registered but not yet issued. USL has registered 311,000,000 shares since inception.

More shares may have been issued by USL than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by USL cannot be resold by USL. As a result, USL contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2022, USL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company, Inc., RBC Capital Markets LLC, SG Americas Securities LLC, and Virtu Americas LLC.

For the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

	Three	Three
	months ended	months ended
	March 31, 2022	March 31, 2021
Average daily total net assets	$150,466,241	$212,108,221
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$22,729	$17,092
Annualized yield based on average daily total net assets	0.06%	0.03%
Management fee	$222,608	$313,804
Total fees and other expenses excluding management fees	$110,388	$132,173
Fees and expenses related to the registration or offering of additional shares	$37,350	$37,350
Total commissions accrued to brokers	$4,516	$7,832
Total commissions as annualized percentage of average total net assets	0.01%	0.01%
Commissions accrued as a result of rebalancing	$3,075	$5,548
Percentage of commissions accrued as a result of rebalancing	68.09%	70.84%
Commissions accrued as a result of creation and redemption activity	$1,441	$2,284
Percentage of commissions accrued as a result of creation and redemption activity	31.91%	29.16%

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

Average interest rates earned on short-term investments held by USL, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. As a result, the amount of income earned by USL as a percentage of average daily total net assets was higher during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was due primarily to a decrease in professional fees and lower brokerage commissions.

The decrease in total commissions accrued to brokers for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was due primarily to a lower number of Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended March 31, 2022, the average daily change in the Benchmark Oil Futures Contracts was 0.479%, while the average daily change in the per share NAV of USL over the same time period was 0.475%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1)%, meaning that over this time period USL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USL’s shares to the public on December 6, 2007 to March 31, 2022, the average daily change in the Benchmark Oil Futures Contracts was 0.016%, while the average daily change in the per share NAV of USL over the same time period was 0.015%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1)%, meaning that over this time period USL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two graphs demonstrate the correlation between the changes in USL’s NAV and the changes in the Benchmark Oil Futures Contracts. The first graph exhibits the daily changes in the last 30-valuation days ended March 31, 2022. The second graph measures monthly changes since March 31, 2017 through March 31, 2022.

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

For the three months ended March 31, 2022, the actual total return of USL as measured by changes in its per share NAV was 33.01%. This is based on an initial per share NAV of $27.81 as of December 31, 2021 and an ending per share NAV as of March 31, 2022 of $36.99. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $37.07 as of March 31, 2022, for a total return over the relevant time period of 33.30%. The difference between the actual per share NAV total return of USL of 33.01% and the expected total return based on the Benchmark Oil Futures Contracts of 33.30% was a difference over the time period of (0.29)%, which is to say that USL’s actual total return underperformed its benchmark by that percentage. USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USL to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contracts.

By comparison, for the three months ended March 31, 2021, the actual total return of USL as measured by changes in its per share NAV was 21.24%. This was based on an initial per share NAV of $17.23 as of December 31, 2020 and an ending per share NAV as of March 31, 2021 of $20.89. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $20.93 as of March 31, 2021, for a total return over the relevant time period of 21.47%. The difference between the actual per share NAV total return of USL of 21.24% and the expected total return based on the Benchmark Oil Futures Contracts of 21.47% was a difference over the time period of (0.23)%, which is to say that USL’s actual total return underperformed its benchmark by that percentage. USL incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USL to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contracts.

There are currently three factors that have impacted or are most likely to impact USL’s ability to accurately track its Benchmark Oil Futures Contracts.

First, USL may buy or sell its holdings in the then current Benchmark Oil Futures Contracts at a price other than the closing settlement price of that contract on the day during which USL executes the trade. In that case, USL may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contracts, which could cause the changes in the daily per share NAV of USL to either be too high or too low relative to the daily changes in the average price of the Benchmark Oil Futures Contracts. During the three months ended March 31, 2022, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USL’s attempt to track the Benchmark Oil Futures Contracts.

Second, USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USL to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contracts. At the same time, USL earns dividend and interest income on its cash, cash equivalents and Treasuries. USL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2022. Interest payments, and any other income, were retained within the portfolio and added to USL’s NAV. When this income exceeds the level of USL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USL will realize a net yield that will tend to cause daily changes in the per share NAV of USL to track slightly higher than daily changes in the average of the prices of the Benchmark Oil Futures Contracts. If short-term interest rates rise above these current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contracts. USCF anticipates that interest rates may rise over the near future from historical lows. It is anticipated that fees and expenses paid by USL may continue to be higher than interest earned by USL. As such, USCF anticipates that USL could possibly underperform its benchmark so long as interest earned is less than fees and expenses paid by USL.

Third, USL may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contracts’ total return movements. In that case, the error in tracking the Benchmark Oil Futures Contracts could result in daily changes in the per share NAV of USL that are either too high, or too low, relative to the daily changes in the average price of the Benchmark Oil Futures Contracts. During the three months ended March 31, 2022, USL did not hold any Other Oil-Related Investments. If USL increases in size, and due to its obligations to comply with market conditions and regulatory limits, USL may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An investment in a portfolio that owned only the near month crude oil futures contract would likely produce a different result than an investment in a portfolio that owned an equal number of each of the near 12 months of crude oil futures contracts. Generally speaking, when the crude oil futures market is in backwardation, a portfolio of only the near month crude oil futures contract may tend to have a higher total return than a portfolio of 12 months of the crude oil futures contract. Conversely, if the crude oil futures market was in contango, the portfolio containing only 12 months of crude oil futures contracts may tend to outperform the portfolio holding only the near month crude oil futures contract.

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

In March 2020, contango dramatically increased and reached historic levels during the economic crisis arising from the COVID-19 pandemic, related supply chain disruptions and ongoing disputes among oil producing countries. This level of contango was due to significant market volatility that occurred in crude oil markets as well as oil futures markets. Crude oil prices collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. Eventually, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. The supply cut along with the partial reopening of economies during the third quarter of 2020 reduced some of the unprecedented volatility oil markets experienced in the spring of 2020. Likewise, contango returned to moderate levels in May 2020. During the three months ended March 31, 2022, the crude oil futures market was primarily in a state of backwardation as measured by the difference between the front month and the second month contract.

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

Crude Oil Market. During the three months ended March 31, 2022, the average price of the Benchmark Oil Futures Contracts traded in a range between $72.40 to $104.71. The average price of the Benchmark Oil Futures Contracts increased 27.22% from the end of 2021 through March 31, 2022 finishing the quarter at $92.11.

The simultaneous demand and supply shocks from the COVID-19 pandemic and Saudi-Russia price war precipitated unparalleled risk and volatility in crude oil markets during the first half of 2020. Global demand for crude oil plummeted by as much as 30% in the spring of 2020 as workers around the world stopped driving, airlines cut flight schedules, and companies suspended operations. Meanwhile, U.S. crude oil supply reached 13 million barrels per day (mbd), capping a period of almost continuous growth since 2016. To offset the seemingly unstoppable U.S. production juggernaut, OPEC+ (a loose coalition between OPEC and non-member nations such as Russia and Mexico) had maintained an uneasy series of agreements to curtail their crude oil output in order to support crude oil prices. However, in early March of 2020, Russia refused Saudi Arabia’s proposal to extend cuts in response to the COVID-19 demand shock. The kingdom retaliated with a massive production increase, launching an all-out price war in the middle of a pandemic. Although the members of OPEC+ reached a record-shattering agreement in mid-April of 2020, the implementation of new supply cuts came too late to prevent crude oil prices from plummeting to historic lows, culminating in a drop into negative territory for the May WTI crude oil futures contract on April 20, 2020.]*

*USCF to confirm

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

As economies reopened and OPEC+ supply cuts were absorbed by the market, WTI crude oil prices rose from all-time lows in the spring of 2020 to an average of $68.00 per barrel during calendar year 2021. WTI crude oil inventories in the United States fell from a modern record of 541 mb in June 2020 to 418 mb by the end of the fourth quarter of 2021. Crude oil production in the United States fell below 10 mbd twice in 2020 and once in early 2021 after peaking at 13.1 mbd in March of 2020. U.S. production rose to 11.8 mbd by December 31, 2021. Similarly, OPEC production declined from over 30 mbd pre-COVID-19 to a pandemic low of 22.5 mbd before gradually recovering to 28.1 mbd by December 31, 2021. During the first quarter of 2022, U.S. production fell slightly to 11.7 mbd while OPEC production increased to 28.6 mbd. It is uncertain how quickly OPEC, Russia, or the U.S. can or will return to pre-pandemic 2019 production levels, however, the demand for crude is rising and the balance between the supply and demand has become increasingly tight. U.S. vehicle miles traveled and jet fuel use have nearly recovered to pre-pandemic levels. The ongoing demand recovery for crude oil during a time when supply is lower has resulted in higher prices. Supply constraints, worker shortages, infrastructure and manufacturing energy usage, and geopolitical tensions, all suggest potential further upside for crude oil.

The bullish fundamentals for crude oil described above were already in place when Russia invaded Ukraine in February of 2022, causing the United States and other countries and certain international organizations to impose broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities, and corporations as a response. As a result of these sanctions, Russian barrels of oil that were intended for export have been left stranded, which is exacerbating an already limited supply situation. Russian oil producers have had to search for new buyers, while those countries and organizations that have imposed sanctions continue to search for additional sources of crude oil supply, including the 180 million barrels of crude oil that the U.S. announced would be released from the United States Strategic Petroleum Reserve. The war in Ukraine, sanctions, and the corresponding disruption in the supply of Russian oil, have resulted in significant volatility in the oil markets with WTI crude oil rising to over $123.70 per barrel on March 8, 2022, falling back to $95.04 per barrel on March 16, 2022, before rising and the falling again to end the first quarter of 2022 at $100.28 per barrel. The war in Ukraine and the potential for further supply disruptions and sanctions could lead to further volatility.

The bullish fundamentals that were already in place combined with the supply disruptions caused by war as well as sanctions imposed on Russia could result in additional increases in crude oil prices. However, if a resolution to the conflict were to occur, volatility could decrease and prices could decline somewhat in the short-term. Conversely, crude oil prices may be highly reactive to developments as global buyers and sellers of crude reposition their relationships. Finally, while the impact of the COVID-19 pandemic appears to have decreased, elevated risk remains in the oil markets until the current and future COVID-19 pandemic mitigation measures have fully subsided.

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

For the ten-year time period between March 31, 2012 and March 31, 2022, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis exhibited strong correlation with unleaded gasoline and diesel-heating oil, moderate correlation with the movements of large cap U.S. equities, U.S. government bonds and global equities and limited correlation with natural gas.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 10 Years
	Large Cap US	US Gov’t Bonds	Global Equities
Correlation Matrix 10 Years	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap US Equities (S&P 500)	1.000	0.894	0.995	0.705	0.697	0.570	0.658
US Gov’t Bonds (BEUSG4 Index)		1.000	0.893	0.535	0.596	0.560	0.515
Global Equities (FTSE World Index)			1.000	0.719	0.717	0.561	0.676
Unleaded Gasoline				1.000	0.812	0.425	0.842
Heating Oil					1.000	0.442	0.863
Natural Gas						1.000	0.355
Crude Oil							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one-year period ended March 31, 2022, movements of crude oil displayed strong correlation with unleaded gasoline, diesel-heating oil, large cap U.S. equities, U.S. Government bonds, global equities and natural gas.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 1 Year
	Large Cap US	US Gov’t Bonds	Global Equities
Correlation Matrix 1 Year	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap US Equities (S&P 500)	1.000	0.991	1.000	0.952	0.940	0.834	0.937
US Gov’t Bonds (BEUSG4 Index)		1.000	0.993	0.945	0.936	0.847	0.939
Global Equities (FTSE World Index)			1.000	0.956	0.945	0.837	0.943
Unleaded Gasoline				1.000	0.992	0.860	0.987
Heating Oil					1.000	0.895	0.983
Natural Gas						1.000	0.869
Crude Oil							1.000
Source: Bloomberg, NYMEX

Investors are cautioned that the historical price relationships between crude oil and various other energy commodities, as well as other investment asset classes, as measured by correlation may not be reliable predictors of future price movements and correlation results. The results pictured above would have been different if a different range of dates had been selected. USCF believes that crude oil has historically not demonstrated a strong correlation with equities or bonds over long periods of time. However, USCF also believes that in the future it is possible that crude oil could have long term correlation results that indicate prices of crude oil more closely track the movements of equities or bonds. In addition, USCF believes that, when measured over time periods shorter than ten years, there will always be some periods where the correlation of crude oil to equities and bonds will be either more strongly positively correlated or more strongly negatively correlated than the long-term historical results suggest.

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

USL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USL has allocated substantially all of its net assets to trading in Oil Interests. USL invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USL’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USL’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from USL’s investments in money market funds and Treasuries is paid to USL. During the three months ended March 31, 2022, USL’s expenses exceeded the income USL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2022, USL used other assets to pay expenses. To the extent expenses exceed income, USL’s NAV will be negatively impacted.

USL’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USL from promptly liquidating its positions in Oil Futures Contracts. During the three months ended March 31, 2022, USL did not purchase or liquidate any of its positions while daily limits were in effect; however, USL cannot predict whether such an event may occur in the future.

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

As of March 31, 2022, USL held cash deposits and investments in Treasuries and money market funds in the amount of $135,281,492 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USL’s custodian or the FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2022, USL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USL. While USL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USL’s financial position.

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

USCF pays the fees of the Marketing Agent as well as BNY Mellon’s fees for performing administrative, custodial, and transfer agency services. BNY Mellon’s fees for performing administrative services include those in connection with the preparation of USL’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and USL have also entered into a licensing agreement with the NYMEX pursuant to which USL and the other Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee to the NYMEX. USL also pays the fees and expenses associated with its tax accounting and reporting requirements.

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

As of March 31, 2022, USL’s portfolio held 1,547 Crude Oil Futures CL Contracts traded on the NYMEX. As of March 31, 2022, USL did not hold any Futures Contracts traded on the ICE Futures. For a list of USL’s current holdings, please see USL’s website at www.uscfinvestments.com.

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

During the three-month reporting period ended March 31, 2022, USL has limited its derivatives activities to Oil Futures Contracts EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, USL may be involved in legal proceedings arising primarily out of the ordinary course of business. In addition, USCF, as the general partner of USL and the other Related Public Funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described below, USL and USCF are not currently party to any material legal proceedings.

Optimum Strategies Action

On April 6, 2022, USO and USCF were named as defendants in an action filed by Optimum Strategies Fund I, LP, a purported investor in call option contracts on USO (the “Optimum Strategies Action”). The action is pending in the U.S. District Court for the District of Connecticut at Civil Action No. 3:22-cv-00511.

The Optimum Strategies Action asserts claims under the Securities Exchange Act of 1934, as amended (the “1934 Act”), Rule 10b-5 thereunder, and the Connecticut Uniform Securities Act. It purports to challenge statements in registration statements that became effective in February 2020, March 2020, and on April 20, 2020, as well as public statements between February 2020 and May 2020, in connection with certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks damages, interest, costs, attorney’s fees, and equitable relief.

USCF and USO intend to vigorously contest such claims.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in USL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on February 25, 2022 (the “Form 10-K”) except for the following:

Price volatility may possibly cause the total loss of your investment.

Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in USL.

Significant market volatility has recently occurred in the light, sweet crude oil markets and the oil futures markets. Such volatility is attributable in part to the COVID-19 pandemic, related supply chain disruptions, war, including the war between Russia and Ukraine, and continuing disputes among oil-producing countries. These and other events could cause continuing or increased volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by USL and the impact of which could limit USL’s ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contract. In such a circumstance, USL could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Oil Futures Contracts and/or Other Oil-Related Investments.

Russia’s invasion of Ukraine, and sanctions brought by the United States and other countries against Russia and others, have caused disruptions in many business sectors, resulting in significant market disruptions that may lead to increased volatility in the price of certain commodities, including oil and natural gas, as well as volatility in USL’s NAV or share price.

On February 24, 2022, Russia launched a large-scale invasion of Ukraine. The extent and duration of the military action, and resulting sanctions, and future market or supply disruptions in the region, are impossible to predict, but could be significant and may have a severe adverse effect on the region.

The United States and other countries and certain international organizations have imposed broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response to Russia’s invasion of Ukraine. On March 8, 2022, the United States announced that it would ban imports of oil, natural gas and coal from Russia. Among other things, the extent and duration of the military action, the responses of countries and political bodies to Russia’s actions, including sanctions, future market or supply disruptions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the markets for commodities including the price of energy, including energy futures, and the NAV or share price of USL.

A resolution to the war in Ukraine also could impact the markets for certain commodities, such as oil and natural gas, and may have collateral impacts, including increased volatility, and cause disruptions to availability of certain commodities, commodity and futures prices and the supply chain globally. The longer-term impact on commodities and futures prices, including the spot price of oil and the price of the Benchmark Oil Futures Contracts is difficult to predict and depends on a number of factors that may have a negative impact on USL in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	USL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USL redeemed 22 baskets (comprising 1,100,000 shares) during the first quarter of the year ending December 31, 2022. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2022:

Issuer Purchases of Equity Securities

	Total Number of	Average Price Per
Period	Shares Redeemed	Share
1/1/22 to 1/31/22	400,000	$30.79
2/1/22 to 2/28/22	150,000	$33.55
3/1/22 to 3/31/22	550,000	$36.74
Total	1,100,000

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

United States 12 Month Oil Fund, LP (Registrant)

By: United States Commodity Funds LLC, its general partner

By:	/s/ John P. Love
John P. Love
President and Chief Executive Officer
(Principal executive officer)

Date:	May 6, 2022

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date:	May 6, 2022