Form 10-Q
period 2022-06-30
United States 12 Month Oil Fund, LP
filed 2022-08-05
CIK 1405528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2022.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33859

United States 12 Month Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431897
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 3,100,000 outstanding shares as of July 22, 2022.

United States 12 Month Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Financial Condition

At June 30, 2022 (Unaudited) and December 31, 2021

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents (at cost $63,713,161 and $99,549,427, respectively) (Notes 2 and 5)	$63,713,161	$99,549,427
Equity in trading accounts:
Cash and cash equivalents (at cost $56,558,205 and $30,014,301, respectively)	56,558,205	30,014,301
Unrealized gain (loss) on open commodity futures contracts	22,893,340	19,648,030
Dividends receivable	57,768	1,869
Interest receivable	2,465	2,804
Prepaid license fees	2,104	—
Prepaid insurance*	26,460	9,309
Total Assets	$143,253,503	$149,225,740

Liabilities and Partners’ Capital
Payable due to Broker	$6,673,452	$11,205,326
General Partner management fees payable (Note 3)	72,043	67,706
Professional fees payable	108,535	172,680
Brokerage commissions payable	12,602	12,602
Directors’ fees payable*	2,071	2,427
License fees payable	—	4,329
Registration fees payable	171,183	96,068
Total Liabilities	7,039,886	11,561,138

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	136,213,617	137,664,602
Total Partners’ Capital	136,213,617	137,664,602

Total Liabilities and Partners’ Capital	$143,253,503	$149,225,740

Limited Partners' shares outstanding	3,450,000	4,950,000
Net asset value per share	$39.48	$27.81
Market value per share	$39.56	$27.93

*Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2022

			Fair Value/
			Unrealized Gain
			(Loss) on Open	% of
	Notional	Number of	Commodity	Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts – Long
United States Contracts
NYMEX WTI Crude Oil Futures August 2022 contracts, expiring July 2022	$8,341,790	120	$4,349,410	3.19
NYMEX WTI Crude Oil Futures September 2022 contracts, expiring August 2022	8,118,810	120	4,253,190	3.12
NYMEX WTI Crude Oil Futures October 2022 contracts, expiring September 2022	8,197,710	120	3,834,690	2.82
NYMEX WTI Crude Oil Futures November 2022 contracts, expiring October 2022	8,776,100	120	2,953,900	2.17
NYMEX WTI Crude Oil Futures December 2022 contracts, expiring November 2022	8,934,930	120	2,532,270	1.86
NYMEX WTI Crude Oil Futures January 2023 contracts, expiring December 2022	8,281,120	120	2,959,280	2.17
NYMEX WTI Crude Oil Futures February 2023 contracts, expiring January 2023	8,939,900	121	2,198,150	1.61
NYMEX WTI Crude Oil Futures March 2023 contracts, expiring February 2023	9,556,970	121	1,415,310	1.04
NYMEX WTI Crude Oil Futures April 2023 contracts, expiring March 2023	11,030,190	121	(198,270)	(0.14)
NYMEX WTI Crude Oil Futures May 2023 contracts, expiring April 2023	10,619,140	121	90,570	0.07
NYMEX WTI Crude Oil Futures June 2023 contracts, expiring May 2023	10,940,380	121	(338,360)	(0.25)
NYMEX WTI Crude Oil Futures July 2023 contracts, expiring June 2023	11,571,600	120	(1,156,800)	(0.85)
Total Open Futures Contracts*	$113,308,640	1,445	$22,893,340	16.81

	Shares/Principal		% of Partners'
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 1.41%#	44,400,000	$44,400,000	32.59
Goldman Sachs Financial Square Government Fund - Institutional Shares, 1.36%#	500,000	500,000	0.37
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 1.38%#	18,725,000	18,725,000	13.75
Total United States Money Market Funds		$63,625,000	46.71

#Reflects the 7-day yield at June 30, 2022.

*Collateral amounted to $56,558,205 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2022 and 2021

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$20,726,710	$34,289,110	$48,671,620	$67,813,560
Change in unrealized gain (loss) on open commodity futures contracts	(11,435,110)	6,735,360	3,245,310	15,076,340
Dividend income	110,871	9,724	125,723	16,155
Interest income*	34,868	3,095	42,745	13,756
ETF transaction fees	2,100	4,550	5,600	8,400
Total Income (Loss)	$9,439,439	$41,041,839	$52,090,998	$82,928,211

Expenses
General Partner management fees (Note 3)	$214,677	$297,747	$437,285	$611,551
Professional fees	49,063	104,213	99,179	177,829
Brokerage commissions	3,889	7,974	8,405	15,806
Directors' fees and insurance	11,371	13,800	24,213	19,330
License fees	5,367	7,444	10,931	15,289
Registration fees	37,765	37,765	75,115	75,115
Total Expenses	$322,132	$468,943	$655,128	$914,920
Net Income (Loss)	$9,117,307	$40,572,896	$51,435,870	$82,013,291
Net Income (Loss) per limited partner share	$2.49	$4.72	$11.67	$8.38
Net Income (Loss) per weighted average limited partner share	$2.56	$4.74	$12.76	$8.57
Weighted average limited partner shares outstanding	3,560,989	8,566,667	4,030,387	9,571,823

*Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three and six months ended June 30, 2022 and 2021

	Limited Partners*
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,2022	June 30,2021	June 30,2022	June 30,2021
Balances at beginning of period	$142,430,450	$198,415,295	$137,664,602	$196,454,541
Addition of 50,000, –,50,000 and – partnership shares, respectively	2,178,358	—	2,178,358	—
Redemption of (450,000), (2,150,000), (1,550,000) and (4,050,000) partnership shares, respectively	(17,512,498)	(50,784,100)	(55,065,213)	(90,263,741)
Net income (loss)	9,117,307	40,572,896	51,435,870	82,013,291

Balances at end of period	$136,213,617	$188,204,091	$136,213,617	$188,204,091

*General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2022 and 2021

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$51,435,870	$82,013,291
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(3,245,310)	(15,076,340)
(Increase) decrease in dividends receivable	(55,899)	(2,932)
(Increase) decrease in interest receivable	339	6,600
(Increase) decrease in prepaid license fees	(2,104)	—
(Increase) decrease in prepaid insurance*	(17,151)	(28,995)
(Increase) decrease in prepaid registration fees	—	55,407
Increase (decrease) in payable due to Broker	(4,531,874)	15,833,693
Increase (decrease) in General Partner management fees payable	4,337	(8,147)
Increase (decrease) in professional fees payable	(64,145)	(262)
Increase (decrease) in directors' fees payable*	(356)	255
Increase (decrease) in license fees payable	(4,329)	(565)
Increase (decrease) in registration fees payable	75,115	19,708
Net cash provided by (used in) operating activities	43,594,493	82,811,713

Cash Flows from Financing Activities:
Addition of partnership shares	2,178,358	—
Redemption of partnership shares	(55,065,213)	(91,124,330)
Net cash provided by (used in) financing activities	(52,886,855)	(91,124,330)

Net Increase (Decrease) in Cash and Cash Equivalents	(9,292,362)	(8,312,617)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	129,563,728	182,551,168
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$120,271,366	$174,238,551

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$63,713,161	$144,238,551
Equity in Trading Accounts:
Cash and cash equivalents	56,558,205	30,000,000
Total Cash, Cash Equivalents and Equity in Trading Accounts	$120,271,366	$174,238,551

*Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended June 30, 2022

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

As of June 30, 2022, USL held 1,445 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures.

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

On December 4, 2007, USL initially registered 11,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On December 6, 2007, USL listed its shares on the AMEX under the ticker symbol “USL” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USL established its initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. USL also commenced investment operations on December 6, 2007, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of June 30, 2022, USL had registered a total of 311,000,000 shares.

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

In accordance with U.S. GAAP, USL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USL files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USL is not subject to income tax return examinations by major taxing authorities for years before 2018. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USL recording a tax liability that reduces net assets. However, USL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2022.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2022.

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

Ongoing Registration Fees and Other Offering Expenses

USL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2022 and 2021, USL incurred $75,115 and $75,115, respectively, in registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, USL entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USL and the other Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2022 and 2021, USL incurred $10,931 and $15,289, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USL’s audit expenses and tax accounting and reporting requirements are paid by USL. These costs are estimated to be $275,000 for the year ending December 31, 2022. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

Brokerage and Futures Commission Merchant Agreements

USL entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as USL’s FCM effective October 10, 2013. USL has engaged each of RCG Division of Marex Spectron (“RCG”), E D & F Man Capital Markets Inc. (“MCM”) and Macquarie Futures USA LLC (“MFUSA”) to serve as additional FCMs to USL effective on May 28, 2020, June 5, 2020, and December 3, 2020, respectively. The agreements with USL’s FCMs require the FCMs to provide services to USL in connection with the purchase and sale of Oil Futures Contracts and Other Oil-Related Investments that may be purchased and sold by or through the applicable FCM for USL’s account. In accordance with the FCM agreements, USL pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Oil Futures Contracts and options on Oil Futures Contracts. Such fees include those incurred when purchasing Oil Futures Contracts and options on Oil Futures Contracts when USL issues shares as a result of a Creation Basket, as well as fees incurred when selling Oil Futures Contracts and options on Oil Futures Contracts when USL redeems shares as a result of a Redemption Basket. Such fees are also incurred when Oil Futures Contracts and options on Oil Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. USL also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Total commissions accrued to brokers	$8,405	$15,806
Total commissions as annualized percentage of average total net assets	0.01%	0.02%
Commissions accrued as a result of rebalancing	$6,283	$10,913
Percentage of commissions accrued as a result of rebalancing	74.75%	69.04%
Commissions accrued as a result of creation and redemption activity	$2,122	$4,893
Percentage of commissions accrued as a result of creation and redemption activity	25.25%	30.96%

The decrease in total commissions accrued to brokers for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was due primarily to a lower number of crude oil futures contracts being held and traded.

NYMEX Licensing Agreement

USL and the NYMEX entered into a licensing agreement on April 10, 2006, as amended on October 20, 2011, whereby USL was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, USL and the other Related Public Funds, other than BNO, USCI, and CPER, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3. USL expressly disclaims any association with the NYMEX or endorsement of USL by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

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

All of the futures contracts held by USL through June 30, 2022 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USL’s cash in money market funds that seek to maintain a stable per share NAV. USL is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2022 and December 31, 2021, USL held investments in money market funds in the amounts of $63,625,000 and $91,796,000, respectively. USL also holds cash deposits with its custodian. As of June 30, 2022 and December 31, 2021, USL held cash deposits and investments in Treasuries in the amounts of $56,646,366 and $37,767,728 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should USL’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and six months ended June 30, 2022 and 2021 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$36.99	$20.89	$27.81	$17.23
Total income (loss)	2.58	4.77	11.83	8.48
Total expenses	(0.09)	(0.05)	(0.16)	(0.10)
Net increase (decrease) in net asset value	2.49	4.72	11.67	8.38
Net asset value, end of period	$39.48	$25.61	$39.48	$25.61

Total Return	6.73%	22.59%	41.96%	48.64%

Ratios to Average Net Assets
Total income (loss)	6.58%	20.62%	35.44%	40.35%
Management fees#	0.60%	0.60%	0.60%	0.60%
Total expenses excluding management fees#	0.30%	0.34%	0.30%	0.30%
Net income (loss)	6.35%	20.38%	35.00%	39.90%

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

The following table summarizes the valuation of USL’s securities at June 30, 2022 using the fair value hierarchy:

At June 30, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$63,625,000	$63,625,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	22,893,340	22,893,340	—	—

The following table summarizes the valuation of USL’s securities at December 31, 2021 using the fair value hierarchy:

At December 31, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$91,796,000	$91,796,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	$19,648,030	$19,648,030	$—	$—

Effective January 1, 2009, USL adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed Statements of	Fair Value at	Fair Value at
	Financial	June 30,	December 31,
Derivatives not Accounted for as Hedging Instruments	Condition Location	2022	2021
Futures - Commodity Contracts	Assets	$22,893,340	$19,648,030

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended		For the six months ended
		June 30, 2022		June 30, 2021
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
	Gain (Loss)	gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Derivatives not Accounted for as Hedging Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$48,671,620		$67,813,560

	Change in unrealized gain (loss) on open positions		$3,245,310		$15,076,340

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

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause USL’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. USL believes these factors include, but are not limited to, the following: changes in inflation in the United States, movements in U.S. and foreign currencies, market volatility in the crude oil markets and futures markets, in part attributable to the COVID-19 pandemic that began in February 2020 and Russia’s invasion of Ukraine in February 2022. Forward-looking statements, which involve assumptions and describe USL’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and USL cannot assure investors that the projections included in these forward-looking statements will come to pass. USL’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

NYMEX’s current accountability levels for any one month in the Benchmark Oil Futures Contract is 10,000 contracts, and an accountability level for all months of 20,000 net futures contracts for light sweet crude oil, do apply. As of June 30, 2022, USL held 1,445 futures contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures. For the six months ended June 30, 2022, USL did not exceed the accountability levels imposed by the NYMEX or ICE Futures, however, the aggregated total of certain of the other Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and USL did not reduce the number of Oil Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USL will run up against such position limits because USL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during a one day each month. The foregoing accountability levels and position limits are subject to change. For the six months ended June 30, 2022, USL did not exceed any position limits.

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

When interest rates rise, the value of fixed income securities typically falls. In a rising interest rate environment, USL may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments. The risk to USL of rising interest rates may be greater in the future due to the end of a long period of historically low rates, the effect of potential monetary policy initiatives, including actions taken by the U.S. Federal Reserve and other foreign equivalents to curb inflation, and resulting market reaction to those initiatives. When interest rates fall, USL may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasury Bill or money market security at a lower interest rate.

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

Price Movements

Crude oil futures prices were volatile during the six months ended June 30, 2022. The average price of the Benchmark Oil Futures Contracts started the period at $72.40 per barrel. The high of the period was on June 8, 2022 when the average price reached $107.78 per barrel. The average low for the period was on December 31, 2021, which was $72.40 per barrel. The period ended with the average price of the Benchmark Oil Futures Contracts at $94.27 per barrel, an increase of approximately 30.21% over the period. USL’s per share NAV began the period at $27.81 and ended the period at $39.48 on June 30, 2022, an increase of approximately 41.96% over the period. The average Benchmark Oil Futures Contracts prices listed above began with the February 2022 to January 2023 contracts and ended with the August 2022 to July 2023 contracts. The increase of approximately 30.21% on the average price of the Benchmark Oil Futures Contracts listed above is a hypothetical return only and would not actually be realized by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USL seeks to track, which are more fully described below in the section titled “Tracking USL’s Benchmark.”

During the six months ended June 30, 2022, the crude oil futures market alternated between states of contango and backwardation. On days when the market was in contango the price of the near month crude Oil Futures Contract is lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market is in backwardation, the price of the near month crude Oil Futures Contract is higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

As of June 30, 2022, USL had issued 52,150,000 shares, 3,450,000 of which were outstanding. As of June 30, 2022, there were 258,850,000 shares registered but not yet issued. USL has registered 311,000,000 shares since inception.

More shares may have been issued by USL than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by USL cannot be resold by USL. As a result, USL contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of June 30, 2022, USL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company, Inc., RBC Capital Markets LLC, SG Americas Securities LLC, and Virtu Financial Capital Markets.

For the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Average daily total net assets	$146,969,672	$205,539,820
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$168,468	$29,911
Annualized yield based on average daily total net assets	0.23%	0.03%
Management fee	$437,285	$611,551
Total fees and other expenses excluding management fees	$217,843	$303,369
Fees and expenses related to the registration or offering of additional shares	$75,115	$75,115
Total commissions accrued to brokers	$8,405	$15,806
Total commissions as annualized percentage of average total net assets	0.01%	0.02%
Commissions accrued as a result of rebalancing	$6,283	$10,913
Percentage of commissions accrued as a result of rebalancing	74.75%	69.04%
Commissions accrued as a result of creation and redemption activity	$2,122	$4,893
Percentage of commissions accrued as a result of creation and redemption activity	25.25%	30.96%

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

Average interest rates earned on short-term investments held by USL, including cash, cash equivalents and Treasuries, were higher during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. As a result, the amount of income earned by USL as a percentage of average daily total net assets was higher during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was due primarily to a decrease in professional fees and lower brokerage commissions.

The decrease in total commissions accrued to brokers for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was due primarily to a lower number of Oil Futures Contracts being held and traded.

For the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

	Three months ended	Three months ended
	June 30, 2022	June 30, 2021
Average daily total net assets	$143,511,527	$199,043,598
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$145,739	$12,819
Annualized yield based on average daily total net assets	0.41%	0.03%
Management fee	$214,677	$297,747
Total fees and other expenses excluding management fees	$107,455	$171,196
Fees and expenses related to the registration or offering of additional shares	$37,765	$37,765
Total commissions accrued to brokers	$3,889	$7,974
Total commissions as annualized percentage of average total net assets	0.01%	0.02%
Commissions accrued as a result of rebalancing	$3,208	$5,365
Percentage of commissions accrued as a result of rebalancing	82.49%	67.28%
Commissions accrued as a result of creation and redemption activity	$681	$2,609
Percentage of commissions accrued as a result of creation and redemption activity	17.51%	32.72%

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

Average interest rates earned on short-term investments held by USL, including cash, cash equivalents and Treasuries, were higher during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. As a result, the amount of income earned by USL as a percentage of average daily total net assets was higher during the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

The decrease in total fees and other expenses excluding management fees for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was due primarily to a decrease in professional fees and lower brokerage commissions.

The decrease in total commissions accrued to brokers for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was due primarily to a lower number of Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended June 30, 2022, the average daily change in the Benchmark Oil Futures Contracts was (0.034)%, while the average daily change in the per share NAV of USL over the same time period was (0.035)%. The average daily difference was

(0.001)% (or (0.1)% basis points, where 1 basis point equals 1/100 of 1)%, meaning that over this time period USL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USL’s shares to the public on December 6, 2007 to June 30, 2022, the average daily change in the Benchmark Oil Futures Contracts was 0.018%, while the average daily change in the per share NAV of USL over the same time period was 0.017%. The average daily difference was (0.001)% (or (0.1)% basis points, where 1 basis point equals 1/100 of 1)%, meaning that over this time period USL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two graphs demonstrate the correlation between the changes in USL’s NAV and the changes in the Benchmark Oil Futures Contracts. The first graph exhibits the daily changes in the last 30-valuation days ended June 30, 2022. The second graph measures monthly changes since June 30, 2017 through June 30, 2022.

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

For the six months ended June 30, 2022, the actual total return of USL as measured by changes in its per share NAV was 41.96%. This is based on an initial per share NAV of $27.81 as of December 31, 2021 and an ending per share NAV as of June 30, 2022 of $39.48. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $39.61 as of June 30, 2022, for a total return over the relevant time period of 42.43%. The difference between the actual per share NAV total return of USL of 41.96% and the expected total return based on the Benchmark Oil Futures Contracts of 42.43% was a difference over the time period of (0.47)%, which is to say that USL’s actual total return underperformed its benchmark by that percentage. USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USL to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contracts.

By comparison, for the six months ended June 30, 2021, the actual total return of USL as measured by changes in its per share NAV was 48.64%. This was based on an initial per share NAV of $17.23 as of December 31, 2020 and an ending per share NAV as of June 30, 2021 of $25.61. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $25.71 as of June 30, 2021, for a total return over the relevant time period of 49.22%. The difference between the actual per share NAV total return of USL of 48.64% and the expected total return based on the Benchmark Oil Futures Contracts of 49.22% was a difference over the time period of (0.58)%, which is to say that USL’s actual total return underperformed its benchmark by that percentage. USL incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USL to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contracts.

There are currently three factors that have impacted or are most likely to impact USL’s ability to accurately track its Benchmark Oil Futures Contracts.

First, USL may buy or sell its holdings in the then current Benchmark Oil Futures Contracts at a price other than the closing settlement price of that contract on the day during which USL executes the trade. In that case, USL may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contracts, which could cause the changes in the daily per share NAV of USL to either be too high or too low relative to the daily changes in the average price of the Benchmark Oil Futures Contracts. During the six months ended June 30, 2022, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USL’s attempt to track the Benchmark Oil Futures Contracts.

Second, USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USL to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contracts. At the same time, USL earns dividend and interest income on its cash, cash equivalents and Treasuries. USL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2022. Interest payments, and any other income, were retained within the portfolio and added to USL’s NAV. When this income exceeds the level of USL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USL will realize a net yield that will tend to cause daily changes in the per share NAV of USL to track slightly higher than daily changes in the average of the prices of the Benchmark Oil Futures Contracts. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contracts. USCF anticipates that interest rates may rise over the near future from historical lows. It is anticipated that fees and expenses paid by USL may continue to be higher than interest earned by USL. As such, USCF anticipates that USL could possibly underperform its benchmark so long as interest earned is less than fees and expenses paid by USL.

Third, USL may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contracts’ total return movements. In that case, the error in tracking the Benchmark Oil Futures Contracts could result in daily changes in the per share NAV of USL that are either too high, or too low, relative to the daily changes in the average price of the Benchmark Oil Futures Contracts. During the six months ended June 30, 2022, USL did not hold any Other Oil-Related Investments. If USL increases in size, and due to its obligations to comply with market conditions and regulatory limits, USL may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

In March 2020, contango dramatically increased and reached historic levels during the economic crisis arising from the COVID-19 pandemic, related supply chain disruptions and ongoing disputes among oil producing countries. This level of contango was due to significant market volatility that occurred in crude oil markets as well as oil futures markets. Crude oil prices collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. Eventually, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. The supply cut along with the partial reopening of economies during the third quarter of 2020 reduced some of the unprecedented volatility oil markets experienced in the spring of 2020. Likewise, contango returned to moderate levels in May 2020. During the six months ended June 30, 2022, the crude oil futures market was primarily in a state of backwardation as measured by the difference between the front month and the second month contract.

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

Crude Oil Market. During the six months ended June 30, 2022, the average price of the Benchmark Oil Futures Contracts traded in a range between $73.56 to $107.78. The average price of the Benchmark Oil Futures Contracts increased 28.15% from the end of 2021 through June 30, 2022 finishing the quarter at $94.27.

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

Bullish fundamentals for crude oil prices were in place when Russia invaded Ukraine in February of 2022, causing the United States and other countries and certain international organizations to impose broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response. As a result of these sanctions, Russian barrels of oil that were intended for export were left stranded, which exacerbated an already limited supply situation. Russian oil producers have had to search for new buyers, while those countries and organizations that have imposed sanctions continue to search for additional sources of crude oil supply, including the 180 million barrels of crude oil that the U.S. announced would be released from the United States Strategic Petroleum Reserve. The war in Ukraine, sanctions and the corresponding disruption in the supply of Russian oil, have resulted in significant volatility in the oil markets, particularly in early March when WTI crude oil briefly rose to over $123.70 per barrel on March 8, 2022 then fell back to $95.04 per barrel on March 16, 2022, before rising and the falling again to end the first quarter of 2022 at $100.28 per barrel. A bullish trend for crude oil emerged from mid-April through early June 2022 when WTI crude oil again topped $120 per barrel before, once again, giving up gains to end the quarter at $105.76.  The war in Ukraine and the potential for further supply disruptions and sanctions could lead to further volatility. However, if a resolution to the conflict were to occur, volatility could decrease and prices could decline somewhat in a short period of time. Conversely, crude oil prices may be highly reactive to developments as global buyers and sellers of crude reposition their relationships.

By June 2022, U.S. production rose to 12.1 mbd while OPEC production increased to 28.6 mbd. Despite a recovery in demand, the U.S., Russia, and OPEC have still not returned to pre-pandemic product levels, and the balance between the supply and demand has become increasingly tight. The ongoing demand recovery for crude oil during a time when supply is lower has resulted in higher prices. Supply constraints, worker shortages, infrastructure and manufacturing energy usage, the Russia-Ukraine war, and other geopolitical tensions, all suggest a bullish case for crude oil. Conversely, crude prices have fallen somewhat from the highs reached in mid-June on hopes that OPEC might be able to curtail some of the supply imbalance and concerns about growing growth.  Consumer responses to inflation, the end of the summer driving season, a strong dollar, and rising interest rates comprise other major factors that could lead to price declines in coming months.  Between competing bullish and bearish factors, crude could stay range bound or could exhibit significant movement up or down in the second half of 2022.

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

For the ten-year time period between June 30, 2012 and June 30, 2022, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis exhibited strong correlation with unleaded gasoline and diesel-heating oil, moderate correlation with the movements of large cap U.S. equities, U.S. government bonds and global equities and limited correlation with natural gas.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 10 Years

	Large Cap US Equities	US Gov’t Bonds	Global Equities	Unleaded	Heating	Natural	Crude
Correlation Matrix 10 Years	(S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	0.895	0.995	0.695	0.663	0.552	0.652
US Gov’t Bonds (BEUSG4 Index)		1.000	0.897	0.534	0.580	0.539	0.520
Global Equities (FTSE World Index)			1.000	0.711	0.683	0.546	0.670
Unleaded Gasoline				1.000	0.788	0.439	0.842
Heating Oil					1.000	0.453	0.840
Natural Gas						1.000	0.365
Crude Oil							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one-year period ended June 30, 2022, movements of crude oil displayed strong correlation with unleaded gasoline, diesel-heating oil, large cap U.S. equities, U.S. Government bonds, global equities and natural gas.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 1 Year

	Large Cap US Equities	US Gov’t Bonds	Global Equities	Unleaded	Heating	Natural	Crude
Correlation Matrix 1 Year	(S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	0.986	1.000	0.937	0.881	0.781	0.931
US Gov’t Bonds (BEUSG4 Index)		1.000	0.988	0.928	0.884	0.784	0.931
Global Equities (FTSE World Index)			1.000	0.943	0.888	0.788	0.938
Unleaded Gasoline				1.000	0.931	0.847	0.985
Heating Oil					1.000	0.862	0.937
Natural Gas						1.000	0.839
Crude Oil							1.000

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

USL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USL has allocated substantially all of its net assets to trading in Oil Interests. USL invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USL’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USL’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from USL’s investments in money market funds and Treasuries is paid to USL. During the six months ended June 30, 2022, USL’s expenses exceeded the income USL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2022, USL used other assets to pay expenses. To the extent expenses exceed income, USL’s NAV will be negatively impacted.

USL’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USL from promptly liquidating its positions in Oil Futures Contracts. During the six months ended June 30, 2022, USL did not purchase or liquidate any of its positions while daily limits were in effect; however, USL cannot predict whether such an event may occur in the future.

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

As of June 30, 2022, USL held cash deposits and investments in Treasuries and money market funds in the amount of $120,271,366 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USL’s custodian or the FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2022, USL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USL. While USL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USL’s financial position.

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

As of June 30, 2022, USL’s portfolio held 1,445 Crude Oil Futures CL Contracts traded on the NYMEX. As of June 30, 2022, USL did not hold any Futures Contracts traded on the ICE Futures. For a list of USL’s current holdings, please see USL’s website at www.uscfinvestments.com.

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

During the six-month reporting period ended June 30, 2022, USL has limited its derivatives activities to Oil Futures Contracts EFRP transactions.

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

Settlement of SEC and CFTC Investigations

On November 8, 2021, USCF and USO announced a resolution with each of the SEC and the CFTC relating to matters set forth in certain Wells Notices issued by the staffs of each of the SEC and CFTC as more fully described below. On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice stated that the SEC staff made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended (the “1933 Act”), and Section 10(b) of the 1934 Act, and Rule 10b-5 thereunder.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	USL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USL redeemed 9 baskets (comprising 450,000 shares) during the second quarter of the year ending December 31, 2022. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2022:

Issuer Purchases of Equity Securities

	Total Number of	Average Price Per
Period	Shares Redeemed	Share
4/1/22 to 4/30/22	300,000	$37.93
5/1/22 to 5/31/22	150,000	$40.89
6/1/22 to 6/30/22	—	$—
Total	450,000

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

United States 12 Month Oil Fund, LP (Registrant)

By: United States Commodity Funds LLC, its general partner

By:	/s/ John P. Love
John P. Love
President and Chief Executive Officer
(Principal executive officer)

Date:	August 5, 2022

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date:	August 5, 2022