Form 10-Q
period 2023-06-30
United States 12 Month Oil Fund, LP
filed 2023-08-04
CIK 1405528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2023.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33859

United States 12 Month Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431897
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 2,150,000 outstanding shares as of July 31, 2023.

United States 12 Month Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Financial Condition

At June 30, 2023 (Unaudited) and December 31, 2022

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents (at cost $32,621,720 and $21,025,033, respectively) (Notes 2 and 5)	$32,621,720	$21,025,033
Equity in trading accounts:
Cash and cash equivalents (at cost $45,434,147 and $69,049,486, respectively)	45,434,147	69,049,486
Unrealized gain (loss) on open commodity futures contracts	(4,597,000)	(3,133,690)
Dividends receivable	58,608	89,236
Interest receivable	213,453	180,448
Prepaid license fees	4,596	3,717
Prepaid insurance and Other*	20,321	8,077
ETF transaction fees receivable	—	350

Total Assets	$73,755,845	$87,222,657

Liabilities and Partners’ Capital
Payable for shares redeemed	$—	$3,545,150
General Partner management fees payable (Note 3)	36,463	45,709
Professional fees payable	141,257	308,982
Brokerage commissions payable	12,602	12,602
Directors’ fees payable*	1,443	1,882

Total Liabilities	191,765	3,914,325

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	73,564,080	83,308,332
Total Partners’ Capital	73,564,080	83,308,332

Total Liabilities and Partners’ Capital	$73,755,845	$87,222,657

Limited Partners’ shares outstanding	2,250,000	2,350,000
Net asset value per share	$32.70	$35.45
Market value per share	$32.62	$35.50

*Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2023

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL August 2023 contracts, expiring July 2023	$6,854,270	88	$(637,950)	(0.87)
NYMEX WTI Crude Oil Futures CL September 2023 contracts, expiring August 2023	7,033,160	88	(804,520)	(1.09)
NYMEX WTI Crude Oil Futures CL October 2023 contracts, expiring September 2023	6,832,100	88	(608,740)	(0.83)
NYMEX WTI Crude Oil Futures CL November 2023 contracts, expiring October 2023	6,717,870	88	(506,830)	(0.69)
NYMEX WTI Crude Oil Futures CL December 2023 contracts, expiring November 2023	6,728,950	87	(604,150)	(0.82)
NYMEX WTI Crude Oil Futures CL January 2024 contracts, expiring December 2023	6,361,640	87	(254,240)	(0.35)
NYMEX WTI Crude Oil Futures CL February 2024 contracts, expiring January 2024	6,375,330	88	(217,090)	(0.29)
NYMEX WTI Crude Oil Futures CL March 2024 contracts, expiring February 2024	6,451,340	88	(312,460)	(0.42)
NYMEX WTI Crude Oil Futures CL April 2024 contracts, expiring March 2024	6,441,420	88	(323,660)	(0.44)
NYMEX WTI Crude Oil Futures CL May 2024 contracts, expiring April 2024	6,403,040	87	(375,680)	(0.51)
NYMEX WTI Crude Oil Futures CL June 2024 contracts, expiring May 2024	6,010,100	87	(5,360)	(0.01)
NYMEX WTI Crude Oil Futures CL July 2024 contracts, expiring June 2024	5,994,560	88	53,680	0.07
Total Open Futures Contracts*	$78,203,780	1,052	$(4,597,000)	(6.25)

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 5.02%#	32,500,000	$32,500,000	44.18
Total United States Money Market Funds		$32,500,000	44.18

#Reflects the 7-day yield at June 30, 2023.

*Collateral amounted to $45,434,147 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2023 and 2022

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(3,488,820)	$20,726,710	$(5,574,270)	$48,671,620
Change in unrealized gain (loss) on open commodity futures contracts	768,530	(11,435,110)	(1,463,310)	3,245,310
Dividend income	183,889	110,871	367,796	125,723
Interest income*	661,021	34,868	1,249,120	42,745
ETF transaction fees	2,100	2,100	4,900	5,600
Total Income (Loss)	$(1,873,280)	$9,439,439	$(5,415,764)	$52,090,998

Expenses
General Partner management fees (Note 3)	$114,429	$214,677	$232,256	$437,285
Professional fees	12,664	49,063	24,864	99,179
Brokerage commissions	2,328	3,889	4,924	8,405
Directors’ fees and insurance	10,737	11,371	21,461	24,213
License fees	2,860	5,367	5,806	10,931
Registration fees	—	37,765	—	75,115
Total Expenses	$143,018	$322,132	$289,311	$655,128
Net Income (Loss)	$(2,016,298)	$9,117,307	$(5,705,075)	$51,435,870
Net Income (Loss) per limited partner share	$(1.07)	$2.49	$(2.75)	$11.67
Net Income (Loss) per weighted average limited partner share	$(0.88)	$2.56	$(2.46)	$12.76
Weighted average limited partner shares outstanding	2,295,604	3,560,989	2,319,337	4,030,387

*Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Changes in Partners’ Capital (Unaudited)

For the three and six months ended June 30, 2023 and 2022

	Limited Partners*
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Balances at beginning of period	$82,742,257	$142,430,450	$83,308,332	$137,664,602
Addition of 100,000, 50,000, 450,000 and 50,000 partnership shares, respectively	3,279,823	2,178,358	15,100,042	2,178,358
Redemption of (300,000), (450,000), (550,000) and (1,550,000) partnership shares, respectively	(10,441,702)	(17,512,498)	(19,139,219)	(55,065,213)
Net income (loss)	(2,016,298)	9,117,307	(5,705,075)	51,435,870

Balances at end of period	$73,564,080	$136,213,617	$73,564,080	$136,213,617

*General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2023 and 2022

	Six months ended	Six months ended
	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$(5,705,075)	$51,435,870
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	1,463,310	(3,245,310)
(Increase) decrease in dividends receivable	30,628	(55,899)
(Increase) decrease in interest receivable	(33,005)	339
(Increase) decrease in prepaid other	(879)	(2,104)
prepaid insurance and other*	(12,244)	(17,151)
(Increase) decrease in ETF transaction fees receivable	350	—
Increase (decrease) in payable due to Broker	—	(4,531,874)
Increase (decrease) in General Partner management fees payable	(9,246)	4,337
Increase (decrease) in professional fees payable	(167,725)	(64,145)
Increase (decrease) in directors’ fees payable*	(439)	(356)
Increase (decrease) in license fees payable	—	(4,329)
Increase (decrease) in registration fees payable	—	75,115
Net cash provided by (used in) operating activities	(4,434,325)	43,594,493

Cash Flows from Financing Activities:
Addition of partnership shares	15,100,042	2,178,358
Redemption of partnership shares	(22,684,369)	(55,065,213)
Net cash provided by (used in) financing activities	(7,584,327)	(52,886,855)

Net Increase (Decrease) in Cash and Cash Equivalents	(12,018,652)	(9,292,362)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	90,074,519	129,563,728
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$78,055,867	$120,271,366

Components of Cash, Cash Equivalents, and Equity in Trading Accounts
Cash and cash equivalents	$32,621,720	$63,713,161
Equity in Trading Accounts:
Cash and cash equivalents	45,434,147	56,558,205
Total Cash, Cash Equivalents and Equity in Trading Accounts	$78,055,867	$120,271,366

*Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended June 30, 2023

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

As of June 30, 2023, USL held 1,052 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures.

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

On December 4, 2007, USL initially registered 11,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On December 6, 2007, USL listed its shares on the AMEX under the ticker symbol “USL” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USL established its initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. USL also commenced investment operations on December 6, 2007, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of June 30, 2023, USL had registered a total of 311,000,000 shares.

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

Income Taxes

USL is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss, deductions or credits on his/her own income tax return.

In accordance with U.S. GAAP, USL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USL files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USL is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USL recording a tax liability that reduces net assets. However, USL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2023.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2023.

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

Ongoing Registration Fees and Other Offering Expenses

USL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2023 and 2022, USL incurred $0 and $75,115, respectively, in registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, USL entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USL and the other Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2023 and 2022, USL incurred $5,806 and $10,931, respectively under this arrangement.

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

NOTE 4 — CONTRACTS AND AGREEMENTS

Marketing Agent Agreement

USL is party to a marketing agent agreement, dated as of November 13, 2007, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for USL as outlined in the agreement. The fee of the Marketing Agent through June 30, 2023, which is borne by USCF, was equal to 0.06% on USL’s assets up to $3 billion and 0.04% on USL’s assets in excess of $3 billion. The agreement with the Marketing Agent has been amended and, commencing October 1, 2022, the fee of the Marketing Agent, which is calculated daily and payable monthly by USCF, is equal to 0.025% of USL’s total net assets. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services exceed 10% of the gross proceeds of USL’s offering.

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

	Six months ended	Six months ended
	June 30, 2023	June 30, 2022
Total commissions accrued to brokers	$4,924	$8,405
Total commissions as annualized percentage of average total net assets	0.01%	0.01%

The decrease in total commissions accrued to brokers for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was due primarily to a lower number of crude oil futures contracts being held and traded.

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

All of the futures contracts held by USL through June 30, 2023 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USL’s cash in money market funds that seek to maintain a stable per share NAV. USL is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2023 and December 31, 2022, USL held investments in money market funds in the amounts of $32,500,000 and $21,025,000, respectively. USL also holds cash deposits with its custodian. As of June 30, 2023 and December 31, 2022, USL held cash deposits and investments in Treasuries in the amounts of $45,555,867 and $69,049,519, respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should USL’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and six months ended June 30, 2023 and 2022 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$33.77	$36.99	$35.45	$27.81
Total income (loss)	(1.01)	2.58	(2.63)	11.83
Total expenses	(0.06)	(0.09)	(0.12)	(0.16)
Net increase (decrease) in net asset value	(1.07)	2.49	(2.75)	11.67
Net asset value, end of period	$32.70	$39.48	$32.70	$39.48

Total Return	(3.17)%	6.73%	(7.76)%	41.96%

Ratios to Average Net Assets
Total income (loss)	(2.45)%	6.58%	(6.94)%	35.44%
Management fees#	0.60%	0.60%	0.60%	0.60%
Total expenses excluding management fees#	0.15%	0.30%	0.15%	0.30%
Net income (loss)	(2.64)%	6.35%	(7.31)%	35.00%

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

The following table summarizes the valuation of USL’s securities at June 30, 2023 using the fair value hierarchy:

At June 30, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$32,500,000	$32,500,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(4,597,000)	(4,597,000)	—	—

The following table summarizes the valuation of USL’s securities at December 31, 2022 using the fair value hierarchy:

At December 31, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$21,025,000	$21,025,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(3,133,690)	(3,133,690)	—	—

Effective January 1, 2009, USL adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of	Fair Value at	Fair Value at
	Financial	June 30,	December 31,
Derivatives not Accounted for as Hedging Instruments	Condition Location	2023	2022
Futures - Commodity Contracts	Assets	$(4,597,000)	$(3,133,690)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended		For the six months ended
		June 30, 2023		June 30, 2022
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
	Gain (Loss)	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
	on Derivatives	on Derivatives	Derivatives	on Derivatives	Derivatives
	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Derivatives not Accounted for as Hedging Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(5,574,270)		$48,671,620

	Change in unrealized gain (loss) on open positions		$(1,463,310)		$3,245,310

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

NYMEX’s current accountability levels for any one month in the Benchmark Oil Futures Contract is 10,000 contracts, and an accountability level for all months of 20,000 net futures contracts for light sweet crude oil, do apply. As of June 30, 2023, USL held 1,052 futures contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures. For the six months ended June 30, 2023, USL did not exceed the accountability levels imposed by the NYMEX or ICE Futures, however, the aggregated total of certain of the other Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and USL did not reduce the number of Oil Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USL will run up against such position limits because USL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during a one day each month. The foregoing accountability levels and position limits are subject to change. For the six months ended June 30, 2023, USL did not exceed any position limits.

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

USL is not a Swap Entity under the Margin Rules, but it is a financial end-user. Accordingly, USL will be subject to the variation margin requirements of the Margin Rules for any swaps that it enters into. However, USL does not have material swaps exposure under the Margin Rules and, accordingly, USL will not be subject to the initial margin requirements of the Margin Rules.

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

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. COVID-19 resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, loss of employment, supply chain disruptions, and lower consumer and institutional demand for goods and services, as well as general concern and uncertainty. The spread of COVID-19 had a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment were impacted by the outbreak and government and other measures seeking to contain its spread. COVID-19 had a material adverse impact on the crude oil markets and oil futures markets to the extent economic activity and the use of crude oil continues to be curtailed, which in turn had a significant adverse effect on the prices of Oil Futures Contracts, including the Benchmark Futures Contracts, and Other Crude Oil-Related Contracts. Infectious disease outbreaks like COVID-19 may arise in the future and could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to the such an outbreak, including the potential for significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by USL. Public health crises caused by infectious disease outbreaks may exacerbate other pre-existing political, social and economic risks in certain countries or globally and their duration cannot be determined with certainty.

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

USL invests in government money market funds. Although such government money market funds seek to preserve the value of an investment at $1.00 per share, there is no guarantee that they will be able to do so and USL may lose money by investing in a government money market fund. An investment in a government money market fund is not insured or guaranteed by the Federal Deposit Insurance Corporation (the “FDIC”), or any other government agency. The share price of a government money market fund can fall below the $1.00 share price. USL cannot rely on or expect a government money market fund’s adviser or its affiliates to enter into support agreements or take other actions to maintain the government money market fund’s $1.00 share price. The credit quality of a government money market fund’s holdings can change rapidly in certain markets, and the default of a single holding could have an adverse impact on the government money market fund’s share price. Due to fluctuations in interest rates, the market value of securities held by a government money market fund may vary. A government money market fund’s share price can also be negatively affected during periods of high redemption pressures and/or illiquid markets.

Price Movements

Crude oil futures prices were volatile during the six months ended June 30, 2023. The average price of the Benchmark Oil Futures Contracts started the period at $79.18 per barrel. The high of the period was on January 23, 2023 when the average price reached $80.83 per barrel. The average low for the period was on June 12, 2023, which was $66.31 per barrel. The period ended with the average price of the Benchmark Oil Futures Contracts at $69.97 per barrel, a decrease of approximately (11.63)% over the period. USL’s per share NAV began the period at $35.45 and ended the period at $32.70 on June 30, 2023, a decrease of approximately (7.76)% over the period. The average Benchmark Oil Futures Contracts prices listed above began with the February 2023 to January 2024 contracts and ended with the August 2023 to July 2024 contracts. The decrease of approximately (11.63)% on the average price of the Benchmark Oil Futures Contracts listed above is a hypothetical return only and would not actually be realized by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USL seeks to track, which are more fully described below in the section titled “Tracking USL’s Benchmark.”

During the six months ended June 30, 2023, the crude oil futures market experienced states of both contango and backwardation. On days when the market was in contango the price of the near month crude Oil Futures Contract is lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market is in backwardation, the price of the near month crude Oil Futures Contract is higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

As of June 30, 2023, USL had issued 52,850,000 shares, 2,250,000 of which were outstanding. As of June 30, 2023, there were 258,150,000 shares registered but not yet issued. USL has registered 311,000,000 shares since inception.

More shares may have been issued by USL than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by USL cannot be resold by USL. As a result, USL contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of June 30, 2023, USL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company, Inc., RBC Capital Markets LLC, SG Americas Securities LLC, and Virtu Americas LLC.

For the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

	Six months ended	Six months ended
	June 30, 2023	June 30, 2022
Average daily total net assets	$78,060,472	$146,969,672
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,616,916	$168,468
Annualized yield based on average daily total net assets	4.18%	0.23%
Management fee	$232,256	$437,285
Total fees and other expenses excluding management fees	$57,055	$217,843
Fees and expenses related to the registration or offering of additional shares	$—	$75,115
Total commissions accrued to brokers	$4,924	$8,405
Total commissions as annualized percentage of average total net assets	0.01%	0.01%

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

Average interest rates earned on short-term investments held by USL, including cash, cash equivalents and Treasuries, were higher during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. As a result, the amount of income earned by USL as a percentage of average daily total net assets was higher during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was due primarily to a decrease in professional fees.

The decrease in total commissions accrued to brokers for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was due primarily to a lower number of Oil Futures Contracts being held and traded.

For the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

	Three months ended	Three months ended
	June 30, 2023	June 30, 2022
Average daily total net assets	$76,495,697	$143,511,527
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$844,910	$145,739
Annualized yield based on average daily total net assets	4.43%	0.41%
Management fee	$114,429	$214,677
Total fees and other expenses excluding management fees	$28,589	$107,455
Expenses after the allowance of the expense waiver	$143,018	$322,132
Fees and expenses related to the registration or offering of additional shares	$—	$37,765
Total commissions accrued to brokers	$2,328	$3,889
Total commissions as annualized percentage of average total net assets	0.01%	0.01%

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

Average interest rates earned on short-term investments held by USL, including cash, cash equivalents and Treasuries, were higher during the three months ended June 30, 2023, compared to the three months ended June 30, 2022. As a result, the amount of income earned by USL as a percentage of average daily total net assets was higher during the three months ended June 30, 2023, compared to the three months ended June 30, 2022. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was due primarily to a decrease in professional fees.

The decrease in total commissions accrued to brokers for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was due primarily to a lower number of Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended June 30, 2023, the average daily change in the Benchmark Oil Futures Contracts was (0.024)%, while the average daily change in the per share NAV of USL over the same time period was (0.009)%. The average daily difference was 0.015% (or 1.5 basis points, where 1 basis point equals 1/100 of 1)%, meaning that over this time period USL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USL’s shares to the public on December 6, 2007 to June 30, 2023, the average daily change in the Benchmark Oil Futures Contracts was 0.013%, while the average daily change in the per share NAV of USL over the same time period was 0.012%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1)%, meaning that over this time period USL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in USL’s NAV and the changes in the Benchmark Oil Futures Contracts. The first chart below shows the daily movement of USL’s per share NAV versus the daily movement of the Benchmark Oil Futures Contracts for the 30 valuation day period ended June 30, 2023, the last trading day in June. The second chart below shows the monthly total returns of USL as compared to the monthly value of the Benchmark Oil Futures Contracts for the five years ended June 30, 2023.

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

For the six months ended June 30, 2023, the actual total return of USL as measured by changes in its per share NAV was (7.76)%. This is based on an initial per share NAV of $35.45 as of December 31, 2022 and an ending per share NAV as of June 30, 2023 of $32.70. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $32.15 as of June 30, 2023, for a total return over the relevant time period of (9.31)%. The difference between the actual per share NAV total return of USL of (7.76)% and the expected total return based on the Benchmark Oil Futures Contracts of (9.31)% was a difference over the time period of 1.55%, which is to say that USL’s actual total return outperformed its benchmark by that percentage. USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USL to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contracts.

By comparison, for the six months ended June 30, 2022, the actual total return of USL as measured by changes in its per share NAV was 41.96%. This was based on an initial per share NAV of $27.81 as of December 31, 2021 and an ending per share NAV as of June 30, 2022 of $39.48. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $39.61 as of June 30, 2022, for a total return over the relevant time period of 42.43%. The difference between the actual per share NAV total return of USL of 41.96% and the expected total return based on the Benchmark Oil Futures Contracts of 42.43% was a difference over the time period of (0.47)%, which is to say that USL’s actual total return underperformed its benchmark by that percentage. USL incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USL to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contracts.

There are currently three factors that have impacted or are most likely to impact USL’s ability to accurately track its Benchmark Oil Futures Contracts.

First, USL may buy or sell its holdings in the then current Benchmark Oil Futures Contracts at a price other than the closing settlement price of that contract on the day during which USL executes the trade. In that case, USL may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contracts, which could cause the changes in the daily per share NAV of USL to either be too high or too low relative to the daily changes in the average price of the Benchmark Oil Futures Contracts. During the six months ended June 30, 2023, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USL’s attempt to track the Benchmark Oil Futures Contracts.

Second, USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USL to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contracts. At the same time, USL earns dividend and interest income on its cash, cash equivalents and Treasuries. USL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2023. Interest payments, and any other income, were retained within the portfolio and added to USL’s NAV. When this income exceeds the level of USL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USL will realize a net yield that will tend to cause daily changes in the per share NAV of USL to track slightly higher than daily changes in the average of the prices of the Benchmark Oil Futures Contracts. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contracts. USCF anticipates that interest rates may rise over the near future from historical lows. It is anticipated that fees and expenses paid by USL may continue to be lower than interest earned by USL. As such, USCF anticipates that USL could possibly outperform its benchmark so long as interest earned is less than fees and expenses paid by USL.

Third, USL may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contracts’ total return movements. In that case, the error in tracking the Benchmark Oil Futures Contracts could result in daily changes in the per share NAV of USL that are either too high, or too low, relative to the daily changes in the average price of the Benchmark Oil Futures Contracts. During the six months ended June 30, 2023, USL did not hold any Other Oil-Related Investments. If USL increases in size, and due to its obligations to comply with market conditions and regulatory limits, USL may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The chart below compares the daily price of the near month crude oil futures contract to the price of the 13th month crude oil futures contract (i.e., a contract one year forward) over the last 10 years. When the price of the near month futures contract is higher than the price of the 13th month futures contract, the market would be described as being in backwardation. When the price of the near month futures contract is lower than the 13th month futures contract, the market would be described as being in contango. Although the price of the near month futures contract and the price of the 13th month futures contract tend to move together, it can be seen that at times the near month futures contract prices are higher than the 13th month futures contract prices (backwardation) and, at other times, the near month futures contract prices are lower than the 13th month futures contract prices (contango).

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place somewhat less often than contango since oil futures trading started in 1983. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained primarily in contango until 2013. In late 2014, global crude oil inventories grew rapidly after OPEC voted to defend its market share against U.S. shale-oil producers, resulting in another multi-year period during which the crude oil market remained primarily in contango. In March 2020, contango dramatically increased and reached historic levels during the economic crisis arising from the COVID-19 pandemic, related supply chain disruptions and disputes among oil producing countries over the potential limits on the production of crude oil, and a corresponding collapse in demand for crude oil and a lack of on-land storage for crude oil. This level of contango was due to significant market volatility that occurred in crude oil markets as well as oil futures markets. Crude oil prices collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. Eventually, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. The supply cut along with the partial reopening of economies during the third quarter of 2020 reduced some of the unprecedented volatility that oil markets experienced in the Spring of 2020. Likewise, contango returned to moderate levels in May of 2020. During the six months ended June 30, 2023, crude oil futures were in a state of contango as measured by the difference between the front month and the second month contract.

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

Crude Oil Market. During the six months ended June 30, 2023, the average price of the Benchmark Oil Futures Contracts traded in a range between $66.31 to $80.83. The average price of the Benchmark Oil Futures Contracts decreased (11.63)% from the end of 2022 through June 30, 2023 finishing the quarter at $69.97.

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

During the first six months of 2023, crude oil prices were volatile through April then settled into a narrower range during May and June. U.S. production rose to a peak of 12.4 mbd, the highest level since March of 2020, at the onset of the COVID-19 pandemic. Meanwhile, OPEC production declined from 29.24 mbd to 28.57 mbd, as the cartel cut production to support prices. Demand for crude oil has slowly increased since the onset of the pandemic in 2020, most recently due to China’s “reopening.” Simultaneously, the U.S., Russia, and OPEC have still not returned to pre-pandemic production levels. The ongoing demand recovery for crude oil during a time when supply is lower could lead to higher prices over time. Supply constraints, worker shortages, infrastructure and manufacturing energy usage, the war in Ukraine, and other geopolitical tensions, are other factors that could contribute to future increases in crude oil prices. Bearish factors that have weighed on crude oil prices during the second quarter of 2023 include a decline in overall inflation, weaker than expected demand from China, and concerns about global economic growth. Between competing bullish and bearish factors, crude oil prices could stay range bound or could exhibit significant movement up or down over the next few quarters.The war in Ukraine and the potential for further supply disruptions and sanctions could lead to further volatility. However, if a resolution to the conflict were to occur, volatility could decrease and prices could decline somewhat in a short period of time. Conversely, crude oil prices may be highly reactive to developments as global buyers and sellers of crude reposition their relationships.

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

For the ten-year time period between June 30, 2013 and June 30, 2023, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 10 Years

	Large Cap US Equities	US Gov’t Bonds	Global Equities	Unleaded	Heating	Natural	Crude
Correlation Matrix 10 Years	(S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	0.892	0.996	0.683	0.641	0.528	0.644
US Gov’t Bonds (BEUSG4 Index)		1.000	0.894	0.532	0.556	0.489	0.518
Global Equities (FTSE World Index)			1.000	0.698	0.657	0.515	0.662
Unleaded Gasoline				1.000	0.777	0.373	0.838
Heating Oil					1.000	0.411	0.829
Natural Gas						1.000	0.343
Crude Oil							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one-year period ended June 30, 2023, movements of crude oil displayed strong correlation with unleaded gasoline, diesel-heating oil, large cap U.S. equities, U.S. Government bonds, global equities and natural gas.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 1 Year

	Large Cap US Equities	US Gov’t Bonds	Global Equities	Unleaded	Heating	Natural	Crude
Correlation Matrix 1 Year	(S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	0.989	0.999	0.946	0.927	0.782	0.977
US Gov’t Bonds (BEUSG4 Index)		1.000	0.992	0.943	0.911	0.741	0.975
Global Equities (FTSE World Index)			1.000	0.943	0.923	0.771	0.978
Unleaded Gasoline				1.000	0.930	0.612	0.964
Heating Oil					1.000	0.676	0.956
Natural Gas						1.000	0.713
Crude Oil							1.000

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

USL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USL has allocated substantially all of its net assets to trading in Oil Interests. USL invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USL’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USL’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from USL’s investments in money market funds and Treasuries is paid to USL. During the six months ended June 30, 2023, USL’s expenses exceeded the income USL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2023, USL used other assets to pay expenses. To the extent expenses exceed income, USL’s NAV will be negatively impacted.

USL’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USL from promptly liquidating its positions in Oil Futures Contracts. During the six months ended June 30, 2023, USL did not purchase or liquidate any of its positions while daily limits were in effect; however, USL cannot predict whether such an event may occur in the future.

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

As of June 30, 2023, USL held cash deposits and investments in Treasuries and money market funds in the amount of $78,055,867 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USL’s custodian or the FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2023, USL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USL. While USL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USL’s financial position.

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

As of June 30, 2023, USL’s portfolio held 1,052 Crude Oil Futures CL Contracts traded on the NYMEX. As of June 30, 2023, USL did not hold any Futures Contracts traded on the ICE Futures. For a list of USL’s current holdings, please see USL’s website at www.uscfinvestments.com.

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

During the six-month reporting period ended June 30, 2023, USL has limited its derivatives activities to Oil Futures Contracts EFRP transactions.

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

On March 15, 2023, the court granted the USO defendants’ motion to dismiss the complaint. In its ruling, the court granted the USO defendants’ motion to dismiss, with prejudice, the plaintiff’s claims under Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and a claim for control person liability under Section 20(a) of the Exchange Act. Having dismissed all claims over which the court had original jurisdiction, the court declined to exercise supplemental jurisdiction over the plaintiff’s state law claim under CUSA and dismissed the claim without prejudice. No notice of appeal was filed.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in USL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on February 27, 2023 (the “Form 10-K”).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	USL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USL redeemed 6 baskets (comprising 300,000 shares) during the second quarter of the year ending December 31, 2023. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2023:

Issuer Purchases of Equity Securities

	Total Number of	Average Price Per
Period	Shares Redeemed	Share
4/1/23 to 4/30/23	250,000	$35.11
5/1/23 to 5/31/23	—	$—
6/1/23 to 6/30/23	50,000	$33.27
Total	300,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended June 30, 2023.

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

Date: August 4, 2023

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 4, 2023