Form 10-Q
period 2024-03-31
United States 12 Month Oil Fund, LP
filed 2024-05-09
CIK 1405528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2024.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33859

United States 12 Month Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431897
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 1,600,000 outstanding shares as of May 3, 2024.

United States 12 Month Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Financial Condition

At March 31, 2024 (Unaudited) and December 31, 2023

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents (at cost $38,392,359 and $23,541,880, respectively) (Notes 2 and 5)	$38,392,359	$23,541,880
Equity in trading accounts:
Cash and cash equivalents (at cost $20,376,810 and $45,391,063, respectively)	20,376,810	45,391,063
Unrealized gain (loss) on open commodity futures contracts	5,077,980	(2,062,789)
Dividends receivable	86,870	102,433
Interest receivable	190,929	187,110
Prepaid license fees	—	551
Prepaid insurance	11,938	2,240

Total Assets	$64,136,886	$67,162,488

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	$33,055	$35,672
Professional fees payable	97,515	175,934
Brokerage commissions payable	12,602	12,602
Directors’ fees payable	1,524	1,499
License fees payable	1,907	—

Total Liabilities	146,603	225,707

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	63,990,283	66,936,781
Total Partners’ Capital	63,990,283	66,936,781

Total Liabilities and Partners’ Capital	$64,136,886	$67,162,488

Limited Partners’ shares outstanding	1,600,000	1,900,000
Net asset value per share	$39.99	$35.23
Market value per share	$39.86	$35.11

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2024

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL May 2024 contracts, expiring April 2024	$5,022,585	67	$549,805	0.86
NYMEX WTI Crude Oil Futures CL June 2024 contracts, expiring May 2024	4,761,220	67	760,920	1.19
NYMEX WTI Crude Oil Futures CL July 2024 contracts, expiring June 2024	4,704,080	67	767,810	1.20
NYMEX WTI Crude Oil Futures CL August 2024 contracts, expiring July 2024	4,793,818	68	706,702	1.11
NYMEX WTI Crude Oil Futures CL September 2024 contracts, expiring August 2024	5,227,010	68	219,110	0.34
NYMEX WTI Crude Oil Futures CL October 2024 contracts, expiring September 2024	5,238,167	67	74,263	0.12
NYMEX WTI Crude Oil Futures CL November 2024 contracts, expiring October 2024	4,939,710	67	322,470	0.50
NYMEX WTI Crude Oil Futures CL December 2024 contracts, expiring November 2024	5,173,230	68	119,890	0.19
NYMEX WTI Crude Oil Futures CL January 2025 contracts, expiring December 2024	4,842,200	68	406,720	0.64
NYMEX WTI Crude Oil Futures CL February 2025 contracts, expiring January 2025	4,617,110	67	513,080	0.80
NYMEX WTI Crude Oil Futures CL March 2025 contracts, expiring February 2025	4,696,160	67	397,850	0.62
NYMEX WTI Crude Oil Futures CL April 2025 contracts, expiring March 2025	4,896,680	68	239,360	0.37
Total Open Futures Contracts*	$58,911,970	809	$5,077,980	7.94

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 5.22%#	19,630,000	$19,630,000	30.68
Total United States Money Market Funds		$19,630,000	30.68

*Collateral amounted to $20,376,810 on open commodity futures contracts.

#Reflects the 7-day yield at March 31, 2024.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Schedule of Investments

At December 31, 2023

			Fair Value/
			Unrealized Gain
			(Loss) on Open	% of
	Notional	Number of	Commodity	Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts – Long
United States Contracts
NYMEX WTI Crude Oil Futures CL February 2024 contracts, expiring January 2024	$5,742,530	78	$(153,830)	(0.23)
NYMEX WTI Crude Oil Futures CL March 2024 contracts, expiring February 2024	5,869,390	79	(194,030)	(0.29)
NYMEX WTI Crude Oil Futures CL April 2024 contracts, expiring March 2024	5,851,600	79	(162,810)	(0.24)
NYMEX WTI Crude Oil Futures CL May 2024 contracts, expiring April 2024	5,795,720	78	(169,580)	(0.25)
NYMEX WTI Crude Oil Futures CL June 2024 contracts, expiring May 2024	5,495,730	78	129,630	0.20
NYMEX WTI Crude Oil Futures CL July 2024 contracts, expiring June 2024	5,417,190	78	196,470	0.29
NYMEX WTI Crude Oil Futures CL August 2024 contracts, expiring July 2024	5,448,969	78	142,851	0.21
NYMEX WTI Crude Oil Futures CL September 2024 contracts, expiring August 2024	6,011,050	78	(446,530)	(0.67)
NYMEX WTI Crude Oil Futures CL October 2024 contracts, expiring September 2024	6,133,570	78	(597,130)	(0.89)
NYMEX WTI Crude Oil Futures CL November 2024 contracts, expiring October 2024	5,750,390	78	(239,690)	(0.36)
NYMEX WTI Crude Oil Futures CL December 2024 contracts, expiring November 2024	5,959,500	78	(476,100)	(0.71)
NYMEX WTI Crude Oil Futures CL January 2025 contracts, expiring December 2024	5,547,360	78	(92,040)	(0.14)
Total Open Futures Contracts*	$69,022,999	938	$(2,062,789)	(3.08)

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 5.27%#	22,130,000	$22,130,000	33.06
Total United States Money Market Funds		$22,130,000	33.06

*Collateral amounted to $45,391,063 on open commodity futures contracts.

#Reflects the 7-day yield at December 31, 2023.

See accompanying notes to financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2024 and 2023

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$469,217	$(2,085,450)
Change in unrealized gain (loss) on open commodity futures contracts	7,140,769	(2,231,840)
Dividend income	259,483	183,907
Interest income	548,902	588,099
ETF transaction fees	2,100	2,800
Total Income (Loss)	$8,420,471	$(3,542,484)

Expenses
General Partner management fees (Note 3)	$98,319	$117,827
Professional fees	39,763	12,200
Brokerage commissions	2,061	2,596
Directors’ fees and insurance	4,392	10,724
License fees	2,458	2,946
Total Expenses	$146,993	$146,293
Net Income (Loss)	$8,273,478	$(3,688,777)
Net Income (Loss) per limited partner share	$4.76	$(1.68)
Net Income (Loss) per weighted average limited partner share	$4.67	$(1.57)
Weighted average limited partner shares outstanding	1,771,978	2,343,333

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2024 and 2023

	Limited Partners*
	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Balances at beginning of period	$66,936,781	$83,308,332
Addition of – and 350,000 partnership shares, respectively	—	11,820,219
Redemption of (300,000) and (250,000) partnership shares, respectively	(11,219,976)	(8,697,517)
Net income (loss)	8,273,478	(3,688,777)

Balances at end of period	$63,990,283	$82,742,257

*General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2024 and 2023

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities:
Net income (loss)	$8,273,478	$(3,688,777)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(7,140,769)	2,231,840
(Increase) decrease in dividends receivable	15,563	29,375
(Increase) decrease in interest receivable	(3,819)	(20,483)
(Increase) decrease in prepaid other	551	(794)
(Increase) decrease in prepaid insurance	(9,698)	(14,928)
(Increase) decrease in ETF transaction fees receivable	—	350
Increase (decrease) in General Partner management fees payable	(2,617)	(6,867)
Increase (decrease) in professional fees payable	(78,419)	(95,375)
Increase (decrease) in directors’ fees payable	25	(329)
Increase (decrease) in license fees payable	1,907	—
Net cash provided by (used in) operating activities	1,056,202	(1,565,988)

Cash Flows from Financing Activities:
Addition of partnership shares	—	11,820,219
Redemption of partnership shares	(11,219,976)	(12,242,667)
Net cash provided by (used in) financing activities	(11,219,976)	(422,448)

Net Increase (Decrease) in Cash and Cash Equivalents	(10,163,774)	(1,988,436)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	68,932,943	90,074,519
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$58,769,169	$88,086,083

Components of Cash, Cash Equivalents, and Equity in Trading Account:
Cash and cash equivalents	$38,392,359	$19,808,351
Equity in Trading Accounts:
Cash and cash equivalents	20,376,810	68,277,732
Total Cash, Cash Equivalents and Equity in Trading Accounts	$58,769,169	$88,086,083

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended March 31, 2024

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

The investment objective of USL is for the daily changes in percentage terms of its per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the average of the prices of specified short-term futures contracts on light, sweet crude oil called the “Benchmark Oil Futures Contracts,” plus interest earned on USL’s collateral holdings, less USL’s expenses. The Benchmark Oil Futures Contracts are the futures contracts on light, sweet crude oil as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted. USL seeks to achieve its investment objective by investing so that the average daily percentage change in USL’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the average of the prices of the Benchmark Oil Futures Contracts over the same period. As a result, USL would meet its investment objective even if there are significant deviations between changes in its daily NAV and changes in the daily prices of the Benchmark Oil Futures Contracts, provided that the average daily percentage change in USL’s NAV over 30 successive valuation days is within plus/minus ten percent (10%) of the average daily percentage change in the prices of the Benchmark Oil Futures Contracts over the same period.

USL seeks to achieve its investment objective by investing primarily in futures contracts for light, sweet crude oil, other types of crude oil, diesel-heating oil, gasoline, natural gas, and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”) or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures (including those that may be taken by USL, USL’s futures commission merchants (“FCMs”), counterparties or other market participants), liquidity requirements, or in view of market conditions, other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and non-exchange traded (“over-the-counter” or “OTC”) transactions that are based on the price of oil, and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). Market conditions that USCF currently anticipates could cause USL to invest in Other Oil-Related Investments include, but are not limited to, those allowing USL to obtain greater liquidity or to execute transactions with more favorable pricing. (For convenience and unless otherwise specified, Oil Futures Contracts and Other Oil-Related Investments collectively are referred to as “Oil Interests” in the notes to the financial statements).

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

This is because natural market forces called contango and backwardation may have impacted the total return on an investment in USL’s shares during the past year relative to a hypothetical direct investment in crude oil and, in the future, it is likely that the relationship between the market price of USL’s shares and changes in the spot prices of light, sweet crude oil will continue to be impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing crude oil, which could be substantial).

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

As of March 31, 2024, USL held 809 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures.

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

On December 4, 2007, USL initially registered 11,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On December 6, 2007, USL listed its shares on the AMEX under the ticker symbol “USL” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USL established its initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. USL also commenced investment operations on December 6, 2007, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. USL has an unlimited number of shares registered and available for issuance. On April 28, 2023, the SEC declared effective a registration statement filed by USL that registered an unlimited number of shares. As a result, USL has an unlimited number of shares that can be issued in the form of Creation Baskets.

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

Revenue Recognition

Commodity futures contracts, swap and forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for swap and forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. USL earns income on funds held at the custodian or FCMs at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

USL is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss, deductions or credits on his/her own income tax return.

In accordance with U.S. GAAP, USL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USL files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USL is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USL recording a tax liability that reduces net assets. However, USL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2024.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2024.

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

Ongoing Registration Fees and Other Offering Expenses

USL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2024 and 2023, USL did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

USL is responsible for paying its portion of the directors’ and officers’ liability insurance for USL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USL and the Related Public Funds. USL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2024 are estimated to be a total of $22,000 for USL and, in the aggregate for USL and the Related Public Funds, $945,000.

Licensing Fees

As discussed in Note 4 below, USL entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USL and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2024 and 2023, USL incurred $2,458 and $2,946, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USL’s audit expenses and tax accounting and reporting requirements are paid by USL. These costs are estimated to be $190,000 for the year ending December 31, 2024. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, USL pays all brokerage fees and other expenses in connection with the operation of USL, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below.

NOTE 4 — CONTRACTS AND AGREEMENTS

Marketing Agent Agreement

USL is party to a marketing agent agreement, dated as of November 13, 2007, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for USL as outlined in the agreement. The fee of the Marketing Agent through September 30, 2022, which was borne by USCF, was equal to 0.06% on USL’s assets up to $3 billion and 0.04% on USL’s assets in excess of $3 billion. The agreement with the Marketing Agent was amended and, commencing October 1, 2022, the fee of the Marketing Agent, which is calculated daily and payable monthly by USCF, is equal to 0.025% of USL’s total net assets. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services exceed 10% of the gross proceeds of USL’s offering.

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

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Total commissions accrued to brokers	$2,061	$2,596
Total commissions as annualized percentage of average total net assets	0.01%	0.01%

The decrease in total commissions accrued to brokers for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was due primarily to a lower number of crude oil futures contracts being held and traded.

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

USL may enter into futures contracts, options on futures contracts, cleared swaps, and OTC swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, and provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties. OTC swaps are entered into between two parties in private contracts. In an OTC swap, each party bears credit risk to the other party, i.e., the risk that the other party may not be able to perform its obligations under the OTC swap.

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

Significant market volatility has recently occurred in the crude oil markets and the crude oil futures markets. Such volatility is attributable in part to the COVID-19 pandemic, related supply chain disruptions, war, including Russia-Ukraine war, political unrest, attacks or threats of attack by terrorists, conflicts in the Middle East, and continuing disputes among natural gas-producing countries. These and other events could cause continuing or increased volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by USL and the impact of which could limit USL’s ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contracts. In such a circumstance, USL could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Oil Futures Contracts and/or Other Oil-Related Investments.

All of the futures contracts held by USL through March 31, 2024 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USL’s cash in money market funds that seek to maintain a stable per share NAV. USL is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2024 and December 31, 2023, USL held investments in money market funds in the amounts of $19,630,000 and $22,130,000, respectively. USL also holds cash deposits with its custodian. As of March 31, 2024 and December 31, 2023, USL held cash deposits and investments in Treasuries in the amounts of $39,139,169 and $46,802,943 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should USL’s custodian and/or FCMs cease operations.

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

For the three months ended March 31, 2024 and 2023, the monthly average volume of open future contract notional value was $64,283,050 and $86,596,780, respectively.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2024 and 2023 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$35.23	$35.45
Total income (loss)	4.84	(1.62)
Total expenses	(0.08)	(0.06)
Net increase (decrease) in net asset value	4.76	(1.68)
Net asset value, end of period	$39.99	$33.77

Total Return	13.51%	(4.74)%

Ratios to Average Net Assets
Total income (loss)	12.77%	(4.45)%
Management fees#	0.60%	0.60%
Total expenses excluding management fees#	0.30%	0.14%
Net income (loss)	12.55%	(4.63)%

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

The following table summarizes the valuation of USL’s securities at March 31, 2024 using the fair value hierarchy:

At March 31, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$19,630,000	$19,630,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	5,077,980	5,077,980	—	—

The following table summarizes the valuation of USL’s securities at December 31, 2023 using the fair value hierarchy:

At December 31, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$22,130,000	$22,130,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(2,062,789)	(2,062,789)	—	—

Effective January 1, 2009, USL adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of	Fair Value at	Fair Value at
	Financial	March 31,	December 31,
Derivatives not Accounted for as Hedging Instruments	Condition Location	2024	2023
Futures — Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$5,077,980	$(2,062,789)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2024		March 31, 2023
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
	Gain (Loss)	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Derivatives not Accounted for as Hedging Instruments	Income	Income	Income	Income	Income
Futures — Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$469,217		$(2,085,450)

	Change in unrealized gain (loss) on open commodity futures contracts		$7,140,769		$(2,231,840)

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

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause USL’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. USL believes these factors include, but are not limited to, the following: changes in inflation in the United States, movements in U.S. and foreign currencies, market volatility in the crude oil markets and futures markets, in part attributable to the COVID-19 pandemic in February 2020, the Russia-Ukraine war and conflicts in the Middle East. Forward-looking statements, which involve assumptions and describe each USL’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and USL cannot assure investors that the projections included in these forward-looking statements will come to pass. USL’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

Introduction

USL, a Delaware limited partnership, is a commodity pool that issues shares that are traded on the NYSE Arca. The investment objective of USL is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes, in percentage terms, of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the average of the prices of 12 futures contracts for light, sweet crude oil traded on the NYMEX that is the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months, (the “Benchmark Oil Futures Contracts”), plus interest earned on USL’s collateral holdings, less USL’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted. USL seeks to achieve its investment objective by investing so that the average daily percentage in USL’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Oil Futures Contracts over the same period. As a result, USL would meet its investment objective even if there are significant deviations between changes in its daily NAV and changes in the daily prices of the Benchmark Oil Futures Contracts, provided that the average daily percentage change in USL’s NAV over 30 successive valuation days is within plus/minus ten percent (10%) of the average daily percentage change in the prices of the Benchmark Oil Futures Contracts over the same period.

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

USL invests primarily in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures (including those that may be taken by USL, USL’s FCMs, counterparties or other market participants), liquidity requirements, or in view of market conditions, other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and OTC swaps that are based on the price of oil, and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). For convenience and unless otherwise specified, Oil Futures Contracts and Other Oil-Related Investments collectively are referred to as “Oil Interests” in this quarterly report on Form 10-Q.

USCF believes that market arbitrage opportunities will cause daily changes in USL’s share price on the NYSE Arca on a percentage basis to closely track daily changes in USL’s per share NAV on a percentage basis. USCF further believes that the daily changes in prices of the Benchmark Oil Futures Contracts have historically tracked the daily changes in spot prices of light, sweet crude oil. USCF believes that the net effect of these relationships will be that the daily changes in the price of USL’s shares on the NYSE Arca on a percentage basis will closely track, the daily changes in the spot price of a barrel of light, sweet crude oil on a percentage basis, plus interest earned on USL’s collateral holdings, less USL’s expenses.

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

As of March 31, 2024, USL held 809 futures contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures. For the three months ended March 31, 2024, USL did not exceed the accountability levels imposed by the NYMEX or ICE Futures, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and USL did not reduce the number of Oil Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USL will run up against such position limits because USL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during a one day each month. The foregoing accountability levels and position limits are subject to change. For the three months ended March 31, 2024, USL did not exceed any position limits.

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

USL has not limited the size of its offering and intends to utilize substantially all of its proceeds to purchase Oil Futures Contracts and Other OilRelated Investments to the extent possible. If USL encounters accountability levels, position limits, or price fluctuation limits for Oil Futures Contracts on the NYMEX or ICE Futures, it may then, if permitted under applicable regulatory requirements, purchase Oil Futures Contracts on other exchanges that trade listed crude oil futures or enter into swaps or other transactions to meet its investment objective. In addition, if USL exceeds accountability levels on either the NYMEX or ICE Futures, and is required by such exchanges to reduce its holdings, such reduction could potentially cause a tracking error between the price of USL’s shares and the average of the prices of the Benchmark Oil Futures Contracts.

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

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. COVID-19 resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, loss of employment, supply chain disruptions, and lower consumer and institutional demand for goods and services, as well as general concern and uncertainty. The spread of COVID-19 had a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment were impacted by the outbreak and government and other measures seeking to contain its spread. COVID-19 had a material adverse impact on the crude oil markets and oil futures markets to the extent economic activity and the use of crude oil continues to be curtailed, which in turn had a significant adverse effect on the prices of Oil Futures Contracts, including the Benchmark Oil Futures Contracts, and Other Oil-Related Investments. Infectious disease outbreaks like COVID-19 may arise in the future and could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to such an outbreak, including the potential for significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by USL. Public health crises caused by infectious disease outbreaks may exacerbate other pre-existing political, social and economic risks in certain countries or globally and their duration cannot be determined with certainty.

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

Price Movements

Crude oil futures prices were volatile during the three months ended March 31, 2024. The average price of the Benchmark Oil Futures Contracts started the period at $71.39 per barrel. The high of the period was on March 28, 2024 when the average price reached $79.10 per barrel. The average low for the period was on January 2, 2024, which was $70.37 per barrel. The period ended with the average price of the Benchmark Oil Futures Contracts at $79.10 per barrel, an increase of approximately 10.80% over the period. USL’s per share NAV began the period at $35.23 and ended the period at $39.99 on March 31, 2024, an increase of approximately 13.51% over the period. The average Benchmark Oil Futures Contracts prices listed above began with the February 2024 to January 2025 contracts and ended with the May 2024 to April 2025 contracts. The increase of approximately 10.80% on the average price of the Benchmark Oil Futures Contracts listed above is a hypothetical return only and would not actually be realized by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USL seeks to track, which are more fully described below in the section titled “Tracking USL’s Benchmark.”

During the three months ended March 31, 2024, the crude oil futures market experienced states of both mild contango and strong backwardation. On days when the market was in contango the price of the near month crude Oil Futures Contract is lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market is in backwardation, the price of the near month crude Oil Futures Contract is higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Results of Operations and the Crude Oil Market

Results of Operations. As of March 31, 2024, USL had 1,600,000 shares outstanding. On April 28, 2023, the SEC declared effective a registration statement filed by USL that registered an unlimited number of shares. As a result, USL has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by USL than are outstanding due to the redemption of shares.

As of March 31, 2024, USL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company, Inc., RBC Capital Markets LLC, SG Americas Securities LLC, and Virtu Americas LLC.

For the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Average daily total net assets	$65,939,405	$79,642,634
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$808,385	$772,006
Annualized yield based on average daily total net assets	4.93%	3.93%
Management fee	$98,319	$117,827
Total fees and other expenses excluding management fees	$48,674	$28,466
Total commissions accrued to brokers	$2,061	$2,596
Total commissions as annualized percentage of average total net assets	0.01%	0.01%

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

Average interest rates earned on short-term investments held by USL, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. As a result, the amount of income earned by USL as a percentage of average daily total net assets was higher during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was due primarily to an increase in professional fees.

The decrease in total commissions accrued to brokers for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was due primarily to a lower number of Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended March 31, 2024, the average daily change in the Benchmark Oil Futures Contracts was 0.245%, while the average daily change in the per share NAV of USL over the same time period was 0.262%. The average daily difference was 0.017% (or 1.7 basis points, where 1 basis point equals 1/100 of 1)%, meaning that over this time period USL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USL’s shares to the public on December 6, 2007 to March 31, 2024, the average daily change in the Benchmark Oil Futures Contracts was 0.017%, while the average daily change in the per share NAV of USL over the same time period was 0.017%. The average daily difference was 0.00% (or 0.0 basis points, where 1 basis point equals 1/100 of 1)%, meaning that over this time period USL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in USL’s NAV and the changes in the Benchmark Oil Futures Contracts. The first chart below shows the daily movement of USL’s per share NAV versus the daily movement of the Benchmark Oil Futures Contracts for the 30 valuation day period ended March 31, 2024, the last trading day in March. The second chart below shows the monthly total returns of USL as compared to the monthly value of the Benchmark Oil Futures Contracts for the five years ended March 31, 2024.

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

For the three months ended March 31, 2024, the actual total return of USL as measured by changes in its per share NAV was 13.51%. This is based on an initial per share NAV of $35.23 as of December 31, 2023 and an ending per share NAV as of March 31, 2024 of $39.99. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $39.60 as of March 31, 2024, for a total return over the relevant time period of 12.40%. The difference between the actual per share NAV total return of USL of 13.51% and the expected total return based on the Benchmark Oil Futures Contracts of 12.40% was a difference over the time period of 1.11%, which is to say that USL’s actual total return outperformed its benchmark by that percentage. USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USL to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contracts.

By comparison, for the three months ended March 31, 2023, the actual total return of USL as measured by changes in its per share NAV was (4.74)%. This was based on an initial per share NAV of $35.45 as of December 31, 2022 and an ending per share NAV as of March 31, 2023 of $33.77. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $33.51 as of March 31, 2023, for a total return over the relevant time period of (5.47)%. The difference between the actual per share NAV total return of USL of (4.74)% and the expected total return based on the Benchmark Oil Futures Contracts of (5.47)% was a difference over the time period of 0.73%, which is to say that USL’s actual total return outperformed its benchmark by that percentage. USL incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USL to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contracts.

There are three factors that typically have impacted or are most likely to impact USL’s ability to accurately track its Benchmark Oil Futures Contracts in addition to the foregoing.

First, USL may buy or sell its holdings in the then current Benchmark Oil Futures Contracts at a price other than the closing settlement price of that contract on the day during which USL executes the trade. In that case, USL may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Oil Futures Contracts, which could cause the changes in the daily per share NAV of USL to either be too high or too low relative to the daily changes in the average of the prices of the Benchmark Oil Futures Contracts. During the three months ended March 31, 2024, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USL to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USL’s attempt to track the Benchmark Oil Futures Contracts.

Second, USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USL to track slightly lower than daily changes in the average of the prices of the Benchmark Oil Futures Contracts. At the same time, USL earns dividend and interest income on its cash, cash equivalents and Treasuries. USL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2024. Interest payments, and any other income, were retained within the portfolio and added to USL’s NAV. When this income exceeds the level of USL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USL will realize a net yield that will tend to cause daily changes in the per share NAV of USL to track slightly higher than daily changes in the average of the prices of the Benchmark Oil Futures Contracts. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contracts. USCF anticipates that interest rates may continue to stagnate over the near It is anticipated that fees and expenses paid by USL may continue to be lower than interest earned by USL. As such, USCF anticipates that USL could possibly outperform its benchmark so long as interest earned is greater than fees and expenses paid by USL.

Third, USL may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contracts’ total return movements. In that case, the error in tracking the Benchmark Oil Futures Contracts could result in daily changes in the per share NAV of USL that are either too high, or too low, relative to the daily changes in the average of the prices of the Benchmark Oil Futures Contracts. During the three months ended March 31, 2024, USL did not hold any Other Oil-Related Investments. If USL increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, USL may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place somewhat less often than contango since oil futures trading started in 1983. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained primarily in contango until 2013. In late 2014, global crude oil inventories grew rapidly after OPEC voted to defend its market share against U.S. shale-oil producers, resulting in another multi-year period during which the crude oil market remained primarily in contango. In March 2020, contango dramatically increased and reached historic levels during the economic crisis arising from the COVID-19 pandemic, related supply chain disruptions and disputes among oil producing countries over the potential limits on the production of crude oil, and a corresponding collapse in demand for crude oil and a lack of on-land storage for crude oil. This level of contango was due to significant market volatility that occurred in crude oil markets as well as oil futures markets. Crude oil prices collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. Eventually, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. The supply cut along with the partial reopening of economies during the third quarter of 2020 reduced some of the unprecedented volatility that oil markets experienced in the Spring of 2020. Likewise, contango returned to moderate levels in May of 2020. During the three months ended March 31, 2024, crude oil futures were in a state of contango as measured by the difference between the front month and the second month contract.

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

Periods of contango or backwardation do not materially impact USL’s investment objective of having the daily percentage changes in its per share NAV track the daily percentage changes in the average of the prices of the Benchmark Oil Futures Contracts. This is because the impact of backwardation and contango tend to equally impact the daily percentage changes in price of both USL’s shares and the Benchmark Oil Futures Contracts. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods. Contango may persist for the foreseeable future, potentially at extreme levels at times, as a result of the ongoing uncertainty in the wake of the COVID-19 crisis.

Crude Oil Market. During the three months ended March 31, 2024, the average price of the Benchmark Oil Futures Contracts traded in a range between $70.37 to $79.10. The average price of the Benchmark Oil Futures Contracts increased 10.80% from the end of 2022 through March 31, 2024 finishing the quarter at $79.10.

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

Bullish fundamentals for crude oil prices were in place when Russia invaded Ukraine in February of 2022, causing the United States and other countries and certain international organizations to impose broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response. The Russia - Ukraine war, sanctions and the corresponding disruption in the supply of Russian oil, have resulted in significant volatility in the oil markets, particularly in early March when WTI crude oil briefly rose to over $123.70 per barrel on March 8, 2022 then fell back to $95.04 per barrel on March 16, 2022, before rising and the falling again to end the first quarter of 2022 at $100.28 per barrel. A bullish trend for crude oil emerged from mid-April through early June 2022 when WTI crude oil again topped $120 per barrel before, once again, giving up gains to end the fourth quarter of 2022 at $80.26.

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

According to the U.S. Department of Energy, global crude oil demand was roughly in-line with supply during January and March of 2024 and exceeded supply by over one million barrels per day (mbd) in February of 2024.  U.S. crude oil production was volatile in the winter months, dropping to as low as 12.3 mbd before recovering to match 2023's record 13.3 mbd in February.  Production declined again in March 2024 to end the quarter at 13.1 mbd. OPEC crude production has mostly declined since late 2022 and fell again in the first quarter of 2024 to 26.85 mbd.  Russia and OPEC have still not returned to pre-pandemic production levels, while the U.S. has become the world's largest crude oil producing nation. OPEC has fiercely supported prices with voluntary cuts by and production quotas on member nations over the last several years. In November 2023 and April 2024, OPEC and cooperating countries agreed to  extension of voluntary cuts and expansion of collective curbs that amounted to 2.2 mbd until at least the end of June 2024. Looking ahead, if OPEC's strategic focus shifts from price support to market share defense, prices could come under pressure. Conversely, demand for crude oil has increased since the onset of the pandemic in 2020. According to the U.S. Department of Energy, crude oil consumption reached an all-time high at the end of 2023 and is expected to continue increasing through 2025 at least. However, growth forecasts from the U.S. Energy Information Administration (EIA) and the International Energy Agency (IEA) have declined from more optimistic projections earlier in 2023. Nevertheless, ongoing demand growth during a time when OPEC continues to restrain supply could lead to stable or higher prices over time. Supply constraints, worker shortages, infrastructure and manufacturing energy usage, the Russia-Ukraine war, the terror attacks by Hamas on Israel, the Israel/Iran conflict, and other conflict in the Middle East, and other geopolitical tensions, political unrest, and attacks or threats of attack by terrorists, are other factors that could contribute to future increases in crude oil prices. Conversely, changes in OPEC policy, further non-OPEC production growth, and any sluggishness in the global economy could weigh on prices.

Geopolitical risk remains particularly high in 2024. The Russia-Ukraine war and Middle East conflict have the potential to create further supply disruptions and sanctions, which could lead to further volatility. However, if a resolution to the conflicts were to occur, volatility could decrease and prices could decline somewhat in a short period of time. Even short-term changes in perceived geopolitical risk can cause the market to change swiftly.  Crude oil prices may also be highly reactive to developments as global buyers and sellers of crude reposition their relationships.

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

For the ten-year time period between March 31, 2014 and March 31, 2024, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 10 Years

	Large Cap US Equities	US Gov’t Bonds	Global Equities	Unleaded	Heating	Natural	Crude
Correlation Matrix 10 Years	(S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	0.094	0.978	0.467	0.211	0.109	0.358
US Gov’t Bonds (BEUSG4 Index)		1.000	0.106	(0.192)	(0.410)	(0.183)	(0.261)
Global Equities (FTSE World Index)			1.000	0.515	0.260	0.072	0.410
Unleaded Gasoline				1.000	0.641	0.085	0.751
Heating Oil					1.000	0.103	0.747
Natural Gas						1.000	0.057
Crude Oil							1.000
Source: Bloomberg, NYMEX

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 1 Year

	Large Cap US Equities	US Gov’t Bonds	Global Equities	Unleaded	Heating	Natural	Crude
Correlation Matrix 1 Year	(S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	0.612	0.986	0.496	(0.074)	(0.423)	(0.047)
US Gov’t Bonds (BEUSG4 Index)		1.000	0.661	0.237	(0.365)	(0.593)	(0.287)
Global Equities (FTSE World Index)			1.000	0.464	(0.057)	(0.434)	0.006
Unleaded Gasoline				1.000	0.256	(0.421)	0.396
Heating Oil					1.000	0.019	0.793
Natural Gas						1.000	(0.008)
Crude Oil							1.000
Source: Bloomberg, NYMEX

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

The correlations between crude oil, natural gas, diesel-heating oil and gasoline are relevant because USCF endeavors to invest USL’s assets in Oil Futures Contracts and Other Oil-Related Investments so that the daily changes in percentage terms in USL’s per share NAV correlate as closely as possible with daily changes in percentage terms in the averages of the prices of the Benchmark Oil Futures Contracts. If certain other fuel-based commodity futures contracts do not closely correlate with the crude-oil futures contracts, then their use could lead to greater tracking error. As noted above, USCF also believes that the changes in percentage terms in the average of the prices of the Benchmark Oil Futures Contracts will closely correlate with changes in percentage terms in the spot price of light, sweet crude oil.

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

USL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USL has allocated substantially all of its net assets to trading in Oil Interests. USL invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USL’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USL’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from USL’s investments in money market funds and Treasuries is paid to USL. During the three months ended March 31, 2024, USL’s expenses did not exceed the income USL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2024, USL did not use other assets to pay expenses. To the extent income exceeds expenses, USL’s NAV will be positively impacted.

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

USL’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USL from promptly liquidating its positions in Oil Futures Contracts. During the three months ended March 31, 2024, USL did not purchase or liquidate any of its positions while daily limits were in effect; however, USL cannot predict whether such an event may occur in the future.

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

As of March 31, 2024, USL held cash deposits and investments in Treasuries and money market funds in the amount of $58,769,169 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USL’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2024, USL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USL. While USL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USL’s financial position.

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

As of March 31, 2024, USL’s portfolio held 809 Crude Oil Futures CL Contracts traded on the NYMEX. As of March 31, 2024, USL did not hold any Futures Contracts traded on the ICE Futures. For a list of USL’s current holdings, please see USL’s website at www.uscfinvestments.com.

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

During the three-month reporting period ended March 31, 2024, USL did not limit its derivatives activities to Oil Futures Contracts EFRP transactions.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in USL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 29, 2024 (the “Form 10-K”), except for the following:

Geopolitical risk, including as a result of the Russia-Ukraine war and Middle East conflict, has the potential to create further supply disruptions and sanctions, which could lead to further volatility.

The Russia-Ukraine war and sanctions brought by the United States and other countries against Russia and others, the terror attacks by Hamas on Israel and ensuing conflict in the Middle East, and other geopolitical tensions, political unrest, and attacks or threats of attack by terrorists, are factors that could contribute to supply constraints, worker shortages, infrastructure and manufacturing energy usage and increase volatility in certain commodity prices. The Russia-Ukraine war and sanctions have adversely impacted and are expected to continue to adversely impact the economies of Russia and Ukraine. In addition, the Russia-Ukraine war and the Middle East conflict, any sanctions, future market or supply disruptions, and the potential for wider conflicts may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and could lead to further volatility, including in the markets for commodities, commodity futures, and the NAV or share price of USL. However, if a resolution to the conflicts were to occur, volatility could decrease and prices could decline in a short period of time. The longer-term impact on commodities and futures prices, including the prices of the Benchmark Futures Contracts, is difficult to predict and depends on a number of factors that may have a negative impact on USL in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	USL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USL redeemed 6 baskets (comprising 300,000 shares) during the first quarter of the year ending December 31, 2023. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2024:

Issuer Purchases of Equity Securities

	Total Number of	Average Price Per
Period	Shares Redeemed	Share
1/1/24 to 1/31/24	100,000	$35.14
2/1/24 to 2/29/24	50,000	$37.72
3/1/24 to 3/31/24	150,000	$38.80
Total	300,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended March 31, 2024.

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

Date: May 9, 2024

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 9, 2024