Form 10-Q
period 2024-09-30
United States 12 Month Oil Fund, LP
filed 2024-11-08
CIK 1405528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2024.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33859

United States 12 Month Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431897
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 1,500,000 outstanding shares as of October 28, 2024.

United States 12 Month Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Financial Condition

At September 30, 2024 (Unaudited) and December 31, 2023

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents (at cost $36,915,146 and $23,541,880, respectively) (Notes 2 and 5)	$36,915,146	$23,541,880
Equity in trading accounts:
Cash and cash equivalents (at cost $20,767,048 and $45,391,063, respectively)	20,767,048	45,391,063
Unrealized gain (loss) on open commodity futures contracts	(3,861,432)	(2,062,789)
Dividends receivable	81,283	102,433
Interest receivable	134,236	187,110
Prepaid license fees	—	551
Prepaid insurance	5,378	2,240

Total Assets	$54,041,659	$67,162,488

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	$26,611	$35,672
Professional fees payable	123,099	175,934
Brokerage commissions payable	12,602	12,602
Directors’ fees payable	1,485	1,499
License fees payable	6,471	—

Total Liabilities	170,268	225,707

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	53,871,391	66,936,781
Total Partners’ Capital	53,871,391	66,936,781

Total Liabilities and Partners’ Capital	$54,041,659	$67,162,488

Limited Partners’ shares outstanding	1,500,000	1,900,000
Net asset value per share	$35.91	$35.23
Market value per share	$35.93	$35.11

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2024

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
	Notional	Number of	Commodity	% of Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL November 2024 contracts, expiring October 2024	$4,991,950	67	$(424,560)	(0.79)
NYMEX WTI Crude Oil Futures CL December 2024 contracts, expiring November 2024	5,070,590	67	(530,000)	(0.98)
NYMEX WTI Crude Oil Futures CL January 2025 contracts, expiring December 2024	4,829,530	67	(307,030)	(0.57)
NYMEX WTI Crude Oil Futures CL February 2025 contracts, expiring January 2025	4,715,140	67	(204,700)	(0.38)
NYMEX WTI Crude Oil Futures CL March 2025 contracts, expiring February 2025	4,759,430	67	(257,030)	(0.48)
NYMEX WTI Crude Oil Futures CL April 2025 contracts, expiring March 2025	4,837,960	67	(341,590)	(0.63)
NYMEX WTI Crude Oil Futures CL May 2025 contracts, expiring April 2025	5,070,810	67	(580,470)	(1.08)
NYMEX WTI Crude Oil Futures CL June 2025 contracts, expiring May 2025	4,809,850	66	(392,470)	(0.73)
NYMEX WTI Crude Oil Futures CL July 2025 contracts, expiring June 2025	4,737,292	67	(260,352)	(0.48)
NYMEX August 2025 contracts, expiring July 2025	4,991,550	67	(521,310)	(0.97)
NYMEX WTI Crude Oil Futures CL September 2025 contracts, expiring August 2025	4,578,040	67	(113,830)	(0.21)
NYMEX October 2025 contracts, expiring September 2025	4,319,730	66	71,910	0.13
Total Open Futures Contracts*	$57,711,872	802	$(3,861,432)	(7.17)

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 5.22%#	19,630,000	$19,630,000	36.44
Total United States Money Market Funds		$19,630,000	36.44

*Collateral amounted to $20,767,048 on open commodity futures contracts.

#Reflects the 7-day yield at September 30, 2024.

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

United States 12 Month Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2024 and 2023

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(281,925)	$1,350,855	$2,049,051	$(4,223,415)
Change in unrealized gain (loss) on open commodity futures contracts	(7,305,767)	13,360,465	(1,798,643)	11,897,155
Dividend income	254,564	395,078	769,080	762,874
Interest income	472,760	541,806	1,563,208	1,790,926
ETF transaction fees	700	2,100	2,800	7,000
Total Income (Loss)	$(6,859,668)	$15,650,304	$2,585,496	$10,234,540

Expenses
General Partner management fees (Note 3)	$87,744	$116,147	$280,879	$348,403
Professional fees	82,680	25,800	162,207	50,664
Brokerage commissions	1,914	2,105	5,710	7,029
Directors’ fees and insurance	4,991	9,750	14,391	31,211
License fees	2,194	2,904	7,021	8,710
Total Expenses	$179,523	156,706	$470,208	446,017
Net Income (Loss)	$(7,039,191)	$15,493,598	$2,115,288	$9,788,523
Net Income (Loss) per limited partner share	$(4.63)	$7.36	$0.68	$4.61
Net Income (Loss) per weighted average limited partner share	$(4.63)	$7.49	$1.30	$4.38
Weighted average limited partner shares outstanding	1,521,196	2,067,935	1,630,657	2,234,615

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Changes in Partners’ Capital (Unaudited)

For the three and nine months ended September 30, 2024 and 2023

	Limited Partners*
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Balances at beginning of period	$64,871,284	$73,564,080	$66,936,781	$83,308,332
Addition of –, –, – and 450,000 partnership shares, respectively	—	—	—	15,100,042
Redemption of (100,000), (350,000), (400,000) and (900,000) partnership shares, respectively	(3,960,702)	(12,952,418)	(15,180,678)	(32,091,637)
Net income (loss)	(7,039,191)	15,493,598	2,115,288	9,788,523

Balances at end of period	$53,871,391	$76,105,260	$53,871,391	$76,105,260

*General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2024 and 2023

	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023
Cash Flows from Operating Activities:
Net income (loss)	$2,115,288	$9,788,523
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	1,798,643	(11,897,155)
(Increase) decrease in dividends receivable	21,150	(27,590)
(Increase) decrease in interest receivable	52,874	(12,465)
(Increase) decrease in prepaid other	551	379
(Increase) decrease in prepaid insurance	(3,138)	2,157
(Increase) decrease in ETF transaction fees receivable	—	350
Increase (decrease) in payable due to Broker	—	1,052,651
Increase (decrease) in General Partner management fees payable	(9,061)	(7,577)
Increase (decrease) in professional fees payable	(52,835)	(151,292)
Increase (decrease) in directors’ fees payable	(14)	(333)
Increase (decrease) in license fees payable	6,471	—
Net cash provided by (used in) operating activities	3,929,929	(1,252,352)

Cash Flows from Financing Activities:
Addition of partnership shares	—	15,100,042
Redemption of partnership shares	(15,180,678)	(35,636,787)
Net cash provided by (used in) financing activities	(15,180,678)	(20,536,745)

Net Increase (Decrease) in Cash and Cash Equivalents	(11,250,749)	(21,789,097)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	68,932,943	90,074,519
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$57,682,194	$68,285,422

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$36,915,146	$26,389,394
Equity in Trading Accounts:
Cash and cash equivalents	20,767,048	41,896,028
Total Cash, Cash Equivalents and Equity in Trading Accounts	$57,682,194	$68,285,422

See accompanying notes to condensed financial statements.

United States 12 Month Oil Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended September 30, 2024

NOTE 1 — ORGANIZATION AND BUSINESS

The United States 12 Month Oil Fund, LP (“USL”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007. USL is a commodity pool that issues limited partnership interests (“shares”) traded on the NYSE Arca, Inc. (the “NYSE Arca”). USL’s shares began trading on December 6, 2007. Prior to November 25, 2008, USL’s shares traded on the American Stock Exchange (the “AMEX”). USL will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Third Amended and Restated Agreement of Limited Partnership dated as of December 15, 2017 (as amended from time to time, the “LP Agreement”), which grants full management and control to its General Partner, United States Commodity Funds LLC (“USCF”).

The investment objective of USL is for the daily changes in percentage terms of its per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the average of the prices of specified short-term futures contracts on light, sweet crude oil called the “Benchmark Oil Futures Contracts,” plus interest earned on USL’s collateral holdings, less USL’s expenses. The Benchmark Oil Futures Contracts are the futures contracts on light, sweet crude oil as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted. USL seeks to achieve its investment objective by investing so that the average daily percentage change in USL’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the average of the prices of the Benchmark Oil Futures Contracts over the same period. As a result, investors should be aware that USL would meet its investment objective even if there are significant deviations between changes in its daily NAV and changes in the daily prices of the Benchmark Oil Futures Contracts, provided that the average daily percentage change in USL’s NAV over 30 successive valuation days is within plus/minus ten percent (10%) of the average daily percentage change in the prices of the Benchmark Oil Futures Contracts over the same period.

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

This is because natural market forces called contango and backwardation may impact and have impacted the total return on an investment in USL’s shares during the past year relative to a hypothetical direct investment in crude oil and, in the future, it is likely that the relationship between the market price of USL’s shares and changes in the spot prices of light, sweet crude oil will continue to be impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing crude oil, which could be substantial.)

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

As of September 30, 2024, USL held 802 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures.

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

In accordance with U.S. GAAP, USL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USL files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USL is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USL recording a tax liability that reduces net assets. However, USL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2024.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2024.

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

Ongoing Registration Fees and Other Offering Expenses

USL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2024 and 2023, USL did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

USL is responsible for paying its portion of the directors’ and officers’ liability insurance for USL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USL and the Related Public Funds. USL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2024 are estimated to be a total of $20,000 for USL and, in the aggregate for USL and the Related Public Funds, $945,000.

Licensing Fees

As discussed in Note 4 below, USL entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USL and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2024 and 2023, USL incurred $7,021 and $8,710, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USL’s audit expenses and tax accounting and reporting requirements are paid by USL. These costs are estimated to be $200,000 for the year ending December 31, 2024. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

Brokerage and Futures Commission Merchant Agreements

USL entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as USL’s FCM effective October 10, 2013. USL has engaged each of Marex North America, LLC, formerly RCG Division of Marex Spectron (“MNA”), Marex Capital Markets, Inc., formerly E D & F Man Capital Markets Inc. (“MCM”), Macquarie Futures USA LLC (“MFUSA”) and ADM Investor Services, Inc. (“ADMIS”) to serve as additional FCMs to USL effective on May 28, 2020, June 5, 2020, December 3, 2020 and August 8, 2023, respectively. The agreements with USL’s FCMs require the FCMs to provide services to USL in connection with the purchase and sale of Oil Futures Contracts and Other Oil-Related Investments that may be purchased and sold by or through the applicable FCM for USL’s account. In accordance with the FCM agreements, USL pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Oil Futures Contracts and options on Oil Futures Contracts. Such fees include those incurred when purchasing Oil Futures Contracts and options on Oil Futures Contracts when USL issues shares as a result of a Creation Basket, as well as fees incurred when selling Oil Futures Contracts and options on Oil Futures Contracts when USL redeems shares as a result of a Redemption Basket. Such fees are also incurred when Oil Futures Contracts and options on Oil Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. USL also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023
Total commissions accrued to brokers	$5,710	$7,029
Total commissions as annualized percentage of average total net assets	0.01%	0.01%

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was due primarily to a lower number of crude oil futures contracts being held and traded.

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

Significant market volatility has recently occurred in the crude oil markets and the crude oil futures markets. Such volatility is attributable in part to the COVID-19 pandemic, related supply chain disruptions, war, including the Russia-Ukraine war, political unrest, attacks or threats of attack by terrorists, conflicts in the Middle East, and continuing disputes among natural gas-producing countries. These and other factors could cause continuing or increased volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by USL and the impact of which could limit USL’s ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contracts. In such a circumstance, USL could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Oil Futures Contracts and/or Other Oil-Related Investments, such as OTC swaps.

All of the futures contracts held by USL through September 30, 2024 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USL’s cash in money market funds that seek to maintain a stable per share NAV. USL is exposed to any risk of loss associated with an investment in such money market funds and Treasuries. As of September 30, 2024 and December 31, 2023, USL held investments in money market funds in the amounts of $19,630,000 and $22,130,000, respectively. USL also holds cash deposits with its custodian. As of September 30, 2024 and December 31, 2023, USL held cash deposits in the amounts of $38,052,194 and $46,802,943 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should USL’s custodian and/or FCMs cease operations.

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

For the nine months ended September 30, 2024 and 2023, the monthly average volume of open future contract notional value was $61,651,364 and $79,454,840, respectively.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and nine months ended September 30, 2024 and 2023 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$40.54	$32.70	$35.23	$35.45
Total income (loss)	(4.51)	7.44	0.97	4.81
Total expenses	(0.12)	(0.08)	(0.29)	(0.20)
Net increase (decrease) in net asset value	(4.63)	7.36	0.68	4.61
Net asset value, end of period	$35.91	$40.06	$35.91	$40.06

Total Return	(11.42)%	22.51%	1.93%	13.00%

Ratios to Average Net Assets
Total income (loss)	(11.79)%	20.38%	4.13%	13.18%
Management fees#	0.60%	0.60%	0.60%	0.60%
Total expenses excluding management fees#	0.63%	0.21%	0.40%	0.17%
Net income (loss)	(12.10)%	20.17%	3.38%	12.61%

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

The following table summarizes the valuation of USL’s securities at September 30, 2024 using the fair value hierarchy:

At September 30, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$19,630,000	$19,630,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(3,861,432)	(3,861,432)	—	—

The following table summarizes the valuation of USL’s securities at December 31, 2023 using the fair value hierarchy:

At December 31, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$22,130,000	$22,130,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(2,062,789)	(2,062,789)	—	—

Effective January 1, 2009, USL adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of	Fair Value at	Fair Value at
	Financial	September 30,	December 31,
Derivatives not Accounted for as Hedging Instruments	Condition Location	2024	2023
Futures — Commodity Contracts	Unrealized gain(loss) on open commodity futures contracts	$(3,861,432)	$(2,062,789)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended		For the nine months ended
		September 30, 2024		September 30, 2023
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
	Gain (Loss)	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
	on Derivatives	on Derivatives	Derivatives	on Derivatives	Derivatives
	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Derivatives not Accounted for as Hedging Instruments	Income	Income	Income	Income	Income
Futures — Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$2,049,051		$(4,223,415)

	Change in unrealized gain (loss) on open commodity futures contracts		$(1,798,643)		$11,897,155

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

Introduction

USL, a Delaware limited partnership, is a commodity pool that issues shares that are traded on the NYSE Arca. The investment objective of USL is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes, in percentage terms, of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the average of the prices of 12 futures contracts for light, sweet crude oil traded on the NYMEX that is the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months, (the “Benchmark Oil Futures Contracts”), plus interest earned on USL’s collateral holdings, less USL’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted. USL seeks to achieve its investment objective by investing so that the average daily percentage in USL’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Oil Futures Contracts over the same period. As a result, investors should be aware that USL would meet its investment objective even if there are significant deviations between changes in its daily NAV and changes in the daily prices of the Benchmark Oil Futures Contracts, provided that the average daily percentage change in USL’s NAV over 30 successive valuation days is within plus/minus ten percent (10%) of the average daily percentage change in the prices of the Benchmark Oil Futures Contracts over the same period.

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

As of September 30, 2024, USL held 802 futures contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures. For the nine months ended September 30, 2024, USL did not exceed the accountability levels imposed by the NYMEX or ICE Futures, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and USL did not reduce the number of Oil Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USL will run up against such position limits because USL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during a one day each month. The foregoing accountability levels and position limits are subject to change. For the nine months ended September 30, 2024, USL did not exceed any position limits.

Federal Position Limits

Part 150 of the CFTC’s regulations (the “Position Limits Rule”) establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts that all market participants must comply with, with certain exemptions. Certain of the Benchmark Futures Oil Contracts are subject to position limits under the Position Limits Rule, and USL’s trading does not qualify for an exemption therefrom. Accordingly, the Position Limits Rule could inhibit USL’s ability to invest in the relevant Benchmark Oil Futures Contracts and thereby could negatively impact the ability of USL to meet its investment objective.

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

Infectious disease outbreaks like COVID-19 could negatively affect USL and the valuation and performance of USL’s investments.

Infectious disease outbreaks like the COVID-19 pandemic may arise in the future and could adversely affect USL and, more generally, individual issuers and capital markets, in ways that cannot necessarily be foreseen. For example, COVID-19 resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, loss of employment, supply chain disruptions, and lower consumer and institutional demand for goods and services, as well as general concern and uncertainty. The COVID-19 pandemic that occurred in 2020 had a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment were impacted by the outbreak and government and other measures seeking to contain COVID-19's spread.

An infectious disease outbreak may arise in the future and could have the same or similar effects as the COVID-19 pandemic, or different effects that cannot be foreseen. Moreover, as was the case with the COVID-19 pandemic, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to an infectious disease outbreak, including the potential for significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by USL. Public health crises caused by infectious disease outbreaks may exacerbate other pre-existing political, social and economic risks in certain countries or globally and their duration cannot be determined with certainty.

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

Price Movements

Crude oil futures prices were volatile during the nine months ended September 30, 2024. The average price of the Benchmark Oil Futures Contracts started the period at $71.39 per barrel. The high of the period was on April 5, 2024 when the average price reached $82.01 per barrel. The average low for the period was on September 10, 2024, which was $64.14 per barrel. The period ended with the average price of the Benchmark Oil Futures Contracts at $67.14 per barrel, an decrease of approximately (5.95)% over the period. USL’s per share NAV began the period at $35.23 and ended the period at $35.91 on September 30, 2024, an increase of approximately 1.93% over the period. The average Benchmark Oil Futures Contracts prices listed above began with the February 2024 to January 2025 contracts and ended with the November 2024 to October 2025 contracts. The decrease of approximately (5.95)% on the average price of the Benchmark Oil Futures Contracts listed above is a hypothetical return only and would not actually be realized by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USL seeks to track, which are more fully described below in the section titled “Tracking USL’s Benchmark.”

During the nine months ended September 30, 2024, the crude oil futures market experienced states of both mild contango and strong backwardation. On days when the market was in contango the price of the near month crude Oil Futures Contract is lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market is in backwardation, the price of the near month crude Oil Futures Contract is higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Results of Operations and the Crude Oil Market

Results of Operations. As of September 30, 2024, USL had 1,500,000 shares outstanding. On April 28, 2023, the SEC declared effective a registration statement filed by USL that registered an unlimited number of shares. As a result, USL has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by USL than are outstanding due to the redemption of shares.

As of September 30, 2024, USL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Company, Jane Street Capital LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company, Inc., RBC Capital Markets LLC, SG Americas Securities LLC, and Virtu Americas LLC.

For the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023
Average daily total net assets	$62,536,322	$77,635,612
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$2,332,288	$2,553,800
Annualized yield based on average daily total net assets	4.98%	4.40%
Management fee	$280,879	$348,403
Total fees and other expenses excluding management fees	$189,329	$97,614
Total commissions accrued to brokers	$5,710	$7,029
Total commissions as annualized percentage of average total net assets	0.01%	0.01%

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

Average interest rates earned on short-term investments held by USL, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. As a result, the amount of income earned by USL as a percentage of average daily total net assets was higher during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was due primarily to an increase in professional fees and lower brokerage commissions.

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was due primarily to a lower number of Oil Futures Contracts being held and traded.

For the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

	Three months ended	Three months ended
	September 30, 2024	September 30, 2023
Average daily total net assets	$58,163,742	$76,799,745
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$727,324	$936,884
Annualized yield based on average daily total net assets	4.97%	4.84%
Management fee	$87,744	$116,147
Total fees and other expenses excluding management fees	$91,779	$40,559
Total commissions accrued to brokers	$1,914	$2,105
Total commissions as annualized percentage of average total net assets	0.01%	0.01%

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

Average interest rates earned on short-term investments held by USL, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. As a result, the amount of income earned by USL as a percentage of average daily total net assets was higher during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was due primarily to a increase in professional fees and lower brokerage commissions.

The decrease in total commissions accrued to brokers for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was due primarily to a lower number of Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended September 30, 2024, the average daily change in the Benchmark Oil Futures Contracts was (0.243)%, while the average daily change in the per share NAV of USL over the same time period was (0.228)%. The average daily difference was 0.015% (or 1.5 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USL’s shares to the public on December 6, 2007 to September 30, 2024, the average daily change in the Benchmark Oil Futures Contracts was 0.014%, while the average daily change in the per share NAV of USL over the same time period was 0.014%. The average daily difference was 0.00% (or 0% basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in USL’s NAV and the changes in the Benchmark Oil Futures Contracts. The first chart below shows the daily movement of USL’s per share NAV versus the daily movement of the Benchmark Oil Futures Contracts for the 30 valuation day period ended September 30, 2024, the last trading day in September. The second chart below shows the monthly total returns of USL as compared to the monthly value of the Benchmark Oil Futures Contracts for the five years ended September 30, 2024.

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

For the nine months ended September 30, 2024, the actual total return of USL as measured by changes in its per share NAV was 1.93%. This is based on an initial per share NAV of $35.23 as of December 31, 2023 and an ending per share NAV as of September 30, 2024 of $35.91. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $34.87 as of September 30, 2024, for a total return over the relevant time period of (1.02)%. The difference between the actual per share NAV total return of USL of 1.93% and the expected total return based on the Benchmark Oil Futures Contracts of (1.02)% was a difference over the time period of 2.95%, which is to say that USL’s actual total return outperformed its benchmark by that percentage. USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USL to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contracts.

By comparison, for the nine months ended September 30, 2023, the actual total return of USL as measured by changes in its per share NAV was 13.00%. This was based on an initial per share NAV of $35.45 as of December 31, 2022 and an ending per share NAV as of September 30, 2023 of $40.06. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $38.98 as of September 30, 2023, for a total return over the relevant time period of 9.96%. The difference between the actual per share NAV total return of USL of 13.00% and the expected total return based on the Benchmark Oil Futures Contracts of 9.96% was a difference over the time period of 3.04%, which is to say that USL’s actual total return outperformed its benchmark by that percentage. USL incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USL to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contracts.

There are three factors that typically have impacted or are most likely to impact USL’s ability to accurately track its Benchmark Oil Futures Contracts in addition to the foregoing.

First, USL may buy or sell its holdings in the then current Benchmark Oil Futures Contracts at a price other than the closing settlement price of that contract on the day during which USL executes the trade. In that case, USL may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Oil Futures Contracts, which could cause the changes in the daily per share NAV of USL to either be higher or lower relative to the daily changes in the average of the prices of the Benchmark Oil Futures Contracts. During the nine months ended September 30, 2024, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USL to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USL’s attempt to track the Benchmark Oil Futures Contracts.

Second, USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USL to track slightly lower than daily changes in the average of the prices of the Benchmark Oil Futures Contracts. At the same time, USL earns dividend and interest income on its cash, cash equivalents and Treasuries. USL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2024. Interest payments, and any other income, were retained within the portfolio and added to USL’s NAV. When this income exceeds the level of USL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USL will realize a net yield that will tend to cause daily changes in the per share NAV of USL to track slightly higher than daily changes in the average of the prices of the Benchmark Oil Futures Contracts. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contracts. USCF anticipates that interest rates may continue to stagnate over the near future. It is anticipated that fees and expenses paid by USL may continue to be lower than interest earned by USL. As such, USCF anticipates that USL could possibly outperform its benchmark so long as interest earned is greater than fees and expenses paid by USL.

Third, USL may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contracts’ total return movements. In that case, the error in tracking the Benchmark Oil Futures Contracts could result in daily changes in the per share NAV of USL that are either too high, or too low, relative to the daily changes in the average of the prices of the Benchmark Oil Futures Contracts. During the nine months ended September 30, 2024, USL did not hold any Other Oil-Related Investments. If USL increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, USL may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place somewhat less often than contango since oil futures trading started in 1983. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained primarily in contango until 2013. In late 2014, global crude oil inventories grew rapidly after OPEC voted to defend its market share against U.S. shale-oil producers, resulting in another multi-year period during which the crude oil market remained primarily in contango. In March 2020, contango dramatically increased and reached historic levels during the economic crisis arising from the COVID-19 pandemic, related supply chain disruptions and disputes among oil producing countries over the potential limits on the production of crude oil, and a corresponding collapse in demand for crude oil and a lack of on-land storage for crude oil. This level of contango was due to significant market volatility that occurred in crude oil markets as well as oil futures markets. Crude oil prices collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. Eventually, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. The supply cut along with the partial reopening of economies during the third quarter of 2020 reduced some of the unprecedented volatility that oil markets experienced in the Spring of 2020. Likewise, contango returned to moderate levels in May of 2020. During the nine months ended September 30, 2024, crude oil futures were in a state of contango as measured by the difference between the front month and the second month contract.

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

Crude Oil Market. During the nine months ended September 30, 2024, the average price of the Benchmark Oil Futures Contracts traded in a range between $64.14 to $82.01. The average price of the Benchmark Oil Futures Contracts decreased (5.95)% from the end of 2023 through September 30, 2024 finishing the quarter at $67.14.

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

Crude oil prices struggled to find direction during the first half of 2023 with seventeen notable price reversals, most of which exceeded $5. Prices rose dramatically in the third quarter of 2023, from approximately $70 to over $90. This strong bull market completely reversed in the fourth quarter and by December crude had plunged back to the $70 to $75 range. U.S. crude oil production growth accelerated in late July and rose until the end of the year, finally surpassing pre-pandemic levels and reaching a record of 13.3 mbd in December 2023.

U.S. crude oil production averaged 13.3 mbd and peaked at a record 13.4 mbd in the third quarter of 2024. OPEC crude production has mostly declined since late 2022. Globally, the U.S. Department of Energy estimates that crude oil demand exceeded supply in the third quarter of 2024. However, the International Energy Agency (IEA) forecasts that world demand for crude oil will rise 1 mbd in 2025 while supply in non-OPEC countries alone will rise by 1.5 mbd. Should the IEA’s forecast prove correct, crude oil prices will largely depend on OPEC’s actions. Russia and OPEC have still not returned to pre-pandemic production levels, while the U.S. has become the world’s largest crude oil producing nation and other oil producing nations have also increased their output. OPEC has fiercely supported prices with voluntary cuts and production quotas over the last several years. In June of 2024, OPEC announced that it would extend 1.65 mbd of previously agreed upon quotas until the end of 2025. OPEC also announced an extension of 2.2 mbd of voluntary cuts by some members until September of 2024, after which these voluntary reductions would be phased out over the following twelve months. Statements by oil ministers, particularly Saudi Arabia, emphasized that OPEC could change its plans if warranted by the data, reflecting the cartel’s current preference for higher prices rather than market share. Indeed, in November, OPEC pushed the extension of voluntary cuts through December of 2024. If OPEC’s strategic focus shifts from price support to market share defense, prices could come under pressure. Even if OPEC continues to postpone the unwinding of its cuts and voluntary quotas, any sluggishness in the global economy could weigh on prices. If the IEA’s forecast proves accurate, OPEC or other producers would have to limit more production to maintain stable prices. Since demand and demand growth remain healthy for now, any new reductions in global output could be bullish for crude prices.

The current geopolitical situation adds complexity to the supply-demand equation. Escalation of the crisis in the Middle East or the Russia-Ukraine war would increase the geopolitical risk premium and volatility in crude prices as these conflicts have the potential to create further supply disruptions and sanctions, as has been apparent during recent escalations between Israel and Iran. Crude oil prices may also be highly reactive to developments if global buyers and sellers of crude reposition relationships more than has already occurred, and which remains a possibility with geopolitical tensions between many nations rising. However, if a resolution to the conflicts were to occur, volatility could decrease, and prices could decline somewhat in a short period of time. Even short-term changes in perceived geopolitical risk can cause the market to change swiftly.

The imminent U.S. presidential election may impact prices, though the president’s influence is more limited than either candidate conveys. The election could briefly affect investor sentiment, but fundamental energy market changes will depend on enacted policies, not campaign promises. Ultimately, any administration’s energy policy is constrained by various factors and external variables like a recession or OPEC policy typically have more impact.

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

For the ten-year time period between September 30, 2014 and September 30, 2024, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 10 Years

	Large Cap US Equities	US Gov’t Bonds	Global Equities	Unleaded	Heating	Natural	Crude
Correlation Matrix 10 Years	(S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	0.112	0.979	0.449	0.204	0.110	0.348
US Gov’t Bonds (BEUSG4 Index)		1.000	0.123	(0.203)	(0.407)	(0.175)	(0.266)
Global Equities (FTSE World Index)			1.000	0.495	0.249	0.073	0.398
Unleaded Gasoline				1.000	0.644	0.044	0.752
Heating Oil					1.000	0.080	0.749
Natural Gas						1.000	0.036
Crude Oil							1.000
Source: Bloomberg, NYMEX

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 1 Year

	Large Cap US Equities	US Gov’t Bonds	Global Equities	Unleaded	Heating	Natural	Crude
Correlation Matrix 1 Year	(S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	0.760	0.984	0.294	(0.219)	(0.355)	(0.179)
US Gov’t Bonds (BEUSG4 Index)		1.000	0.817	0.032	(0.284)	(0.317)	(0.399)
Global Equities (FTSE World Index)			1.000	0.262	(0.265)	(0.410)	(0.217)
Unleaded Gasoline				1.000	0.263	(0.541)	0.560
Heating Oil					1.000	(0.255)	0.841
Natural Gas						1.000	(0.352)
Crude Oil							1.000
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

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. USL’s application of these policies involves judgments and actual results may differ from the estimates used. During the nine-month reporting period ended September 30, 2024, USL limited its OTCs activities to EFRP transactions.Ð_

USCF has evaluated the nature and types of estimates that it makes in preparing USL’s financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and OTC swaps) involves a critical accounting policy. The values which are used by USL for its Oil Futures Contracts are provided by its commodity broker who uses market prices when available, while OTC swaps are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, USL estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

USL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USL has allocated substantially all of its net assets to trading in Oil Interests. USL invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USL’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USL’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from USL’s investments in money market funds and Treasuries is paid to USL. During the nine months ended September 30, 2024, USL’s expenses did not exceed the income USL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2024, USL did not use other assets to pay expenses. To the extent income exceeds expenses, USL’s NAV will be positively impacted.

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

USL’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USL from promptly liquidating its positions in Oil Futures Contracts. During the nine months ended September 30, 2024, USL did not purchase or liquidate any of its positions while daily limits were in effect; however, USL cannot predict whether such an event may occur in the future.

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

As of September 30, 2024, USL held cash deposits and investments in Treasuries and money market funds in the amount of $57,682,194 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USL’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2024, USL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USL. While USL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USL’s financial position.

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

As of September 30, 2024, USL’s portfolio held 802 Crude Oil Futures CL Contracts traded on the NYMEX. As of September 30, 2024, USL did not hold any Futures Contracts traded on the ICE Futures. For a list of USL’s current holdings, please see USL’s website at www.uscfinvestments.com.

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

To reduce the credit risk that arises in connection with such contracts, USL will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association that provides for the netting of its overall exposure to its counterparty, if the counterparty is unable to meet its obligations to USL due to the occurrence of a specified event, such as the insolvency of the counterparty, and requires the posting by each party to cover the mark-to-market exposure of a counterparty to the other counterparty.

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

During the nine-month reporting period ended September 30, 2024, USL limited its OTCs activities to EFRP transactions.

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

The Russia-Ukraine war and sanctions brought by the United States and other countries against Russia and others, the terror attacks by Hamas on Israel and ensuing conflict in the Middle East, and other geopolitical tensions, political unrest, and attacks or threats of attack by terrorists, are factors that could contribute to supply constraints, worker shortages, infrastructure and manufacturing energy usage and increase volatility in certain commodity prices. The Russia-Ukraine war and sanctions have adversely impacted and are expected to continue to adversely impact the economies of Russia and Ukraine. In addition, the Russia-Ukraine war and the Middle East conflict, any sanctions, future market or supply disruptions, and the potential for wider conflicts may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and could lead to further volatility, including in the markets for commodities, commodity futures, and the NAV or share price of USL. However, if a resolution to the conflicts were to occur, volatility could decrease and prices could decline in a short period of time. The longer-term impact on commodities and futures prices, including the prices of the Benchmark Oil Futures Contracts, is difficult to predict and depends on a number of factors that may have a negative impact on USL in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	USL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USL redeemed 2 baskets (comprising 100,000 shares) during the third quarter of the year ending December 31, 2024. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2024:

Issuer Purchases of Equity Securities

	Total Number of	Average Price Per
Period	Shares Redeemed	Share
7/1/24 to 7/31/24	50,000	$41.28
8/1/24 to 8/31/24	50,000	$37.93
9/1/24 to 9/30/24	—	$—
Total	100,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the nine-month period ended September 30, 2024.

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

Date: November 8, 2024

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 8, 2024