Form 10-Q
period 2025-03-31
United States 12 Month Oil Fund, LP
filed 2025-05-09
CIK 1405528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2025.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33859

United States 12 Month Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431897
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 1,200,000 outstanding shares as of May 7, 2025.

United States 12 Month Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

United States 12 Month Oil Fund, LP

Statements of Financial Condition

At March 31, 2025 (Unaudited) and December 31, 2024

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents (at cost $34,068,845 and $31,866,921, respectively) (Notes 2 and 5)	$34,068,845	$31,866,921
Equity in trading accounts:
Cash and cash equivalents (at cost $14,075,399 and $18,058,747, respectively)	14,075,399	18,058,747
Unrealized gain (loss) on open commodity futures contracts	(374,593)	(478,755)
Dividends receivable	71,063	74,940
Interest receivable	88,396	111,757
Prepaid insurance	11,207	2,080

Total Assets	$47,940,317	$49,635,690

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	$23,315	$26,178
Professional fees payable	124,773	170,817
Brokerage commissions payable	12,602	12,602
Directors’ fees payable	1,494	1,389
License fees payable	10,297	8,520

Total Liabilities	172,481	219,506

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	47,767,836	49,416,184
Total Partners’ Capital	47,767,836	49,416,184

Total Liabilities and Partners’ Capital	$47,940,317	$49,635,690

Limited Partners’ shares outstanding	1,250,000	1,300,000
Net asset value per share	$38.21	$38.01
Market value per share	$38.21	$38.02

See accompanying notes to financial statements.

United States 12 Month Oil Fund, LP

Schedule of Investments (Unaudited)

At March 31, 2025

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
	Notional	Number of	Commodity	% of Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL May 2025 contracts, expiring April 2025	$4,315,060	58	$(169,220)	(0.35)
NYMEX WTI Crude Oil Futures CL June 2025 contracts, expiring May 2025	4,188,190	58	(73,090)	(0.15)
NYMEX WTI Crude Oil Futures CL July 2025 contracts, expiring June 2025	4,097,976	58	(19,416)	(0.04)
NYMEX WTI Crude Oil Futures CL August 2025 contracts, expiring July 2025	4,257,160	58	(217,460)	(0.46)
NYMEX WTI Crude Oil Futures CL September 2025 contracts, expiring August 2025	4,038,200	59	32,210	0.07
NYMEX WTI Crude Oil Futures CL October 2025 contracts, expiring September 2025	3,844,235	58	122,385	0.26
NYMEX WTI Crude Oil Futures CL November 2025 contracts, expiring October 2025	4,048,980	58	(111,940)	(0.24)
NYMEX WTI Crude Oil Futures CL December 2025 contracts, expiring November 2025	3,961,320	58	(50,960)	(0.11)
NYMEX WTI Crude Oil Futures CL January 2026 contracts, expiring December 2025	3,905,190	59	48,990	0.10
NYMEX WTI Crude Oil Futures CL February 2026 contracts, expiring January 2026	3,991,592	58	(124,152)	(0.26)
NYMEX WTI Crude Oil Futures CL March 2026 contracts, expiring February 2026	3,858,020	58	(6,820)	(0.01)
NYMEX WTI Crude Oil Futures CL April 2026 contracts, expiring March 2026	3,642,400	58	194,880	0.41
Total Open Futures Contracts*	$48,148,323	698	$(374,593)	(0.78)

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 4.27%#	19,630,000	19,630,000	41.09
Total United States Money Market Funds		$19,630,000	41.09

*Collateral amounted to $14,075,399 on open commodity futures contracts.

#Reflects the 7-day yield at March 31, 2025.

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

United States 12 Month Oil Fund, LP

Statements of Operations (Unaudited)

For the three months ended March 31, 2025 and 2024

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(129,888)	$469,217
Change in unrealized gain (loss) on open commodity futures contracts	104,162	7,140,769
Dividend income	207,538	259,483
Interest income	277,188	548,902
ETF transaction fees	1,050	2,100
Total Income (Loss)	$460,050	$8,420,471

Expenses
General Partner management fees (Note 3)	$71,121	$98,319
Professional fees	37,495	39,763
Brokerage commissions	1,828	2,061
Directors’ fees and insurance	3,763	4,392
License fees	1,778	2,458
Total Expenses	$115,985	$146,993
Net Income (Loss)	$344,065	$8,273,478
Net Income (Loss) per limited partner share	$0.20	$4.76
Net Income (Loss) per weighted average limited partner share	$0.27	$4.67
Weighted average limited partner shares outstanding	1,264,444	1,771,978

See accompanying notes to financial statements.

United States 12 Month Oil Fund, LP

Statements of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2025 and 2024

	Limited Partners*
	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Balances at beginning of period	$49,416,184	$66,936,781
Addition of 50,000 and – partnership shares, respectively	1,900,646	—
Redemption of (100,000) and (300,000) partnership shares, respectively	(3,893,059)	(11,219,976)
Net income (loss)	344,065	8,273,478

Balances at end of period	$47,767,836	$63,990,283

*General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States 12 Month Oil Fund, LP

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2025 and 2024

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Cash Flows from Operating Activities:
Net income (loss)	$344,065	$8,273,478
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(104,162)	(7,140,769)
(Increase) decrease in dividends receivable	3,877	15,563
(Increase) decrease in interest receivable	23,361	(3,819)
(Increase) decrease in prepaid other	—	551
(Increase) decrease in prepaid insurance	(9,127)	(9,698)
Increase (decrease) in General Partner management fees payable	(2,863)	(2,617)
Increase (decrease) in professional fees payable	(46,044)	(78,419)
Increase (decrease) in directors’ fees payable	105	25
Increase (decrease) in license fees payable	1,777	1,907
Net cash provided by (used in) operating activities	210,989	1,056,202

Cash Flows from Financing Activities:
Addition of partnership shares	1,900,646	—
Redemption of partnership shares	(3,893,059)	(11,219,976)
Net cash provided by (used in) financing activities	(1,992,413)	(11,219,976)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,781,424)	(10,163,774)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	49,925,668	68,932,943
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$48,144,244	$58,769,169

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$34,068,845	$38,392,359
Equity in Trading Accounts:
Cash and cash equivalents	14,075,399	20,376,810
Total Cash, Cash Equivalents and Equity in Trading Accounts	$48,144,244	$58,769,169

See accompanying notes to financial statements.

United States 12 Month Oil Fund, LP

Notes to Financial Statements (Unaudited)

For the period ended March 31, 2025

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

In addition, USCF believes that market arbitrage opportunities will cause daily changes in USL’s share price on the NYSE Arca on a percentage basis to closely track daily changes in USL’s per share NAV on a percentage basis. USCF further believes that the daily changes in the average prices of the Benchmark Oil Futures Contracts have historically tracked the daily changes in prices of light, sweet crude oil. USCF believes that the net effect of these relationships will be that the daily changes in the price of USL’s shares on the NYSE Arca on a percentage basis will closely track the daily changes in the spot price of a barrel of light, sweet crude oil on a percentage basis, plus interest earned on USL’s collateral holdings,less USL’s expenses.

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

As of March 31, 2025, USL held 698 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures.

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

On December 4, 2007, USL initially registered 11,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On December 6, 2007, USL listed its shares on the AMEX under the ticker symbol “USL” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USL established its initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. USL also commenced investment operations on December 6, 2007, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of March 31, 2025, USL had registered an unlimited number of shares available for issuance. On April 28, 2023, the SEC declared effective a registration statement filed by USL that registered an unlimited number of shares. As a result, USL has an unlimited number of shares that can be issued in the form of Creation Baskets.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under generally accepted accounting principles in the United States of America (“U.S. GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of USCF, necessary for the fair presentation of the financial statements for the interim period.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in conformity with U.S. GAAP as detailed in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. USL is an investment company for accounting purposes and follows the accounting and reporting guidance in FASB Topic 946.

Revenue Recognition

Commodity futures, contracts swap and forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for swap and forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statements of operations. USL earns income on funds held at the custodian or FCMs at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

USL is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss, deductions or credits on his/her own income tax return.

In accordance with U.S. GAAP, USL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USL files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USL is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USL recording a tax liability that reduces net assets. However, USL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2025.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2025.

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

Recently Issued Accounting Pronouncement

USL adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). USL operates in one segment. The segment derives its revenues from investments made in accordance with the defined investment strategy of USL, as prescribed in USL’s prospectus. The Chief Operating Decision Maker (“CODM”) is the general partner, USCF. The CODM monitors the operating results of the Fund as part of making decisions for allocating resources and evaluating performance.

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

Ongoing Registration Fees and Other Offering Expenses

USL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2025 and 2024, USL did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

USL is responsible for paying its portion of the directors’ and officers’ liability insurance for USL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USL and the Related Public Funds. USL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2025 are estimated to be a total of $18,000 for USL and, in the aggregate for USL and the Related Public Funds, $883,000.

Licensing Fees

As discussed in Note 4 below, USL entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USL and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2025 and 2024, USL incurred $1,778 and $2,458, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USL’s audit expenses and tax accounting and reporting requirements are paid by USL. These costs are estimated to be $150,000 for the year ending December 31, 2025. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Total commissions accrued to brokers	$1,828	$2,061
Total commissions as annualized percentage of average total net assets	0.02%	0.01%

The decrease in total commissions accrued to brokers for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was due primarily to a lower number of crude oil futures contracts being held and traded.

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

Market volatility is attributable to things like the COVID-19 pandemic and related supply chain disruptions, war (such as the Russia-Ukraine war), continuing disputes among natural gas-producing countries, the introduction of or changes in tariffs or trade barriers, and trade wars between nations. Events such as these, and others, could cause volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by USL and the impact of which could limit USL’s ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contracts. In such a circumstance, USL could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Oil Futures Contracts and/or Other Oil-Related Investments, such as OTC swaps.

All of the futures contracts held by USL through March 31, 2025, were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USL’s cash in money market funds that seek to maintain a stable per share NAV. USL is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2025 and December 31, 2024, USL held investments in money market funds in the amounts of $19,630,000 and $19,630,000, respectively. USL also holds cash deposits with its custodian and FCMs. As of March 31, 2025 and December 31, 2024, USL held cash deposits in the amounts of $28,514,244 and $30,295,668 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should USL’s custodian and/or FCMs cease operations.

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

For the three months ended March 31, 2025 and 2024, the monthly average volume of open future contract notional value was $48,694,488 and $64,283,050, respectively.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2025 and 2024 for the shareholders. This information has been derived from information presented in the financial statements.

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$38.01	$35.23
Total income (loss)	0.29	4.84
Total expenses	(0.09)	(0.08)
Net increase (decrease) in net asset value	0.20	4.76
Net asset value, end of period	$38.21	$39.99

Total Return	0.53%	13.51%

Ratios to Average Net Assets
Total income (loss)	0.96%	12.77%
Management fees#	0.60%	0.60%
Total expenses excluding management fees#	0.38%	0.30%
Net income (loss)	0.72%	12.55%
#	Annualized.

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

The following table summarizes the valuation of USL’s securities at March 31, 2025 using the fair value hierarchy:

At March 31, 2025	Total	Level I	Level II	Level III
Short-Term Investments	$19,630,000	$19,630,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(374,593)	(374,593)	—	—

The following table summarizes the valuation of USL’s securities at December 31, 2024 using the fair value hierarchy:

At December 31, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$19,630,000	$19,630,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(478,755)	(478,755)	—	—

Effective January 1, 2009, USL adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Statements of	Fair Value at	Fair Value at
	Financial	March 31,	December 31,
Derivatives not Accounted for as Hedging Instruments	Condition Location	2025	2024
Futures — Commodity Contracts	Unrealized gain(loss) on open commodity futures contracts	$(374,593)	$(478,755)

The Effect of Derivative Instruments on the Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2025		March 31, 2024
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
	Gain (Loss)	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Derivatives not Accounted for as Hedging Instruments	Income	Income	Income	Income	Income
Futures — Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$(129,888)		$469,217

	Change in unrealized gain (loss) on open commodity futures contracts		$104,162		$7,140,769

NOTE 8 — SUBSEQUENT EVENTS

USL has performed an evaluation of subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the notes thereto of the United States 12 Month Oil Fund, LP (“USL”) included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” which generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this quarterly report on Form 10-Q that address activities, events or developments that will or may occur in the future, including such matters as changes in inflation in the United States, movements in the stock market, movements in U.S. and foreign currencies, and market volatility in the commodities markets and futures markets and indexes that track such movements, the Russia-Ukraine war and conflicts in the Middle East, USL’s operations, USCF’s plans and references to USL’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses USCF has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to USCF’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this quarterly report on Form 10-Q, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this quarterly report on Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments USCF anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, USL’s operations or the value of its shares.

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

The accountability levels for the Benchmark Oil Futures Contracts and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contracts is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, ICE Futures maintains accountability levels, position limits and monitoring authority for its futures contracts for light, sweet crude oil. If USL and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on USL and the Related Public Funds’ activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USL and the Related Public Funds could be ordered to reduce their aggregate positions back to the accountability level.

As of March 31, 2025, USL held 698 futures contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures. For the three months ended March 31, 2025, USL did not exceed the accountability levels imposed by the NYMEX or ICE Futures, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and USL did not reduce the number of Oil Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USL will run up against such position limits because USL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during a one day each month. The foregoing accountability levels and position limits are subject to change. For the three months ended March 31, 2025, USL did not exceed any position limits.

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

Natural disasters, public health disruptions (such as the COVID-19 pandemic), and international armed conflicts could impact the price of crude oil and/or the value, pricing and liquidity of USL's investments or assets which, in turn, could cause the loss of your investment in USL.

Natural or environmental disasters, such as earthquakes, fires, floods, hurricanes, tsunamis and other severe weather-related phenomena generally, and widespread disease, including public health disruptions, pandemics and epidemics (for example, the COVID-19 pandemic), can be highly disruptive to economies and markets. Such events can, directly or indirectly, negatively impact, and/or cause volatility in, the price of crude oil and the value, pricing, and liquidity of the investments or other assets held by USL.

Geopolitical conflict, including war and armed conflicts (such as the Russia-Ukraine war, conflicts in the Middle East, and the expansion of such conflicts in surrounding areas), sanctions, the introduction of or changes in tariffs or trade barriers, global or local recessions, and acts of terrorism, can also, directly or indirectly, negatively impact, and/or cause volatility in, the price of crude oil and the value, pricing, and liquidity of the investments or other assets held by USL.

A negative impact on, or volatility in, the price of crude oil or the value, pricing and liquidity of USL’s investments or other assets resulting from the occurrence of any of the aforementioned events, or similar events, could cause you to lose all, or substantially all, of your investment in USL.

USL may be subject to interest rate risk, which may prevent USL from investing fully at prevailing rates until any current investments in Treasuries mature in order to avoid selling those investments at a loss.

Interest rate risk is the risk that fixed income securities and other investments in USL’s portfolio will fluctuate in value because of a change in interest rates. Interest rate changes can be sudden and unpredictable, and USL may lose money because of movements in interest rates. When interest rates rise, the value of fixed income securities typically falls. In a rising interest rate environment, USL may not be able to fully invest at prevailing rates until any current investments in Treasuries mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments. In addition, in rising interest rate environments, it is possible that the Treasuries held by USL will decline in value. When interest rates fall, USL may be required to reinvest the proceeds from the sale, redemption or early prepayment of Treasuries or a money market security at a lower interest rate.

As inflation increases, the present value of USL’s assets may decline.

Inflation is a general increase in the overall price level of goods and services in the economy. The United States Federal Reserve has a stated goal of maintaining a two percent increase in inflation over the long run, as measured by the annual change in the price index for personal consumption expenditures. Following the COVID-19 pandemic, the United States experienced inflation above the Federal Reserve’s stated two-percent goal. Other world economies similarly experienced elevated inflation rates. The Federal Reserve increased interest rates and successfully reduced inflation so that it is close to the stated two percent goal. As a result, in 2024, the Federal Reserve began reducing interest rates. However, the rate of inflation in the United States is still above the stated two percent goal. Inflation has the effect of eroding the value of cash or bonds. In a high inflation environment the value of USL’s cash and Treasury investments may decline.

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

Price Movements

Crude oil futures prices were volatile during the three months ended March 31, 2025. The average price of the Benchmark Oil Futures Contracts started the period at $69.70 per barrel. The high of the period was on January 15, 2025 when the average price reached $73.51 per barrel. The average low for the period was on March 10, 2025, which was $63.74 per barrel. The period ended with the average price of the Benchmark Oil Futures Contracts at $68.45 per barrel, a decrease of approximately (1.79)% over the period. USL’s per share NAV began the period at $38.01 and ended the period at $38.21 on March 31, 2025, an increase of approximately 0.53% over the period. The average Benchmark Oil Futures Contracts prices listed above began with the February 2025 to January 2026 contracts and ended with the May 2025 to April 2026 contracts. The decrease of approximately (1.79)% on the average price of the Benchmark Oil Futures Contracts listed above is a hypothetical return only and would not actually be realized by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USL seeks to track, which are more fully described below in the section titled “Tracking USL’s Benchmark.”

During the three months ended March 31, 2025, the crude oil futures market experienced states of both mild contango and strong backwardation. On days when the market was in contango the price of the near month crude Oil Futures Contract is lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market is in backwardation, the price of the near month crude Oil Futures Contract is higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Results of Operations and the Crude Oil Market

Results of Operations. As of March 31, 2025, USL had 1,250,000 outstanding. On April 28, 2023, the SEC declared effective a registration statement filed by USL that registered an unlimited number of shares. As a result, USL has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by USL than are outstanding due to the redemption of shares.

As of March 31, 2025, USL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Jane Street Capital LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company, Inc., RBC Capital Markets LLC, SG Americas Securities LLC, and Virtu Americas LLC.

For the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Average daily total net assets	$48,072,428	$65,939,405
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$484,726	$808,385
Annualized yield based on average daily total net assets	4.09%	4.93%
Management fee	$71,121	$98,319
Total fees and other expenses excluding management fees	$44,864	$48,674
Total commissions accrued to brokers	$1,828	$2,061
Total commissions as annualized percentage of average total net assets	0.02%	0.01%

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

Average interest rates earned on short-term investments held by USL, including cash, cash equivalents and Treasuries, were lower during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. As a result, the amount of income earned by USL as a percentage of average daily total net assets was lower during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The decrease in total fees and other expenses excluding management fees for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was due primarily to a decrease in professional fees and decrease in brokerage commissions.

The decrease in total commissions accrued to brokers for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was due primarily to a lower number of Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended March 31, 2025, the average daily change in the Benchmark Oil Futures Contracts was (0.006)%, while the average daily change in the per share NAV of USL over the same time period was 0.007%. The average daily difference was 0.013% (or 1.3 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USL’s shares to the public on December 6, 2007 to March 31, 2025, the average daily change in the Benchmark Oil Futures Contracts was 0.015%, while the average daily change in the per share NAV of USL over the same time period was 0.016%. The average daily difference was 0.001% (or 0.1 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in USL’s NAV and the changes in the Benchmark Oil Futures Contracts. The first chart below shows the daily movement of USL’s per share NAV versus the daily movement of the Benchmark Oil Futures Contracts for the 30 valuation day period ended March 31, 2025, the last trading day in March. The second chart below shows the monthly total returns of USL as compared to the monthly value of the Benchmark Oil Futures Contracts for the five years ended March 31, 2025.

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

For the three months ended March 31, 2025, the actual total return of USL as measured by changes in its per share NAV was 0.53%. This is based on an initial per share NAV of $38.01 as of December 31, 2024 and an ending per share NAV as of March 31, 2025 of $38.21. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $37.93 as of March 31, 2025, for a total return over the relevant time period of (0.22)%. The difference between the actual per share NAV total return of USL of 0.53% and the expected total return based on the Benchmark Oil Futures Contracts of (0.22)% was a difference over the time period of 0.75%, which is to say that USL’s actual total return outperformed its benchmark by that percentage. USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USL to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contracts.

By comparison, for the three months ended March 31, 2024, the actual total return of USL as measured by changes in its per share NAV was 13.51%. This is based on an initial per share NAV of $35.23 as of December 31, 2023 and an ending per share NAV as of March 31, 2024 of $39.99. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $39.60 as of March 31, 2024, for a total return over the relevant time period of 12.40%. The difference between the actual per share NAV total return of USL of 13.51% and the expected total return based on the Benchmark Oil Futures Contracts of 12.40% was a difference over the time period of 1.11%, which is to say that USL’s actual total return outperformed its benchmark by that percentage. USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USL to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contracts.

There are three factors that typically have impacted or are most likely to impact USL’s ability to accurately track its Benchmark Oil Futures Contracts in addition to the foregoing.

First, USL may buy or sell its holdings in the then current Benchmark Oil Futures Contracts at a price other than the closing settlement price of that contract on the day during which USL executes the trade. In that case, USL may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Oil Futures Contracts, which could cause the changes in the daily per share NAV of USL to either be high or low relative to the daily changes in the average of the prices of the Benchmark Oil Futures Contracts. During the three months ended March 31, 2025, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USL to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USL’s attempt to track the Benchmark Oil Futures Contracts.

Second, USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USL to track slightly lower or higher than daily changes in the average of the prices of the Benchmark Oil Futures Contracts. At the same time, USL earns dividend and interest income on its cash, cash equivalents and Treasuries. USL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2025. Interest payments, and any other income, were retained within the portfolio and added to USL’s NAV. When this income exceeds the level of USL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USL will realize a net yield that will tend to cause daily changes in the per share NAV of USL to track slightly higher than daily changes in the average of the prices of the Benchmark Oil Futures Contracts. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contracts. USCF anticipates that interest rates may continue to stagnate over the near future. It is anticipated that fees and expenses paid by USL may continue to be lower than interest earned by USL. As such, USCF anticipates that USL could possibly outperform its benchmark so long as interest earned is greater than fees and expenses paid by USL.

Third, USL may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contracts’ total return movements. In that case, the error in tracking the Benchmark Oil Futures Contracts could result in daily changes in the per share NAV of USL that are either too high, or too low, relative to the daily changes in the average of the prices of the Benchmark Oil Futures Contracts. During the three months ended March 31, 2025, USL did not hold any Other Oil-Related Investments. If USL increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, USL may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place somewhat less often than contango since oil futures trading started in 1983. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained primarily in contango until 2013. In late 2014, global crude oil inventories grew rapidly after OPEC voted to defend its market share against U.S. shale-oil producers, resulting in another multi-year period during which the crude oil market remained primarily in contango. In March 2020, contango dramatically increased and reached historic levels during the economic crisis arising from the COVID-19 pandemic, related supply chain disruptions and disputes among oil producing countries over the potential limits on the production of crude oil, and a corresponding collapse in demand for crude oil and a lack of on-land storage for crude oil. This level of contango was due to significant market volatility that occurred in crude oil markets as well as oil futures markets. Crude oil prices collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. Eventually, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. The supply cut along with the partial reopening of economies during the third quarter of 2020 reduced some of the unprecedented volatility that oil markets experienced in the Spring of 2020. Likewise, contango returned to moderate levels in May of 2020. During the three months ended March 31, 2025, crude oil futures were in a state of contango as measured by the difference between the front month and the second month contract.

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

Crude Oil Market. During the three months ended March 31, 2025, the average price of the Benchmark Oil Futures Contracts traded in a range between $63.74 to $73.51. The average price of the Benchmark Oil Futures Contracts decreased (1.79)% from the end of 2024 through March 31, 2025 finishing the quarter at $68.45.

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

In the first quarter of 2025, U.S. crude oil production averaged 13.5 mbd. U.S. production has risen since the height of the COVID-19 pandemic in 2020. OPEC crude production declined from late 2022 through the third quarter of 2024 as the cartel supported prices with overall quotas and voluntary output cuts by certain countries, particularly Saudi Arabia. OPEC output rose moderately during the six months ending March 31, 2025, but remained well below pre- and post-pandemic highs. OPEC fiercely supported prices with voluntary cuts and production quotas over the last several years. The cartel announced plans to begin unwinding voluntary cuts and increasing quotas in 2024 but delayed and adjusted these plans several times. Russia and OPEC have still not returned to pre-pandemic production levels, while the U.S. has become the world’s largest crude oil producing nation and other oil producing nations have also increased their output. In the U.S., the Trump administration has aggressively called for increased domestic production and its actions have and will make more drilling possible. However, U.S. drillers have shown restraint in recent years, and it is likely that ongoing growth in U.S. production will continue along the same trajectory. Technology, geology, and economics tend to be larger determinants of U.S. production levels than political policy.

In April of 2025, two events significantly increased risks to global energy prices, particularly crude oil. First, the Trump administration announced large and widespread tariffs on trading partners. While no tariffs on crude oil itself were announced, and the administration later paused tariff implementation and announced changing tariff levels on a country-by-country basis, the overall impact of the administration’s actions has materially increased the risk of a global economic slowdown or recession, which would reduce demand for crude oil. Second, eight OPEC nations announced their intention to reduce their voluntary cuts by over 400,000 barrels per day, starting in May 2025, and to move forward with their plans to gradually cease all voluntary cuts which currently total 2.2 million barrels per day. OPEC reaffirmed its commitment to maintaining oil market stability and retains the flexibility to change plans as market conditions warrant. Nevertheless, the long-expected and repeatedly delayed reduction of quotas and voluntary cuts is finally underway. While not a complete policy reversal, the “OPEC put” which kept a floor on prices over the last several years has likely moved lower at a time when demand could also decline, increasing downward pressure on prices.

The current geopolitical situation adds complexity to the supply-demand equation. Tensions in the Middle East remain a flash point for risk to crude oil supply, which could raise prices. Conversely, progress towards a potential resolution to the Russia-Ukraine war could ease supply disruptions, sanctions, and price volatility, which could lower prices.

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

For the ten-year time period between March 31, 2015 and March 31, 2025, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 10 Years

	Large Cap US Equities	US Gov’t Bonds	Global Equities	Unleaded	Heating	Natural	Crude
Correlation Matrix 10 Years	(S&P 600)	(BEUSG4 Index)	(FTSE World Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	0.150	0.979	0.428	0.174	0.095	0.342
US Gov't Bonds (BEUSG4 Index)		1.000	0.163	(0.180)	(0.388)	(0.139)	(0.252)
Global Equities (FTSE World Index)			1.000	0.469	0.217	0.052	0.389
Unleaded Gasoline				1.000	0.626	0.005	0.749
Heating Oil					1.000	0.035	0.777
Natural Gas						1.000	0.002
Crude Oil							1.000
Source: Bloomberg, NYMEX

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 1 Year

	Large Cap US Equities	US Gov’t Bonds	Global Equities	Unleaded	Heating	Natural	Crude
Correlation Matrix 1 Year	(S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	0.504	0.970	(0.325)	(0.033)	0.078	(0.204)
US Gov't Bonds (BEUSG4 Index)		1.000	0.617	(0.207)	(0.426)	0.124	(0.420)
Global Equities (FTSE World Index)			1.000	(0.305)	(0.101)	0.005	(0.257)
Unleaded Gasoline				1.000	0.391	(0.472)	0.837
Heating Oil					1.000	(0.480)	0.745
Natural Gas						1.000	(0.470)
Crude Oil							1.000
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

USL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USL has allocated substantially all of its net assets to trading in Oil Interests. USL invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USL’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USL’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from USL’s investments in money market funds and Treasuries is paid to USL. During the three months ended March 31, 2025, USL’s expenses did not exceed the income USL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2025, USL did not use other assets to pay expenses. To the extent income exceeds expenses, USL’s NAV will be positively impacted.

Although permitted to do so under its Limited Partnership Agreement, USL has not leveraged, and does not intend to leverage, its assets through borrowings or otherwise, and makes its investments accordingly. Consistent with the foregoing, USL’s investment will take into account the need for USL to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, USL becoming leveraged. If market conditions require it, these risk reduction procedures, including changes to USL’s investments, may occur on short notice.

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

USL’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USL from promptly liquidating its positions in Oil Futures Contracts. During the three months ended March 31, 2025, USL did not purchase or liquidate any of its positions while daily limits were in effect; however, USL cannot predict whether such an event may occur in the future.

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

As of March 31, 2025, USL held cash deposits and short-term investments in the amount of $48,144,244 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USL’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2025, USL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USL. While USL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USL’s financial position.

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

In addition to USCF’s management fee, USL pays its brokerage fees (including fees to the FCMs), OTC dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of shares, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of USL’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to an FCM are on a contract-by-contract, or round turn, basis. USL also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

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

As of March 31, 2025, USL’s portfolio held 698 Crude Oil Futures CL Contracts traded on the NYMEX. As of March 31, 2025, USL did not hold any Futures Contracts traded on the ICE Futures. For a list of USL’s current holdings, please see USL’s website at www.uscfinvestments.com.

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

To reduce the credit risk that arises in connection with such contracts, USL will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. (“ISDA”) that provides for the netting of its overall exposure to its counterparty, and, consistent with applicable regulatory requirements, the posting by each party to cover the mark-to-market exposure of a counterparty to the other counterparty is required.

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

During the three-month reporting period ended March 31, 2025, USL limited its derivatives activities to Oil Futures Contracts EFRP transactions.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in USL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on February 28, 2025 (the “Form 10-K”), except the following:

The impact of changes in U.S. federal income tax laws on USL is uncertain.

In general, legislative or other actions relating to U.S. federal income taxes could have a negative effect on USL or its investors. Matters pertaining to U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The Trump Administration has proposed significant changes to the Code and existing U.S. federal income tax regulations and there are a number of proposals in Congress that, if enacted, would similarly modify the Code. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could result in adverse tax consequences to USL and its investors. Investors are urged to consult with their tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in USL shares.

As inflation increases, the present value of USL’s assets may decline.

Inflation is a general increase in the overall price level of goods and services in the economy. The United States Federal Reserve has a stated goal of maintaining a two percent increase in inflation over the long run, as measured by the annual change in the price index for personal consumption expenditures.

Following the COVID-19 pandemic, the United States experienced inflation above the Federal Reserve’s stated two percent goal. Other world economies similarly experienced elevated inflation rates. The Federal Reserve increased interest rates and successfully reduced inflation so that it is close to the stated two percent goal. As a result, in 2024, the Federal Reserve began reducing interest rates. However, the rate of inflation in the United States is still above the stated two percent goal. Inflation has the effect of eroding the value of cash or bonds. In a high inflation environment, the value of USL’s cash and Treasury investments may decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	USL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USL redeemed 2 baskets (comprising 100,000 shares) during the first quarter of the year ending December 31, 2025. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2025:

Issuer Purchases of Equity Securities

	Total Number of	Average Price Per
Period	Shares Redeemed	Share
1/1/25 to 1/31/25	50,000	$39.56
2/1/25 to 2/28/25	50,000	$38.30
3/1/25 to 3/31/25	—	$—
Total	100,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended March 31, 2025.

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

Date: May 9, 2025

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 9, 2025