Form 10-Q
period 2025-09-30
United States 12 Month Oil Fund, LP
filed 2025-11-07
CIK 1405528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2025.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33859

United States 12 Month Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431897
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 1,150,000 outstanding shares as of November 3, 2025.

United States 12 Month Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

United States 12 Month Oil Fund, LP

Statements of Financial Condition

At September 30, 2025 (Unaudited) and December 31, 2024

	September 30, 2025		December 31, 2024
Assets
Cash and cash equivalents (at cost $35,391,101 and $31,866,921, respectively) (Notes 2 and 5)	$35,391,101	(a)	$31,866,921
Equity in trading accounts:
Cash and cash equivalents (at cost $7,039,712 and $18,058,747, respectively)	7,039,712		18,058,747
Unrealized gain (loss) on open commodity futures contracts	(1,594,720)		(478,755)
Dividends receivable	107,777		74,940
Interest receivable	35,288		111,757
Prepaid insurance	11,135		2,080

Total Assets	$40,990,293		$49,635,690

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	$21,105		$26,178
Professional fees payable	116,076		170,817
Brokerage commissions payable	12,602		12,602
Directors’ fees payable	1,368		1,389
License fees payable	13,464		8,520

Total Liabilities	164,615		219,506

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—		—
Limited Partners	40,825,678		49,416,184
Total Partners’ Capital	40,825,678		49,416,184

Total Liabilities and Partners’ Capital	$40,990,293		$49,635,690

Limited Partners’ shares outstanding	1,150,000		1,300,000
Net asset value per share	$35.50		$38.01
Market value per share	$35.60		$38.02

(a) A portion of this amount is designated to meet daily Futures Commission Merchants’ margin requirements.

See accompanying notes to financial statements.

United States 12 Month Oil Fund, LP

Schedule of Investments (Unaudited)

At September 30, 2025

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
	Notional	Number of	Commodity	% of Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL November 2025 contracts, expiring October 2025	$3,865,570	56	$(372,850)	(0.91)
NYMEX WTI Crude Oil Futures CL December 2025 contracts, expiring November 2025	3,722,780	55	(314,980)	(0.77)
NYMEX WTI Crude Oil Futures CL January 2026 contracts, expiring December 2025	3,630,650	55	(238,250)	(0.58)
NYMEX WTI Crude Oil Futures CL February 2026 contracts, expiring January 2026	3,758,774	55	(377,374)	(0.93)
NYMEX WTI Crude Oil Futures CL March 2026 contracts, expiring February 2026	3,650,150	55	(275,350)	(0.68)
NYMEX WTI Crude Oil Futures CL April 2026 contracts, expiring March 2026	3,527,890	56	(95,650)	(0.23)
NYMEX WTI Crude Oil Futures CL May 2026 contracts, expiring April 2026	3,212,196	55	157,104	0.38
NYMEX WTI Crude Oil Futures CL June 2026 contracts, expiring May 2026	3,323,590	56	104,730	0.26
NYMEX WTI Crude Oil Futures CL July 2026 contracts, expiring June 2026	3,451,450	56	(26,490)	(0.07)
NYMEX WTI Crude Oil Futures CL August 2026 contracts, expiring July 2026	3,538,750	56	(117,150)	(0.29)
NYMEX WTI Crude Oil Futures CL September 2026 contracts, expiring August 2026	3,375,070	55	(17,320)	(0.04)
NYMEX WTI Crude Oil Futures CL October 2026 contracts, expiring September 2026	3,376,690	55	(21,140)	(0.05)
Total Open Futures Contracts*	$42,433,560	665	$(1,594,720)	(3.91)

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 4.09%#	11,000,000	11,000,000	26.95
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 4.05%#	20,630,000	20,630,000	50.53
Total United States Money Market Funds		$31,630,000	77.48

*Collateral amounted to $7,039,712 on open commodity futures contracts.

#Reflects the 7-day yield at September 30, 2025.

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

United States 12 Month Oil Fund, LP

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2025 and 2024

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(784,778)	$(281,925)	$(3,166,106)	$2,049,051
Change in unrealized gain (loss) on open commodity futures contracts	834,475	(7,305,767)	(1,115,965)	(1,798,643)
Dividend income	323,173	254,564	737,837	769,080
Interest income	123,654	472,760	613,716	1,563,208
ETF transaction fees	350	700	2,450	2,800
Total Income (Loss)	$496,874	$(6,859,668)	$(2,928,068)	$2,585,496

Expenses
General Partner management fees (Note 3)	$65,309	$87,744	$197,808	$280,879
Professional fees	53,224	82,680	122,967	162,207
Brokerage commissions	1,324	1,914	4,615	5,710
Directors’ fees and insurance	1,660	4,991	7,072	14,391
License fees	1,632	2,194	4,945	7,021
Total Expenses	$123,149	$179,523	$337,407	$470,208
Net Income (Loss)	$373,725	$(7,039,191)	$(3,265,475)	$2,115,288
Net Income (Loss) per limited partner share	$0.31	$(4.63)	$(2.51)	$0.68
Net Income (Loss) per weighted average limited partner share	$0.31	$(4.63)	$(2.69)	$1.30
Weighted average limited partner shares outstanding	1,195,604	1,521,196	1,215,018	1,630,657

See accompanying notes to financial statements.

United States 12 Month Oil Fund, LP

Statements of Changes in Partners’ Capital (Unaudited)

For the three and nine months ended September 30, 2025 and 2024

	Limited Partners*
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Balances at beginning of period	$42,228,520	$64,871,284	$49,416,184	$66,936,781
Addition of –, –,100,000 and – partnership shares, respectively	—	—	3,843,327	—
Redemption of (50,000), (100,000), (250,000) and (400,000) partnership shares, respectively	(1,776,567)	(3,960,702)	(9,168,358)	(15,180,678)
Net income (loss)	373,725	(7,039,191)	(3,265,475)	2,115,288

Balances at end of period	$40,825,678	$53,871,391	$40,825,678	$53,871,391

*General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States 12 Month Oil Fund, LP

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2025 and 2024

	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024
Cash Flows from Operating Activities:
Net income (loss)	$(3,265,475)	$2,115,288
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	1,115,965	1,798,643
(Increase) decrease in dividends receivable	(32,837)	21,150
(Increase) decrease in interest receivable	76,469	52,874
(Increase) decrease in investment securities sold	—	—
(Increase) decrease in prepaid other	—	551
(Increase) decrease in prepaid insurance	(9,055)	(3,138)
Increase (decrease) payable due to custody	—	—
Increase (decrease) in General Partner management fees payable	(5,073)	(9,061)
Increase (decrease) in professional fees payable	(54,741)	(52,835)
Increase (decrease) in directors’ fees payable	(21)	(14)
Increase (decrease) in license fees payable	4,944	6,471
Net cash provided by (used in) operating activities	(2,169,824)	3,929,929

Cash Flows from Financing Activities:
Addition of partnership shares	3,843,327	—
Redemption of partnership shares	(9,168,358)	(15,180,678)
Net cash provided by (used in) financing activities	(5,325,031)	(15,180,678)

Net Increase (Decrease) in Cash and Cash Equivalents	(7,494,855)	(11,250,749)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	49,925,668	68,932,943
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$42,430,813	$57,682,194

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$35,391,101	$36,915,146
Equity in Trading Accounts:
Cash and cash equivalents	7,039,712	20,767,048
Total Cash, Cash Equivalents and Equity in Trading Accounts	$42,430,813	$57,682,194

See accompanying notes to financial statements.

United States 12 Month Oil Fund, LP

Notes to Financial Statements (Unaudited)

For the period ended September 30, 2025

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

This is because natural market forces called contango and backwardation impact and have impacted the total return on an investment in USL’s shares during the past year relative to a hypothetical direct investment in crude oil and, in the future, it is likely that the relationship between the market price of USL’s shares and changes in the spot prices of light, sweet crude oil will continue to be impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing crude oil, which could be substantial).

As of September 30, 2025, USL held 665 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures.

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

On December 4, 2007, USL initially registered 11,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On December 6, 2007, USL listed its shares on the AMEX under the ticker symbol “USL” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USL established its initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. USL also commenced investment operations on December 6, 2007, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of September 30, 2025, USL had registered an unlimited number of shares available for issuance. On April 28, 2023, the SEC declared effective a registration statement filed by USL that registered an unlimited number of shares. As a result, USL has an unlimited number of shares that can be issued in the form of Creation Baskets.

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

In accordance with U.S. GAAP, USL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USL files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USL is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USL recording a tax liability that reduces net assets. However, USL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2025.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2025.

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

Ongoing Registration Fees and Other Offering Expenses

USL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2025 and 2024, USL did not incur registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, USL entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USL and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2025 and 2024, USL incurred $4,945 and $7,021, respectively under this arrangement.

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

	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024
Total commissions accrued to brokers	$4,615	$5,710
Total commissions as annualized percentage of average total net assets	0.01%	0.01%

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was due primarily to a lower number of crude oil futures contracts being held and traded.

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

All of the futures contracts held by USL through September 30, 2025, were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USL’s cash in money market funds that seek to maintain a stable per share NAV. USL is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2025 and December 31, 2024, USL held investments in money market funds in the amounts of $31,630,000 and $19,630,000, respectively. USL also holds cash deposits with its custodian and FCMs. As of September 30, 2025 and December 31, 2024, USL held cash deposits in the amounts of $10,800,813 and $30,295,668 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should USL’s custodian and/or FCMs cease operations.

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

For the nine months ended September 30, 2025 and 2024, the monthly average volume of open future contract notional value was $45,919,860 and $61,651,364, respectively.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and nine months ended September 30, 2025 and 2024 for the shareholders. This information has been derived from information presented in the financial statements.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$35.19	$40.54	$38.01	$35.23
Total income (loss)	0.41	(4.51)	(2.23)	0.97
Total expenses	(0.10)	(0.12)	(0.28)	(0.29)
Net increase (decrease) in net asset value	0.31	(4.63)	(2.51)	0.68
Net asset value, end of period	$35.50	$35.91	$35.50	$35.91

Total Return	0.88%	(11.42)%	(6.60)%	1.93%

Ratios to Average Net Assets
Total income (loss)	1.15%	(11.79)%	(6.64)%	4.13%
Management fees#	0.60%	0.60%	0.60%	0.60%
Total expenses excluding management fees#	0.53%	0.63%	0.42%	0.40%
Net income (loss)	0.87%	(12.10)%	(7.41)%	3.38%
#	Annualized.

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

The following table summarizes the valuation of USL’s securities at September 30, 2025 using the fair value hierarchy:

At September 30, 2025	Total	Level I	Level II	Level III
Short-Term Investments	$31,630,000	$31,630,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(1,594,720)	(1,594,720)	—	—

The following table summarizes the valuation of USL’s securities at December 31, 2024 using the fair value hierarchy:

At December 31, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$19,630,000	$19,630,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(478,755)	(478,755)	—	—

Effective January 1, 2009, USL adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

The Effect of Derivative Instruments on the Statement of Operations

Fair Value of Derivative Instruments

	Statements of	Fair Value at	Fair Value at
	Financial	September 30,	December 31,
Derivatives not Accounted for as Hedging Instruments	Condition Location	2025	2024
Futures — Commodity Contracts	Unrealized gain(loss) on open commodity futures contracts	$(1,594,720)	$(478,755)

		For the nine months ended		For the nine months ended
		September 30, 2025		September 30, 2024
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
	Gain (Loss)	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
	on Derivatives	on Derivatives	Derivatives	on Derivatives	Derivatives
	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Derivatives not Accounted for as Hedging Instruments	Income	Income	Income	Income	Income
Futures — Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$(3,166,106)		$2,049,051

	Change in unrealized gain (loss) on open commodity futures contracts		$(1,115,965)		$(1,798,643)

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

As of September 30, 2025, USL held 665 futures contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures. For the nine months ended September 30, 2025, USL did not exceed the accountability levels imposed by the NYMEX or ICE Futures, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and USL did not reduce the number of Oil Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USL will run up against such position limits because USL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during a one day each month. The foregoing accountability levels and position limits are subject to change. For the nine months ended September 30, 2025, USL did not exceed any position limits.

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

Interest rate risk is the risk that fixed income securities and other investments in USL’s portfolio will fluctuate in value because of a change in interest rates. Interest rate changes can be sudden and unpredictable, and USL may lose money because of movements in interest rates. When interest rates rise, the value of fixed income securities typically falls. In a rising interest rate environment, USL may not be able to fully invest at prevailing rates until any current investments in Treasuries mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments. In addition, in rising interest rate environments, it is possible that the Treasuries held by USL will decline in value. When interest rates fall, USL may be required to reinvest the proceeds from the sale, redemption or early prepayment of Treasuries or money market security at a lower interest rate.

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

Price Movements

Crude oil futures prices were volatile during the nine months ended September 30, 2025. The average price of the Benchmark Oil Futures Contracts started the period at $69.70 per barrel. The high of the period was on January 15, 2025 when the average price reached $73.51 per barrel. The low for the period was on May 5, 2025, which was $56.56 per barrel. The period ended with the average price of the Benchmark Oil Futures Contracts at $61.41 per barrel, a decrease of approximately (11.89)% over the period. USL’s per share NAV began the period at $38.01 and ended the period at $35.50 on September 30, 2025, a decrease of approximately (6.60)% over the period. The average Benchmark Oil Futures Contracts prices listed above began with the February 2025 to January 2026 contracts and ended with the November 2025 to October 2026 contracts. The decrease of approximately (11.89)% on the average price of the Benchmark Oil Futures Contracts listed above is a hypothetical return only and would not actually be realized by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USL seeks to track, which are more fully described below in the section titled “Tracking USL’s Benchmark.”

During the nine months ended September 30, 2025, the crude oil futures market experienced states of mild backwardation. On days when the market was in contango the price of the near month crude Oil Futures Contract is lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market is in backwardation, the price of the near month crude Oil Futures Contract is higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Results of Operations and the Crude Oil Market

Results of Operations. As of September 30, 2025, USL had 1,150,000 shares outstanding. On April 28, 2023, the SEC declared effective a registration statement filed by USL that registered an unlimited number of shares. As a result, USL has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by USL than are outstanding due to the redemption of shares.

As of September 30, 2025, USL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Company, Jane Street Capital LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company, Inc., RBC Capital Markets LLC, SG Americas Securities LLC, and Virtu Americas LLC.

For the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024
Average daily total net assets	$44,073,887	$62,536,322
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,351,553	$2,332,288
Annualized yield based on average daily total net assets	4.10%	4.98%
Management fee	$197,808	$280,879
Total fees and other expenses excluding management fees	$139,599	$189,329
Total commissions accrued to brokers	$4,615	$5,710
Total commissions as annualized percentage of average total net assets	0.01%	0.01%

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

Average interest rates earned on short-term investments held by USL, including cash, cash equivalents and Treasuries, were lower during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. As a result, the amount of income earned by USL as a percentage of average daily total net assets was lower during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The decrease in total fees and other expenses excluding management fees for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was due primarily to a decrease in professional fees and lower brokerage commissions.

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was due primarily to a lower number of Oil Futures Contracts being held and traded.

For the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

	Three months ended	Three months ended
	September 30, 2025	September 30, 2024
Average daily total net assets	$43,175,647	$58,163,742
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$446,827	$727,324
Annualized yield based on average daily total net assets	4.11%	4.97%
Management fee	$65,309	$87,744
Total fees and other expenses excluding management fees	$57,840	$91,779
Total commissions accrued to brokers	$1,324	$1,914
Total commissions as annualized percentage of average total net assets	0.01%	0.01%

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

Average interest rates earned on short-term investments held by USL, including cash, cash equivalents and Treasuries, were lower during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. As a result, the amount of income earned by USL as a percentage of average daily total net assets was lower during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The decrease in total fees and other expenses excluding management fees for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was due primarily to a decrease in professional fees and lower brokerage commissions.

The decrease in total commissions accrued to brokers for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was due primarily to a lower number of Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended September 30, 2025, the average daily change in the Benchmark Oil Futures Contracts was (0.001)%, while the average daily change in the per share NAV of USL over the same time period was 0.011%. The average daily difference was 0.012% (or 1.2 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USL’s shares to the public on December 6, 2007 to September 30, 2025, the average daily change in the Benchmark Oil Futures Contracts was 0.013%, while the average daily change in the per share NAV of USL over the same time period was 0.014%. The average daily difference was 0.001% (or 0.1 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in USL’s NAV and the changes in the Benchmark Oil Futures Contracts. The first chart below shows the daily movement of USL’s per share NAV versus the daily movement of the Benchmark Oil Futures Contracts for the 30 valuation day period ended September 30th, 2025, the last trading day in September. The second chart below shows the monthly total returns of USL as compared to the monthly value of the Benchmark Oil Futures Contracts for the five years ended September 30, 2025.

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

For the nine months ended September 30, 2025, the actual total return of USL as measured by changes in its per share NAV was (6.60)%. This is based on an initial per share NAV of $38.01 as of December 31, 2024 and an ending per share NAV as of September 30, 2025 of $35.50. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $34.68 as of September 30, 2025, for a total return over the relevant time period of (8.76)%. The difference between the actual per share NAV total return of USL of 2.16% and the expected total return based on the Benchmark Oil Futures Contracts of (8.76)% was a difference over the time period of 2.16%, which is to say that USL’s actual total return outperformed its benchmark by that percentage. USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USL to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contracts.

By comparison, for the nine months ended September 30, 2024, the actual total return of USL as measured by changes in its per share NAV was 1.93%. This is based on an initial per share NAV of $35.23 as of December 31, 2023 and an ending per share NAV as of September 30, 2024 of $35.91. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $34.87 as of September 30, 2024, for a total return over the relevant time period of (1.02)%. The difference between the actual per share NAV total return of USL of 1.93% and the expected total return based on the Benchmark Oil Futures Contracts of (1.02)% was a difference over the time period of 2.95%, which is to say that USL’s actual total return outperformed its benchmark by that percentage. USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USL to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contracts.

There are three factors that typically have impacted or are most likely to impact USL’s ability to accurately track its Benchmark Oil Futures Contracts in addition to the foregoing.

First, USL may buy or sell its holdings in the then current Benchmark Oil Futures Contracts at a price other than the closing settlement price of that contract on the day during which USL executes the trade. In that case, USL may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Oil Futures Contracts, which could cause the changes in the daily per share NAV of USL to either be high or low relative to the daily changes in the average of the prices of the Benchmark Oil Futures Contracts. During the nine months ended September 30, 2025, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USL to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USL’s attempt to track the Benchmark Oil Futures Contracts.

Second, USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USL to track slightly lower or higher than daily changes in the average of the prices of the Benchmark Oil Futures Contracts. At the same time, USL earns dividend and interest income on its cash, cash equivalents and Treasuries. USL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended September 30, 2025. Interest payments, and any other income, were retained within the portfolio and added to USL’s NAV. When this income exceeds the level of USL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USL will realize a net yield that will tend to cause daily changes in the per share NAV of USL to track slightly higher than daily changes in the average of the prices of the Benchmark Oil Futures Contracts. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contracts. USCF anticipates that interest rates may continue to stagnate over the near future. It is anticipated that fees and expenses paid by USL may continue to be lower than interest earned by USL. As such, USCF anticipates that USL could possibly outperform its benchmark so long as interest earned is greater than fees and expenses paid by USL.

Third, USL may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contracts’ total return movements. In that case, the error in tracking the Benchmark Oil Futures Contracts could result in daily changes in the per share NAV of USL that are either too high, or too low, relative to the daily changes in the average of the prices of the Benchmark Oil Futures Contracts. During the three months ended September 30, 2025, USL did not hold any Other Oil-Related Investments. If USL increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, USL may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place somewhat less often than contango since oil futures trading started in 1983. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained primarily in contango until 2013. In late 2014, global crude oil inventories grew rapidly after OPEC voted to defend its market share against U.S. shale-oil producers, resulting in another multi-year period during which the crude oil market remained primarily in contango. In March 2020, contango dramatically increased and reached historic levels during the economic crisis arising from the COVID-19 pandemic, related supply chain disruptions and disputes among oil producing countries over the potential limits on the production of crude oil, and a corresponding collapse in demand for crude oil and a lack of on-land storage for crude oil. This level of contango was due to significant market volatility that occurred in crude oil markets as well as oil futures markets. Crude oil prices collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. Eventually, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. The supply cut along with the partial reopening of economies during the third quarter of 2020 reduced some of the unprecedented volatility that oil markets experienced in the Spring of 2020. Likewise, contango returned to moderate levels in May of 2020. During the nine months ended September 30, 2025, crude oil futures were in a state of contango as measured by the difference between the front month and the second month contract.

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

Crude Oil Market. During the nine months ended September 30, 2025, the average price of the Benchmark Oil Futures Contracts traded in a range between $56.56 to $73.51. The average price of the Benchmark Oil Futures Contracts decreased (11.89)% from the end of 2024 through September 30, 2025 finishing the quarter at $61.41.

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

In the third quarter of 2025, U.S. crude oil production averaged 13.4 mbd. U.S. production rose significantly over the last five years. OPEC crude production declined from late 2022 through the third quarter of 2024 as the cartel supported prices with overall quotas and voluntary output cuts by certain countries, particularly Saudi Arabia. OPEC output rose during the nine months ending September 30, 2025, but remained below pre- and post-pandemic highs. OPEC fiercely supported prices with voluntary cuts and production quotas from mid-2022 to late 2024. The cartel announced plans to begin unwinding voluntary cuts and increasing quotas in 2024 and has begun to do so after delaying and adjusting these plans several times. While OPEC has steadily increased output several times in 2025, it has also reaffirmed its commitment to maintaining oil market stability and retains the flexibility to change plans as market conditions warrant. Nevertheless, the long-expected and repeatedly delayed reduction of quotas and voluntary cuts is finally underway. While not a complete policy reversal, the “OPEC put” which kept a floor on prices over the last several years has likely moved lower. Russia and OPEC have still not returned to pre-pandemic production levels, while the U.S. has become the world’s largest crude oil producing nation and other oil producing nations have also increased their output. In the U.S., the Trump administration has aggressively called for increased domestic production and its actions have and will make more drilling possible. However, U.S. drillers have shown restraint in recent years, and production may not rise as much in the future as it has in the recent past. Technology, geology, and economics tend to be larger determinants of U.S. production levels than political policy.

In April of 2025, the Trump administration announced large and widespread tariffs on trading partners. While no tariffs on crude oil itself were announced, and the administration later paused tariff implementation and announced changing tariff levels on a country-by-country basis, the overall impact of the administration’s actions may increase the risk of a global economic slowdown or recession, which would reduce demand for crude oil. As negotiations with trading partners continue, final trade policy remains elusive and crude oil prices may be volatile as a result.

The current geopolitical situation adds complexity to the supply-demand equation. In June of 2025, Israel and the United States attacked Iran’s nuclear facilities, raising speculation that Iran might attempt to close the Strait of Hormuz. As approximately 20% of global petroleum consumption transits the Strait daily, this could have a significant effect on prices. As it stands, Iran did not close the Strait, and prices fell back to the mid-$65 range after briefly topping $75. Global tensions, with existing and potential conflicts in various regions, remain a flash point for risk to crude oil supply, which could raise prices. Conversely, any resolution of geopolitical conflicts could ease supply disruptions, sanctions, and price volatility, which could lower prices.

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

For the ten-year time period between September 30, 2015 and September 30, 2025, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 10 Years

	Large Cap US Equities	US Gov’t Bonds	Global Equities	Unleaded	Heating	Natural	Crude
Correlation Matrix 10 Years	(S&P 600)	(BEUSG4 Index)	(FTSE World Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	0.148	0.979	0.414	0.189	0.097	0.360
US Gov’t Bonds (BEUSG4 Index)		1.000	0.169	(0.172)	(0.371)	(0.135)	(0.247)
Global Equities (FTSE World Index)			1.000	0.446	0.219	0.048	0.392
Unleaded Gasoline				1.000	0.616	(0.001)	0.749
Heating Oil					1.000	0.039	0.767
Natural Gas						1.000	0.007
Crude Oil							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 1 Years

	Large Cap US Equities	US Gov’t Bonds	Global Equities	Unleaded	Heating	Natural	Crude
Correlation Matrix 1 Year	(S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	0.164	0.962	(0.398)	0.268	0.058	0.129
US Gov’t Bonds (BEUSG4 Index)		1.000	0.304	(0.340)	(0.286)	0.323	(0.448)
Global Equities (FTSE World Index)			1.000	(0.444)	0.172	(0.045)	(0.012)
Unleaded Gasoline				1.000	0.392	(0.262)	0.690
Heating Oil					1.000	(0.171)	0.802
Natural Gas						1.000	(0.009)
Crude Oil							1.000
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

USL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USL has allocated substantially all of its net assets to trading in Oil Interests. USL invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USL’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USL’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from USL’s investments in money market funds and Treasuries is paid to USL. During the three months ended September 30, 2025, USL’s expenses did not exceed the income USL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended September 30, 2025, USL did not use other assets to pay expenses. To the extent income exceeds expenses, USL’s NAV will be positively impacted.

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

USL’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USL from promptly liquidating its positions in Oil Futures Contracts. During the three months ended September 30, 2025, USL did not purchase or liquidate any of its positions while daily limits were in effect; however, USL cannot predict whether such an event may occur in the future.

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

As of September 30, 2025, USL held cash deposits and short-term investments in the amount of $42,430,813 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USL’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2025, USL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USL. While USL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USL’s financial position.

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

As of September 30, 2025, USL’s portfolio held 665 Crude Oil Futures CL Contracts traded on the NYMEX. As of September 30, 2025, USL did not hold any Futures Contracts traded on the ICE Futures. For a list of USL’s current holdings, please see USL’s website at www.uscfinvestments.com.

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

During the nine-month reporting period ended September 30, 2025, USL limited its derivatives activities to Oil Futures Contracts EFRP transactions.

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

The lead plaintiff filed a notice of voluntary dismissal of its claims against BNP Paribas Securities Corporation, Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Morgan Stanley & Company, Inc., Nomura Securities International, Inc., RBC Capital Markets, LLC, SG Americas Securities LLC, and UBS Securities LLC.

The remaining defendants in In re: United States Oil Fund, LP Securities Litigation filed a motion to dismiss the claims in January 2021. On September 29, 2025, the Court granted the defendants’ motion to dismiss the class action complaint in its entirety without prejudice and granting plaintiff leave to move to amend the complaint by November 26, 2025. USCF, USO, and the individual defendants intend to continue vigorously contesting any such claims.

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

The Mehan Action alleges that the defendants breached their fiduciary duties to USO and failed to act in good faith in connection with a March 19, 2020 registration statement and offering and disclosures regarding certain extraordinary market conditions that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees, and costs. All proceedings in the Mehan Action are stayed pending final disposition of the motion(s) to dismiss in In re: United States Oil Fund, LP Securities Litigation.

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

The Court consolidated the Cantrell and AML Actions under the caption In re United States Oil Fund, LP Derivative Litigation, Civil Action No. 1:20-cv-06974 and appointed co-lead counsel. All proceedings in In re United States Oil Fund, LP Derivative Litigation are stayed pending final disposition of the motion(s) to dismiss in In re: United States Oil Fund, LP Securities Litigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	USL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USL redeemed 1 basket (comprising 50,000 shares) during the third quarter of the year ending December 31, 2025. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2025:

Issuer Purchases of Equity Securities

	Total Number of	Average Price Per
Period	Shares Redeemed	Share
7/1/25 to 7/31/25	—	$—
8/1/25 to 8/31/25	—	$—
9/1/25 to 9/30/25	50,000	$35.53
Total	50,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended September 30, 2025.

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

Date: November 7, 2025

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 7, 2025