Form 10-Q
period 2026-06-30
United States 12 Month Oil Fund, LP
filed 2026-08-07
CIK 1405528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2026.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33859

United States 12 Month Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431897
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 900,000 outstanding shares as of August 4, 2026.

United States 12 Month Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

United States 12 Month Oil Fund, LP

Statements of Financial Condition

At June 30, 2026 (Unaudited) and December 31, 2025

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents (at cost $34,762,105 and $31,775,871, respectively) (Notes 2 and 5)	$34,762,105	$31,775,871
Equity in trading accounts:
Cash and cash equivalents (at cost $7,015,029 and $7,949,567, respectively)	7,015,029	7,949,567
Unrealized gain (loss) on open commodity futures contracts	(1,236,669)	(3,032,474)
Dividends receivable	107,860	84,725
Interest receivable	29,320	33,731
Prepaid insurance	6,230	4,440

Total Assets	$40,683,875	$36,815,860

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	$23,853	19,622
Professional fees payable	68,679	136,514
Directors’ fees payable	753	1,137
License fees payable	18,703	14,947

Total Liabilities	111,988	172,220

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	40,571,887	36,643,640
Total Partners’ Capital	$40,571,887	$36,643,640

Total Liabilities and Partners’ Capital	$40,683,875	$36,815,860

Limited Partners’ shares outstanding	900,000	1,100,000
Net asset value per share	$45.08	$33.31
Market value per share	$45.37	$33.32

See accompanying notes to financial statements.

United States 12 Month Oil Fund, LP

Schedule of Investments (Unaudited)

At June 30, 2026

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
	Notional	Number of	Commodity	% of Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL August 2026 contracts, expiring July 2026	$3,635,322	50	$(160,322)	(0.40)
NYMEX WTI Crude Oil Futures CL September 2026 contracts, expiring August 2026	3,506,620	50	(43,120)	(0.11)
NYMEX WTI Crude Oil Futures CL October 2026 contracts, expiring September 2026	3,482,610	50	(33,610)	(0.08)
NYMEX WTI Crude Oil Futures CL November 2026 contracts, expiring October 2026	3,426,970	50	7,030	0.02
NYMEX WTI Crude Oil Futures CL December 2026 contracts, expiring November 2026	3,370,330	50	47,170	0.11
NYMEX WTI Crude Oil Futures CL January 2027 contracts, expiring December 2026	3,311,652	50	88,848	0.22
NYMEX WTI Crude Oil Futures CL February 2027 contracts, expiring January 2027	3,270,830	50	112,670	0.28
NYMEX WTI Crude Oil Futures CL March 2027 contracts, expiring February 2027	3,253,000	49	48,130	0.12
NYMEX WTI Crude Oil Futures CL April 2027 contracts, expiring March 2027	3,453,877	50	(99,377)	(0.25)
NYMEX WTI Crude Oil Futures CL May 2027 contracts, expiring April 2027	3,565,548	49	(288,918)	(0.71)
NYMEX WTI Crude Oil Futures CL June 2027 contracts, expiring May 2027	3,780,300	50	(447,300)	(1.10)
NYMEX WTI Crude Oil Futures CL July 2027 contracts, expiring June 2027	3,724,900	49	(467,870)	(1.15)
Total Open Futures Contracts*	$41,781,959	597	$(1,236,669)	(3.05)

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 3.60%#	23,700,000	$23,700,000	58.41
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 3.56%#	9,330,000	9,330,000	23.00
Total United States Money Market Funds		$33,030,000	81.41

*Collateral amounted to $7,015,029 on open commodity futures contracts.

#Reflects the 7-day yield at June 30, 2026.

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

United States 12 Month Oil Fund, LP

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2026 and 2025

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$10,957,593	$(2,251,440)	$12,565,886	$(2,381,328)
Change in unrealized gain (loss) on open commodity futures contracts	(13,165,792)	(2,054,602)	1,795,805	(1,950,440)
Dividend income	357,737	207,126	623,554	414,664
Interest income	111,162	212,874	244,809	490,062
ETF transaction fees	4,900	1,050	7,700	2,100
Total Income (Loss)	$(1,734,400)	$(3,884,992)	$15,237,754	$(3,424,942)

Expenses
General Partner management fees (Note 3)	$81,785	$61,378	$150,244	$132,499
Professional fees	43,828	32,248	74,424	69,743
Brokerage commissions	3,045	1,463	5,113	3,291
Directors’ fees and insurance	3,216	1,649	9,198	5,412
License fees	2,045	1,535	3,756	3,313
Total Expenses	$133,919	$98,273	$242,735	$214,258
Net Income (Loss)	$(1,868,319)	$(3,983,265)	$14,995,019	$(3,639,200)
Net Income (Loss) per limited partner share	$(2.71)	$(3.02)	$11.77	$(2.82)
Net Income (Loss) per weighted average limited partner share	$(1.75)	$(3.36)	$13.41	$(2.97)
Weighted average limited partner shares outstanding	1,068,132	1,185,000	1,117,956	1,224,862

See accompanying notes to financial statements.

United States 12 Month Oil Fund, LP

Statements of Changes in Partners’ Capital (Unaudited)

For the three and six months ended June 30, 2026 and 2025

	Limited Partners*
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Balances at beginning of period	$59,736,158	$47,767,836	$36,643,640	$49,416,184
Addition of 200,000, 50,000, 500,000 and 100,000 partnership shares, respectively	10,183,827	1,942,681	22,646,890	3,843,327
Redemption of (550,000), (100,000), (700,000) and (200,000) partnership shares, respectively	(27,479,779)	(3,498,732)	(33,713,662)	(7,391,791)
Net income (loss)	(1,868,319)	(3,983,265)	14,995,019	(3,639,200)

Balances at end of period	$40,571,887	$42,228,520	$40,571,887	$42,228,520

*General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States 12 Month Oil Fund, LP

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2026 and 2025

	Six months ended	Six months ended
	June 30, 2026	June 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$14,995,019	$(3,639,200)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(1,795,805)	1,950,440
(Increase) decrease in dividends receivable	(23,135)	(50)
(Increase) decrease in interest receivable	4,411	42,693
(Increase) decrease in prepaid insurance	(1,790)	(9,127)
Increase (decrease) in General Partner management fees payable	4,231	(5,416)
Increase (decrease) in professional fees payable	(67,835)	(74,546)
Increase (decrease) in directors’ fees payable	(384)	46
Increase (decrease) in license fees payable	3,756	3,312
Net cash provided by (used in) operating activities	13,118,468	(1,731,848)

Cash Flows from Financing Activities:
Addition of partnership shares	22,646,890	3,843,327
Redemption of partnership shares	(33,713,662)	(7,391,791)
Net cash provided by (used in) financing activities	(11,066,772)	(3,548,464)

Net Increase (Decrease) in Cash and Cash Equivalents	2,051,696	(5,280,312)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	39,725,438	49,925,668
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$41,777,134	$44,645,356

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$34,762,105	$36,075,404
Equity in Trading Accounts:
Cash and cash equivalents	7,015,029	8,569,952
Total Cash, Cash Equivalents and Equity in Trading Accounts	$41,777,134	$44,645,356

See accompanying notes to financial statements.

United States 12 Month Oil Fund, LP

Notes to Financial Statements (Unaudited)

For the period ended June 30, 2026

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

As of June 30, 2026, USL held 597 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures.

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

On December 4, 2007, USL initially registered 11,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On December 6, 2007, USL listed its shares on the AMEX under the ticker symbol “USL” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USL established its initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. USL also commenced investment operations on December 6, 2007, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of June 30, 2026, USL had registered an unlimited number of shares available for issuance. On April 28, 2023, the SEC declared effective a registration statement filed by USL that registered an unlimited number of shares. As a result, USL has an unlimited number of shares that can be issued in the form of Creation Baskets.

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

In accordance with U.S. GAAP, USL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USL files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USL is not subject to income tax return examinations by major taxing authorities for years before 2021. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USL recording a tax liability that reduces net assets. However, USL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2026.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2026.

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

Ongoing Registration Fees and Other Offering Expenses

USL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2026 and 2025, USL did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

USL is responsible for paying its portion of the directors’ and officers’ liability insurance for USL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USL and the Related Public Funds. USL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2026 are estimated to be a total of $12,000 for USL and, in the aggregate for USL and the Related Public Funds, $881,000.

Licensing Fees

As discussed in Note 4 below, USL entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USL and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2026, and 2025, USL incurred $3,756, and $3,313, respectively under this arrangement.

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

	Six months ended	Six months ended
	June 30, 2026	June 30, 2025
Total commissions accrued to brokers	$5,113	$3,291
Total commissions as annualized percentage of average total net assets	0.02%	0.01%

The increase in total commissions accrued to brokers for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was due primarily to a higher number of crude oil futures contracts being held and traded.

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

Market volatility is attributable to things like the COVID-19 pandemic and related supply chain disruptions, military conflicts and war, such as the Russia-Ukraine war, military conflicts in the Middle East, continuing disputes among oil-producing countries, the introduction of or changes in tariffs or trade barriers, and trade wars between nations. Events such as these, and others, could cause volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by USL and the impact of which could limit USL’s ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contracts. In such a circumstance, USL could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Oil Futures Contracts and/or Other Oil Related Investments.

All of the futures contracts held by USL through June 30, 2026, were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USL’s cash in money market funds that seek to maintain a stable per share NAV. USL is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2026 and December 31, 2025, USL held investments in money market funds in the amounts of $33,030,000 and $26,630,000, respectively. USL also holds cash deposits with its custodian and FCMs. As of June 30, 2026 and December 31, 2025, USL held cash deposits in the amounts of $8,747,134 and $13,095,438 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should USL’s custodian and/or FCMs cease operations.

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

For the six months ended June 30, 2026 and 2025, the monthly average volume of open future contract notional value were $43,139,002 and $46,837,624, respectively.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and six months ended June 30, 2026 and 2025 for the shareholders. This information has been derived from information presented in the financial statements.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$47.79	$38.21	$33.31	$38.01
Total income (loss)	(2.58)	(2.94)	11.99	(2.65)
Total expenses	(0.13)	(0.08)	(0.22)	(0.17)
Net increase (decrease) in net asset value	(2.71)	(3.02)	11.77	(2.82)
Net asset value, end of period	$45.08	$35.19	$45.08	$35.19

Total Return	(5.67)%	(7.90)%	35.33%	(7.42)%

Ratios to Average Net Assets
Total income (loss)	(3.18)%	(9.47)%	30.20%	(7.69)%
Management fees#	0.60%	0.60%	0.60%	0.60%
Total expenses excluding management fees#	0.38%	0.36%	0.37%	0.37%
Net income (loss)	(3.42)%	(9.71)%	29.72%	(8.17)%
#	Annualized.

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

The following table summarizes the valuation of USL’s securities at June 30, 2026 using the fair value hierarchy:

At June 30, 2026	Total	Level I	Level II	Level III
Short-Term Investments	$33,030,000	$33,030,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(1,236,669)	(1,236,669)	—	—

The following table summarizes the valuation of USL’s securities at December 31, 2025 using the fair value hierarchy:

At December 31, 2025	Total	Level I	Level II	Level III
Short-Term Investments	$26,630,000	$26,630,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(3,032,474)	(3,032,474)	—	—

Effective January 1, 2009, USL adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Statements of	Fair Value at	Fair Value at
	Financial	June 30,	December 31,
Derivatives not Accounted for as Hedging Instruments	Condition Location	2026	2025
Futures — Commodity Contracts	Unrealized gain(loss) on open commodity futures contracts	$(1,236,669)	$(3,032,474)

The Effect of Derivative Instruments on the Statements of Operations

		For the six months ended		For the six months ended
		June 30, 2026		June 30, 2025
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
	Gain (Loss)	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Derivatives not Accounted for as Hedging Instruments	Income	Income	Income	Income	Income
Futures — Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$12,565,886		$(2,381,328)

	Change in unrealized gain (loss) on open commodity futures contracts		$1,795,805		$(1,950,440)

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

USCF believes that market arbitrage opportunities will cause daily changes in USL’s share price on the NYSE Arca on a percentage basis to closely track daily changes in USL’s per share NAV on a percentage basis. USCF further believes that the daily changes in prices of the Benchmark Oil Futures Contracts have historically tracked the daily changes in spot prices of light, sweet crude oil. USCF believes that the net effect of these relationships will be that daily changes in the price of USL’s shares on the NYSE Arca on a percentage basis will closely track the daily changes in the spot price of a barrel of light, sweet crude oil on a percentage basis, plus interest earned on USL’s collateral holdings, less USL’s expenses.

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

As of June 30, 2026, USL did hold 597 futures contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts traded on the ICE Futures. For the six months ended June 30, 2026, USL did not exceed the accountability levels imposed by the NYMEX or ICE Futures, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and USL did not reduce the number of Oil Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USL will run up against such position limits because USL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during a one day each month. The foregoing accountability levels and position limits are subject to change. For the six months ended June 30, 2026, USL did not exceed any position limits.

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

Price Movements

Crude oil futures prices were volatile during the six months ended June 30, 2026. The average price of the Benchmark Oil Futures Contracts started the period at $57.04 per barrel. The high of the period was on May 4, 2026 when the average price reached $87.65 per barrel. The average low for the period was on January 7, 2026, which was $55.85 per barrel. The period ended with the average price of the Benchmark Oil Futures Contracts at $67.91 per barrel, an increase of approximately 19.06% over the period. USL’s per share NAV began the period at $33.31 and ended the period at $45.08 on June 30, 2026, an increase of approximately 35.33% over the period. The average Benchmark Oil Futures Contracts prices listed above began with the February 2026 to January 2027 contracts and ended with the August 2026 to July 2027 contracts. The increase of approximately 19.06% on the average price of the Benchmark Oil Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USL seeks to track, which are more fully described below in the section titled “Tracking USL’s Benchmark.”

During the six months ended June 30, 2026, the crude oil futures market was in a state of backwardation. On days when the market was in contango the price of the near month crude Oil Futures Contract is lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market is in backwardation, the price of the near month crude Oil Futures Contract is higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Results of Operations and the Crude Oil Market

Results of Operations. As of June 30, 2026, USL had issued 900,000 shares outstanding. On April 28, 2023, the SEC declared effective a registration statement filed by USL that registered an unlimited number of shares. As a result, USL has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by USL than are outstanding due to the redemption of shares.

As of June 30, 2026, USL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company, Inc., RBC Capital Markets LLC, SG Americas Securities LLC, Virtu Americas LLC., and Jane Street Capital LLC.

For the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

	Six months ended	Six months ended
	June 30, 2026	June 30, 2025
Average daily total net assets	$50,458,448	$44,530,452
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$868,363	$904,726
Annualized yield based on average daily total net assets	3.47%	4.10%
Management fee	$150,244	$132,499
Total fees and other expenses excluding management fees	$92,491	$81,759
Total commissions accrued to brokers	$5,113	$3,291
Total commissions as annualized percentage of average total net assets	0.02%	0.01%

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

Average interest rates earned on short-term investments held by USL, including cash, cash equivalents and Treasuries, were lower during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. As a result, the amount of income earned by USL as a percentage of average daily total net assets was lower during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The increase in total fees and other expenses excluding management fees for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was due primarily to an increase in professional fees and higher directors’ fees and insurance.

The increase in total commissions accrued to brokers for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was due primarily to a higher number of Oil Futures Contracts being held and traded.

For the Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

	Three months	Three months
	ended	ended
	June 30, 2026	June 30, 2025
Average daily total net assets	$54,598,041	$41,027,398
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$468,899	$420,000
Annualized yield based on average daily total net assets	3.44%	4.11%
Management fee	$81,785	$61,378
Total fees and other expenses excluding management fees	$52,134	$36,895
Total commissions accrued to brokers	$3,045	$1,463
Total commissions as annualized percentage of average total net assets	0.02%	0.01%

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

Average interest rates earned on short-term investments held by USL, including cash, cash equivalents and Treasuries, were lower during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. As a result, the amount of income earned by USL as a percentage of average daily total net assets was lower during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was due primarily to a increase in professional fees and higher brokerage commissions.

The increase in total commissions accrued to brokers for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was due primarily to a higher of Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended June 30, 2026, the average daily change in the Benchmark Oil Futures Contracts was (0.672)%, while the average daily change in the per share NAV of USL over the same time period was (0.662)%. The average daily difference was 0.010% (or 1.0 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USL’s shares to the public on December 6, 2007 to June 30, 2026, the average daily change in the Benchmark Oil Futures Contracts was 0.018%, while the average daily change in the per share NAV of USL over the same time period was 0.020%. The average daily difference was 0.002% (or 0.2 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in USL’s NAV and the changes in the Benchmark Oil Futures Contracts. The first chart below shows the daily movement of USL’s per share NAV versus the daily movement of the Benchmark Oil Futures Contracts for the 30 valuation day period ended June 30, 2026, the last trading day in June. The second chart below shows the monthly total returns of USL as compared to the monthly value of the Benchmark Oil Futures Contracts for the five years ended June 30, 2026.

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

For the six months ended June 30, 2026, the actual total return of USL as measured by changes in its per share NAV was 35.33%. This is based on an initial per share NAV of $33.31 as of December 31, 2025 and an ending per share NAV as of June 30, 2026 of $45.08. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $44.53 as of June 30, 2026, for a total return over the relevant time period of 33.70%. The difference between the actual per share NAV total return of USL of 35.33% and the expected total return based on the Benchmark Oil Futures Contracts of 33.70% was a difference over the time period of 1.64%, which is to say that USL’s actual total return outperformed its benchmark by that percentage. USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USL to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contracts.

By comparison, for the six months ended June 30, 2025, the actual total return of USL as measured by changes in its per share NAV was (7.42)%. This is based on an initial per share NAV of $38.01 as of December 31, 2025 and an ending per share NAV as of June 30, 2026 of $35.19. During this time period, USL made no distributions to its shareholders. However, if USL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contracts, USL would have had an estimated per share NAV of $34.65 as of June 30, 2025, for a total return over the relevant time period of (8.85)%. The difference between the actual per share NAV total return of USL of (7.42)% and the expected total return based on the Benchmark Oil Futures Contracts of (8.85)% was a difference over the time period of 1.43%, which is to say that USL’s actual total return outperformed its benchmark by that percentage. USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USL to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contracts.

There are three factors that typically have impacted or are most likely to impact USL’s ability to accurately track its Benchmark Oil Futures Contracts in addition to the foregoing.

First, USL may buy or sell its holdings in the then current Benchmark Oil Futures Contracts at a price other than the closing settlement price of that contract on the day during which USL executes the trade. In that case, USL may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Oil Futures Contracts, which could cause the changes in the daily per share NAV of USL to either be high or low relative to the daily changes in the average of the prices of the Benchmark Oil Futures Contracts. During the six months ended June 30, 2026, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USL to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USL’s attempt to track the Benchmark Oil Futures Contracts.

Second, USL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USL to track slightly lower or higher than daily changes in the average of the prices of the Benchmark Oil Futures Contracts. At the same time, USL earns dividend and interest income on its cash, cash equivalents and Treasuries. USL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended June 30, 2026. Interest payments, and any other income, were retained within the portfolio and added to USL’s NAV. When this income exceeds the level of USL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USL will realize a net yield that will tend to cause daily changes in the per share NAV of USL to track slightly higher than daily changes in the average of the prices of the Benchmark Oil Futures Contracts. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contracts. USCF anticipates that interest rates may continue to stagnate over the near future. It is anticipated that fees and expenses paid by USL may continue to be lower than interest earned by USL. As such, USCF anticipates that USL could possibly outperform its benchmark so long as interest earned is greater than fees and expenses paid by USL.

Third, USL may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contracts’ total return movements. In that case, the error in tracking the Benchmark Oil Futures Contracts could result in daily changes in the per share NAV of USL that are either too high, or too low, relative to the daily changes in the average of the prices of the Benchmark Oil Futures Contracts. During the three months ended June 30, 2026, USL did not hold any Other Oil-Related Investments. If USL increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, USL may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place somewhat less often than contango since oil futures trading started in 1983. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained primarily in contango until 2013. In late 2014, global crude oil inventories grew rapidly after OPEC voted to defend its market share against U.S. shale-oil producers, resulting in another multi-year period during which the crude oil market remained primarily in contango. In March 2020, contango dramatically increased and reached historic levels during the economic crisis arising from the COVID-19 pandemic, related supply chain disruptions and disputes among oil producing countries over the potential limits on the production of crude oil, and a corresponding collapse in demand for crude oil and a lack of on-land storage for crude oil. This level of contango was due to significant market volatility that occurred in crude oil markets as well as oil futures markets. Crude oil prices collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. Eventually, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. The supply cut along with the partial reopening of economies during the third quarter of 2020 reduced some of the unprecedented volatility that oil markets experienced in the Spring of 2020. Likewise, contango returned to moderate levels in May of 2020. During the six months ended June 30, 2026, crude oil futures were in a state of contango as measured by the difference between the front month and the second month contract.

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

Crude Oil Market. During the six months ended June 30, 2026, the average price of the Benchmark Oil Futures Contracts traded in a range between $55.85 to $87.65. The average price of the Benchmark Oil Futures Contracts increased 19.06% from the end of 2025 through June 30, 2026 finishing the quarter at $67.91.

The Iran war was the principal factor affecting crude oil prices during the first half of 2026. Prices for the U.S. crude oil benchmark rose to approximately $106 per barrel in early April, while Brent crude oil, the international benchmark, approached $106 per barrel in early May. Global crude oil supply exceeded demand in January and February 2026; however, supply declined materially following the outbreak of hostilities and Iran’s closure of the Strait of Hormuz, through which approximately 20% of the world’s oil supply is transported. Global output continued to decline through May, reaching approximately 93.5 million barrels per day (“mbd”), compared with approximately 108.7 mbd in February, a decrease of approximately 15%. Although the reduction in supply exerted significant upward pressure on prices, forecasts of even higher crude oil prices did not fully materialize during the first half of 2026 due to several offsetting factors. These factors included: demand destruction and conservation in Asia and other regions, reduced purchases of oil by China at elevated prices and China’s increased reliance on previously accumulated inventories of oil, the rerouting of certain crude oil supplies by producers such as Saudi Arabia through pipelines to the Red Sea, and a coordinated release of strategic petroleum reserves by member countries of the Organization for Economic Co-operation and Development. The U.S. also drew down its strategic petroleum reserve to 340 million barrels, the lowest level since the early 1980’s. U.S. and global commercial inventories have also drawn down to the low end of ranges that have been in place since 2015. Global crude oil supply rebounded to approximately 97.5 mbd in June as the United States and Iran negotiated and signed a memorandum of understanding to negotiate a permanent settlement, and some traffic through the Strait of Hormuz resumed. Subsequent events in July, however, disrupted that process. In addition to the continued closure of the Strait of Hormuz, and the resumption of hostilities between the U.S. and Iran, the Iran-backed Houthi militia in Yemen declared the Red Sea closed to shipping, expanding the potential supply disruption to two critical maritime chokepoints. The factors that moderated crude oil prices during the Spring of 2026 may be less effective under current conditions.

U.S. crude oil production remained near record levels, averaging approximately 13.7 mbd in the second quarter of 2026. U.S. production has increased significantly over the last five years. Conversely, Bloomberg data shows that OPEC crude production dropped from 29.6 mbd in February to a low of 16.4 mbd in late spring. OPEC output had been rising prior to the war as the cartel continued to gradually unwind voluntary cuts and quotas that were established to support market prices between 2022 and 2024. Russia and OPEC have still not returned to pre-pandemic production levels, while the U.S. has become the world’s largest crude oil producing nation and other oil producing nations have also increased their output. In the U.S., the Trump administration has encouraged increased domestic production, and its actions may facilitate more drilling activity. However, U.S. drillers have shown restraint in recent years, so production may not rise as much in the future as it has in the recent past. Technology, geology, and economics tend to be significant determinants of U.S. production levels. Increased global demand for U.S. crude, if it is sustained over the long-term, could also motivate increased drilling. Other Trump administration policies have introduced uncertainty into crude oil markets, including tariffs and tariff threats. If the administration’s actions increase the risk of a global economic slowdown or recession, demand for crude oil could decline. Ongoing global tensions, with existing and potential conflicts in various regions, could increase supply disruptions, which could raise prices. Conversely, any resolution of geopolitical conflicts could further ease supply disruptions, sanctions, and price volatility, which could lower prices.

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

For the ten-year time period between June 30, 2016 and June 30, 2026, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 10 Years

	Large Cap US Equities	US Gov’t Bonds	Global Equities	Unleaded	Heating	Natural	Crude
Correlation Matrix 10 Years	(S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	0.186	0.976	0.300	0.091	0.108	0.269
US Gov’t Bonds (BEUSG4 Index)		1.000	0.222	(0.180)	(0.388)	(0.156)	(0.264)
Global Equities (FTSE World Index)			1.000	0.303	0.095	0.049	0.277
Unleaded Gasoline				1.000	0.684	(0.032)	0.782
Heating Oil					1.000	0.047	0.786
Natural Gas						1.000	(0.016)
Crude Oil							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 1 Year

	Large Cap US Equities	US Gov’t Bonds	Global Equities	Unleaded	Heating	Natural	Crude
Correlation Matrix 1 Year	(S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	0.237	0.956	(0.414)	(0.415)	0.189	(0.393)
US Gov’t Bonds (BEUSG4 Index)		1.000	0.388	(0.542)	(0.536)	(0.170)	(0.556)
Global Equities (FTSE World Index)			1.000	(0.531)	(0.531)	0.085	(0.511)
Unleaded Gasoline				1.000	0.882	(0.106)	0.925
Heating Oil					1.000	0.151	0.925
Natural Gas						1.000	(0.084)
Crude Oil							1.000
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

USL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USL has allocated substantially all of its net assets to trading in Oil Interests. USL invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USL’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USL’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from USL’s investments in money market funds and Treasuries is paid to USL. During the three months ended June 30, 2026, USL’s expenses did not exceed the income USL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended June 30, 2026, USL did not use other assets to pay expenses. To the extent income exceeds expenses, USL’s NAV will be positively impacted.

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

USL’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USL from promptly liquidating its positions in Oil Futures Contracts. During the three months ended June 30, 2026, USL did not purchase or liquidate any of its positions while daily limits were in effect; however, USL cannot predict whether such an event may occur in the future.

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

As of June 30, 2026, USL held cash deposits and short-term investments in the amount of $41,777,134 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USL’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2026, USL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USL. While USL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USL’s financial position.

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

As of June 30, 2026, USL’s portfolio held 597 Crude Oil Futures CL Contracts traded on the NYMEX. As of June 30, 2026, USL did not hold any Futures Contracts traded on the ICE Futures. For a list of USL’s current holdings, please see USL’s website at www.uscfinvestments.com.

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

During the six-month reporting period ended June 30, 2026, USL limited its OTC derivatives activities to EFRP transactions.

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

Pursuant to the SEC Order and the CFTC Order, in addition to the command to cease and desist from committing or causing any violations of Section 17(a)(3) of the 1933 Act, Section 4o(1)(B) of the CEA, and CFTC Regulation 4.41(a)(2), civil monetary penalties totaling two million five hundred thousand dollars ($2,500,000) in the aggregate were required to be paid to the SEC and CFTC, of which one million two hundred fifty thousand dollars ($1,250,000) was paid by USCF to each of the SEC and the CFTC, respectively, pursuant to the offsets permitted under the orders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	USL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USL redeemed 11 baskets (comprising 550,000 shares) during the second quarter of the year ending December 31, 2026. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2026:

Issuer Purchases of Equity Securities

	Total Number of	Average Price Per
Period	Shares Redeemed	Share
4/1/26 to 4/30/26	250,000	$49.50
5/1/26 to 5/31/26	150,000	$51.58
6/1/26 to 6/30/26	150,000	$49.12
Total	550,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended June 30, 2026.

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

Date: August 7, 2026

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 7, 2026